Form 10QSB
period 2006-04-30
Fairview Energy Corporation, Inc.
filed 2006-06-13
CIK 1347452

================================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   April 30, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-130906
                            -----------------

                         FAIRVIEW ENERGY CORPORATION, INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                     Pending
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

585 Milsom Wynd
Delta, British Columbia                                   V6B 2M9
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (604) 943-5200
                                                ---------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes    [ x ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,946,250 shares of $0.001 par value common stock outstanding as of June 13, 2006.

                        FAIRVIEW ENERGY CORPORATION, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 April 30, 2006

                                   (Unaudited)







BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                        FAIRVIEW ENERGY CORPORATION, INC.

                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                     April 30,         October 31,
                                                                                       2006                2005
                                                                                       ----                ----
                                                                                    (Unaudited)         (Audited)
                                                        ASSETS
                                                        ------

Current assets
    Cash                                                                         $         25,006   $         29,879
                                                                                 ================   ================

                                                     LIABILITIES
                                                     -----------

Current liabilities
    Accounts payable                                                             $         13,663   $          5,463
    Due to related party (Note 4)                                                               -                 81
                                                                                 ----------------   ----------------

                                                                                           13,663              5,544
                                                                                 ----------------   ----------------


                                                 STOCKHOLDERS' EQUITY
                                                 --------------------

Capital stock (Note 3)
    Authorized
           75,000,000  common shares, par value $0.001 per share
    Issued and outstanding
            6,946,250  common shares (October 31, 2005-6,946,250)                           6,946              6,946
Additional paid-in capital                                                                 27,229             24,529
Deficit accumulated during the development stage                                          (22,832)            (7,140)
                                                                                 ----------------   ----------------

                                                                                           11,343             24,335
                                                                                 ----------------   ----------------

                                                                                 $         25,006   $         29,879
                                                                                 ================   ================






     The accompanying notes are an integral part of these interim financial statements

                        FAIRVIEW ENERGY CORPORATION, INC.

                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three months      Six months       July 29,2005
                                                                   ended             ended        (Inception) to
                                                                 April 30,         April 30,         April 30,
                                                                    2006             2006                2006
                                                                    ----             ----                ----
Expenses
   Accounting and audit fees                                  $         6,204  $         8,204   $        12,167
   Donated rent (Note 4)
                                                                        1,350            2,700             4,050
   Filing                                                                 959            1,697             1,697
   Legal fees                                                           1,500            3,000             4,500
   Office and sundry                                                       21               91               418


Net loss                                                      $       (10,034) $       (15,692)  $       (22,832)
                                                              ===============  ===============   ===============

Basic and diluted loss per share                              $        (0.00)  $        (0.00)
                                                              ===============  ===============

Weighted average number of shares outstanding                       6,946,250        6,946,250
                                                              ===============  ===============











     The accompanying notes are an integral part of these interim financial statements

                        FAIRVIEW ENERGY CORPORATION, INC.

                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       for the period July 29, 2005 (Date of Inception) to April 30, 2006

                                                                                                     Deficit
                                                                                                     Accumulated
                                                                                Additional           During the
                                                         Common Shares            Paid-in            Development
                                             --------------------------------
                                                 Number         Par Value          Capital               Stage              Total
                                                 ------         ---------          -------               -----              -----
   Capital stock issued for cash
   August, 2005       - at $0.001             3,250,000  $        3,250  $             -     $              -      $        3,250
   August, 2005      - at $0.005              3,675,000           3,675           14,700                    -              18,375
   August, 2005      - at $0.40                  21,250              21            8,479                    -               8,500
   Donated rent                                       -               -            1,350                    -               1,350
   Net loss                                           -               -                -               (7,140)             (7,140)
                                         ---------------  --------------  ---------------     ----------------      --------------
   Balance, October 31, 2005 (Audited)        6,946,250           6,946           24,529               (7,140)             24,335

   Donated rent                                       -               -            2,700                    -               2,700
   Net loss                                           -               -                -              (15,692)            (15,692)
                                         --------------  --------------  ---------------     ----------------      --------------
   Balance, April 30, 2006 (Unaudited)        6,946,250  $        6,946  $        27,229     $        (22,832)     $       11,343
                                         ==============  ==============  ===============     ================      ==============





     The accompanying notes are an integral part of these interim financial statements

                        FAIRVIEW ENERGY CORPORATION, INC.

                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months         July 29,2005
                                                                                       ended           (Inception) to
                                                                                     April 30,           April 30,
                                                                                        2006                2006
                                                                                        ----                ----
Cash flows from operating activities
    Net loss                                                                    $       ( 15,692)    $       ( 22,832)
    Items not effecting cash
       Non-cash donated rent                                                               2,700                4,050
      Changes to non cash working capital items
       Accounts payable and accrued liabilities                                            8,200               13,663
                                                                                ----------------     ----------------

Net cash used in operations                                                             (  4,792)            (  5,119)
                                                                                ----------------     ----------------

Cash flows from financing activities
    Due to related party                                                                     (81)                   -
    Capital stock issued                                                                       -               30,125
                                                                                ----------------     ----------------

Net cash from (used in) financing activities                                                 (81)              30,125
                                                                                -----------------    ----------------

Increase (decrease) in cash                                                           (    4,873)              25,006

Cash, beginning                                                                           29,879                    -
                                                                                ----------------     ----------------

Cash, ending                                                                    $         25,006     $         25,006
                                                                                ================     ================

Supplemental disclosure of cash flow information Cash paid for:
       Interest                                                                 $              -     $              -
                                                                                ================     ================

       Income taxes                                                             $              -     $              -
                                                                                ================     ================







     The accompanying notes are an integral part of these interim financial statements

                        FAIRVIEW ENERGY CORPORATION, INC.

                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2006

Note 1        Nature and Continuance of Operations
              ------------------------------------

              The Company was incorporated in the State of Nevada on July 29, 2005 and is in the development stage.

              The Company will focus its resources on developing renewable energy sources that create "green" hydro-electric energy, by identifying run-of-river projects in the province of British Columbia, Canada.

              Going Concern
              -------------

              These financial statements have been prepared on the going concern basis of accounting. The Company has incurred losses since inception resulting in an accumulated deficit of $22,832 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

                      Most  of the  Company's  cash on  hand  will  be  utilized registering the Company as a reporting issuer with the Securities and Exchange Commission and listing the Company's common stock on the Over the Counter Bulletin Board leaving no funds to finance the Company's operations. Management estimates that $20,000 is required over the next twelve months to finance the Company's operations. Management will therefore need to raise additional capital to finance the Company's operations.

              Management anticipates that funding for the Company's operations for the next twelve months will be available through cash on hand, advances from its sole director or additional equity financing by means of private placements of the Company's common stock.

              Unaudited interim financial statements
              --------------------------------------

              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

Fairview Energy Corporation, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2006

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              Basis of Presentation
              ---------------------

              These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's fiscal year end is October 31.

              Development Stage Company
              -------------------------

              The Company complies with Financial Accounting Standards Board Statement ("FASB") No. 7 for its characterization of the Company as a development stage enterprise.


              Use of Estimates and Assumptions
              ---------------------------------

              The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Foreign Currency Translation
              ----------------------------

              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated into United States dollars using the foreign exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Gains or losses resulting from foreign currency transactions are included in results of operations

              Fair Value of Financial Instruments
              -----------------------------------

              The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's determination that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.


              Environmental Costs
              -------------------

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plans of action based on the then known facts.

Fairview Energy Corporation, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2006

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Income Taxes
              ------------

              The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

              Basic and Diluted Loss Per Share
              --------------------------------

              Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.
              Because the Company does not have any potentially dilutive securities, the diluted loss per share equals the basic loss per share.

              Recent Accounting Pronouncements
              --------------------------------

              In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

Fairview Energy Corporation, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
April 30, 2006

Note 3        Capital Stock
              -------------

              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

              During the period from July 29, 2005 (Inception) to October 31, 2005, the Company issued 6,946,250 shares of common stock for total proceeds of $30,125.

              At April 30, 2006 there were no outstanding stock options or warrants and has not recorded any stock based compensation to date.


Note 4        Related Party Transactions
              --------------------------

              The President provided a cash advance of $81 to the Company during the period ended October 31, 2005. This amount was unsecured, non-interest bearing and has no specific terms of repayment. This cash advance was repaid during the six months ended April 30, 2006.

              The President provides office premises to the Company. The office premises are valued by management at $450 per month. During the period ended April 30, 2006, donated rent expense of $2,700 was charged to operations. Related party transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed by the related parties.

Note 5        Income Taxes
              ------------

              The significant components of the Company's potential deferred tax assets are as follows:

                                                                           April 30,       October 31,
                                                                            2006             2005
                                                                            ----             ----
             Deferred Tax Assets
               Non-capital loss carryforward                              $   3,425      $     1,071
                Less:  valuation allowance for potential deferred tax        (3,425)          (1,071)
                asset
                                                                          ----------       ----------
                                                                          $       -      $         -
                                                                          ==========       ==========

              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $22,832 at April 30, 2006, which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this quarterly report.

Plan of Operation

Our plan of operation for the twelve months following the date of this quarterly report is to conduct watershed hydrology assessments on selected properties that have the potential to host a run of river hydro-electric project. At least twelve months of detailed in-stream hydrology is required to accurately determine the potential of the resource. If the data is not currently available, we will conduct the hydrology assessment at a cost of approximately $10,000.

We will also conduct initial environmental and fisheries assessments using known public domain resource sources, and those available from the Department of Fisheries and Oceans, a federal regulatory agency at a cost of $10,000. Hydrology and the environmental data will provide the constraints for the economic modeling to be initially performed.

We will focus on projects that have a capacity of under 10 megawatts as they are felt to be of less environmental impact and therefore have shorter approval processes. We intend to have evaluated and selected a property in southwestern British Columbia by December 2006.

In addition to the above costs, we anticipate spending an additional $25,000 per year on administrative costs, including management fees payable to our president, professional fees and general business expenses. Total expenditures over the next 12 months are therefore expected to be $45,000.

Our cash on hand is sufficient to cover the anticipated initial assessment studies and a portion of administrative expenses. We will require additional funding in order to continue to develop a property and to construct a run of river project on the property, if warranted.

We estimate that the cost to complete an initial hydroelectric project is approximately $3,695,000 consisting of:

1.    $20,000 to conduct the hydrology, environmental and fisheries assessments;

2. $25,000 for administrative costs, including management fees payable to our president, professional fees and general business expenses;

3.    $250,000 to purchase or pay the development fees for a water resource; and

4. $2,400,000 million in debt financing will be required for the construction of the project. Up to $1,000,000 in equity financing will also be required.

We anticipate that this additional funding will be in the form of the sale of equity and director loans. We also anticipate that up to 75% of the construction costs of a run of river project will be funded through debt financing. We do not currently have any arrangement for any equity or debt financing or director loans.

We believe that we will be more successful in raising the required funding for our business plan if there is a public trading market for our securities. However, we do not have any such financing arranged and there is no guarantee that we will be successful in raising the required financing.

Going Concern Opinion

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. Our independent accountants have expressed doubt about our ability to continue as a going concern because we have incurred losses since our inception. Further losses are anticipated in the development of our business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

Results Of Operations For The Period Ended April 30, 2006

We did not earn any revenue during the six month period ended April 30, 2006. We do not anticipate earning revenues until we establish a hydro project on a site, secure an energy purchase agreement and erect turbines on the site, of which there is no guarantee.

We incurred operating expenses in the amount of $15,692 for the six month period ended April 30, 2006. These operating expenses were comprised of audit and accounting fees of $8,204, legal fees of $3,000, donated rent of $2,700, filing fees of $1,697 and office and sundry expenses of $91.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on April 30, 2006. This evaluation was conducted by our chief executive officer and principal accounting officer, Bruce Velestuk.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended April 30, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information


None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 13, 2006


Fairview Energy Corporation, Inc.

/s/ Bruce Velestuk
------------------------------
Bruce Velestuk, President