Form 10QSB
period 2006-07-31
Akeena Solar, Inc.
filed 2006-09-18
CIK 1347452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended July 31, 2006.

[ ]   Transition Report pursuant to 13 or 15(d) of the Exchange Act

                              --------------------

                        Commission File Number 333-130906

                              ---------------------

                               AKEENA SOLAR, INC.
        (Exact name of small Business Issuer as specified in its charter)

                              ---------------------

                  DELAWARE                               20-512054
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

           605 UNIVERSITY AVENUE
               LOS GATOS, CA                               95032
  (Address of principal executive offices)              (Zip Code)

                                 (408) 395-7774
                (Issuer's telephone number, including area code)

                         -------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,136,136 shares of $0.001 par value common stock outstanding as of September 14, 2006.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

UNLESS SPECIFICALLY NOTED OTHERWISE, THE INFORMATION AND DICUSSIONS CONTAINED IN
THIS QUARTERLY REPORT ON FORM 10-QSB REFLECT THE FINANCIAL CONDITION AND RESULTS
OF OPERATIONS OF FAIRVIEW ENERGY CORPORATION, INC. ("FAIRVIEW") FOR THE
QUARTERLY PERIOD ENDED JULY 31, 2006. ON AUGUST 11, 2006, FAIRVIEW COMPLETED A
REVERSE MERGER WITH AKEENA SOLAR, INC. ("AKEENA"), AS DESCRIBED IN OUR CURRENT
REPORT ON FORM 8-K FILED WITH THE COMMISSION ON AUGUST 14, 2006, AS AMENDED BY
OUR CURRENT REPORT ON FORM 8-K/A FILED WITH THE COMMISSION ON AUGUST 28, 2006.
SUCH REPORTS ALSO INCLUDE DESCRIPTIONS OF OUR BUSINESS AND OUR RECENT $3,217,500
PRIVATE EQUITY FINANCING, FOR WHICH AN INTIAL CLOSING WAS HELD ON AUGUST 11,
2006, THE CLOSING DATE OF THE REVERSE MERGER. WE SOLD 2,527,500 SHARES OF OUR
COMMON STOCK FOR GROSS PROCEEDS OF $2,527,500 AT THE INITIAL CLOSING AND AN
ADDITIONAL 690,000 SHARES FOR GROSS PROCEEDS OF $690,000 AT A SECOND CLOSING
HELD ON SEPTEMBER 7, 2006, THE TERMINATION DATE OF THE OFFERING. SINCE AS A
RESULT OF THE REVERSE MERGER OUR FISCAL YEAR END HAS CHANGED FROM OCTOBER 31 TO
DECEMBER 31, WE WILL FILE A SEPARATE QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTER ENDING SEPTEMBER 30, 2006 RELATING TO AKEENA'S FINANCIAL CONDITION AND
RESULTS OF OPERATIONS PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT.

                                     PART I
                              FINANCIAL STATEMENTS

Item 1. Financial Statements

                               AKEENA SOLAR, INC.
                   (FORMERLY FAIRVIEW ENERGY CORPORATION INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                  JULY 31, 2006

BALANCE SHEET

INTERIM STATEMENT OF OPERATIONS

INTERIM STATEMENT OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

                               AKEENA SOLAR, INC.
                   (Formerly Fairview Energy Corporation Inc.)

                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                    July 31,       October 31,
                                                                      2006            2005
                                                                  -------------   -------------
                                                                   (Unaudited)      (Audited)

                                     ASSETS
Current assets
    Cash                                                          $      16,871   $      29,879
                                                                  =============   =============

                                  LIABILITIES

Current liabilities
    Accounts payable and accrued liabilities                      $      10,200   $       5,463
    Due to related party - Note 3                                            --              81
                                                                  -------------   -------------

                                                                         10,200           5,544
                                                                  -------------   -------------

                              STOCKHOLDERS' EQUITY

Capital stock - Note 2
    Authorized:
       75,000,000  common shares, par value $0.001 per share
    Issued and outstanding:
        6,946,250  common shares                                          6,946           6,946
Additional paid in capital                                               28,579          24,529
Accumulated deficit                                                     (28,854)         (7,140)
                                                                  -------------   -------------

                                                                          6,671          24,335
                                                                  -------------   -------------

                                                                  $      16,871   $      29,879
                                                                  =============   =============

Subsequent events (Note 5)

          The accompanying notes are an integral part of these interim financial statements

                               AKEENA SOLAR, INC.
                   (Formerly Fairview Energy Corporation Inc.)

                          (A Development Stage Company)

                         INTERIM STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                     Three months       Nine months       July 29,2005
                                                        ended              ended         (Inception) to
                                                       July 31,          July 31,           July 31,
                                                         2006              2006               2006
                                                    --------------     -------------     --------------

Expenses
   Accounting and audit fees                        $        3,455     $      11,659     $       15,622
   Donated rent - Note 4                                     1,350             4,050              5,400
   Filing                                                       --             1,697              1,697
   Legal fees                                                   --             3,000              4,500
   Office and sundry                                           217               308                635
   Transfer agent                                            1,000             1,000              1,000

                                                    --------------     -------------     --------------

Net loss for the period                             $       (6,022)    $     (21,714)    $      (28,854)
                                                    ==============     =============     ==============

Basic and diluted loss per share                    $        (0.00)    $       (0.00)
                                                    ==============     =============

Weighted average number of shares outstanding            6,946,250         6,946,250
                                                    ==============     =============

          The accompanying notes are an integral part of these interim financial statements

                               AKEENA SOLAR, INC.
                   (Formerly Fairview Energy Corporation Inc.)

                          (A Development Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                           Nine months       July 29,2005
                                                              ended         (Inception) to
                                                            July 31,           July 31,
                                                              2006               2006
                                                          -------------    ----------------

Cash flows from operating activities
    Net loss                                              $     (21,714)   $        (28,854)
    Adjustments to reconcile net loss to net cash from
    operating activities:
       Non-cash donated rent                                      4,050               5,400
       Accounts payable and accrued liabilities                   4,737              10,200
                                                          -------------    ----------------

Net cash flows used in operating activities                     (12,927)            (13,254)
                                                          -------------    ----------------

Cash flows from financing activities
    Due to related party                                            (81)                 --
    Capital stock issued                                             --              30,125
                                                          -------------    ----------------

Net cash flows from (used in) financing activities                  (81)             30,125
                                                          --------------   ----------------

Increase (decrease) in cash                                     (13,008)             16,871

Cash, beginning                                                  29,879                  --
                                                          -------------    ----------------

Cash, ending                                              $      16,871    $         16,871
                                                          =============    ================

Supplemental disclosure of cash flow information
   Cash paid for:
       Interest                                           $          --    $             --
                                                          =============    ================

       Income taxes                                       $          --    $             --
                                                          =============    ================

          The accompanying notes are an integral part of these interim financial statements

                               AKEENA SOLAR, INC.
                   (Formerly Fairview Energy Corporation Inc.)

                          (A Development Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)

Note 1      Nature and Continuance of Operations

            The Company's initial focus was the development of renewable energy sources that create "green" hydro-electric energy, by identifying run-of-river projects in the Province of British Columbia, Canada.
            On August 14, 2006 the Company completed the acquisition of Akeena
            Solar, Inc. and as a result is now engaged in the installation of solar panel systems to residential and commercial markets. Refer
            Note 5.

            Going Concern

            These financial statements have been prepared on the going concern basis of accounting. The Company has incurred losses since inception resulting in an accumulated deficit of $28,854 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its
            liabilities arising from normal business operations when they come due. Management anticipates that funding for the Company's operations for the next twelve months will be available through cash on hand, advances from the sole director or additional equity financing by means of private placements of the Company's common stock.

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
            However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the
            Company's Registration Statement on Form SB-2 and filed with the
            Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006 which will also be affected by the reverse merger of Akeena Solar, Inc. as described in Note 5.

Akeena Solar, Inc.
(Formerly Fairview Energy Corporation Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Unaudited)

Note 2      Capital Stock

            The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

            During the period from July 29, 2005 (Inception) to October 31,
            2005, the Company issued 6,946,250 shares of common stock for total proceeds of $30,125.

            At July 31, 2006 there were no outstanding stock options or warrants and has not recorded any stock based compensation to date.

Note 3      Related Party Transactions

            The President provided a cash advance of $81 to the Company during the period ended October 31, 2005. This amount was unsecured, non-interest bearing and has no specific terms of repayment. This cash advance was repaid during the nine months ended July 31, 2006.

            The President provides office premises to the Company free of charge. The office premises are valued by management at $450 per month. During the period ended July 31, 2006, donated rent expense of $4,050 (October 31, 2005 - $1,350) was charged to operations.
            Related party transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed by the related parties.

Note 4      Income Taxes

            The significant components of the Company's potential deferred tax assets are as follows:

                                                                             July 31,      October 31,
                                                                               2006           2005
                                                                            -----------    -----------

            Deferred Tax Assets
              Non-capital loss carryforward                                 $     4,286    $     1,071
              Less: valuation allowance for potential deferred tax asset         (4,286)        (1,071)
                                                                            -----------    -----------
                                                                            $        --    $        --
                                                                            ===========    ===========

            There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the
            Company's net operating loss carryforwards amounting to
            approximately $28,854 (October 31, 2005: $7,140), which may be available to reduce future year's taxable income. These
            carryforwards will expire, if not utilized, commencing in 2025.
            Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Akeena Solar, Inc.
(Formerly Fairview Energy Corporation Inc.)
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Unaudited)

Note 5      Subsequent events

            On August 4, 2006, the Company, a Nevada corporation
            ("Fairview-NV"), was merged with and into Fairview Energy
            Corporation, Inc., a Delaware corporation, for the sole purpose of changing the state of incorporation to Delaware from Nevada pursuant to a Certificate of Ownership and Merger dated August 3, 2006 and approved by stockholders on August 3, 2006. Under the terms of the
            Certificate of Ownership and Merger, each share of the Company was exchanged for 1.084609 shares of Fairview-DE.

            On August 11, 2006, the Company entered into an Agreement of Merger and Plan of Reorganization (the "Merger Agreement") with Akeena
            Solar, Inc., a privately held Delaware corporation ("Akeena"), and
            ASI Acquisition Sub, Inc., a newly formed wholly-owned Delaware subsidiary of the Company ("Acquisition Sub"). The closing of the merger transaction contemplated under the Merger Agreement occurred on August 14, 2006 and Acquisition Sub was merged with and into
            Akeena, and Akeena became a wholly-owned subsidiary of the Company.
            Pursuant to the terms of the Merger Agreement, following the Merger,
            Akeena's name changed to "Akeena Corp." and the Company changed its name to "Akeena Solar, Inc."

            In addition, pursuant to the terms and conditions of the Merger
            Agreement:

            o   Each of the 8,000,000 shares of Akeena issued and outstanding immediately prior to the closing of the merger was converted into the right to receive one share of the Company's common stock;

            o   3,656,488 shares of the Company's common stock, which were registered under an SB-2 for resale, remained outstanding and
            3,877,477 shares of the Company's outstanding common stock were cancelled in connection with the merger; and

            o   Upon the closing of the merger, each outstanding warrant to acquire Akeena's capital stock was assumed by the Company and is exercisable for shares of the Company's common stock.

            On August 11, 2006, the Company issued 9,000,000 shares of its common stock to the shareholders of Akeena, in terms of the Merger
            Agreement.

            On August 11, 2006, the Company accepted subscriptions for a total of 101.1 units, each unit consisting of 25,000 shares of its common stock, at a purchase price of $25,000 per unit, from accredited investors pursuant to a private placement, for gross proceeds of
            $2,527,500.

            On August 31, 2006, the Company issued 262,148 shares of its common stock to employees of the Company for no payment.

            On August 30, 2006, the Company issued 262,148 restricted shares of common stock to its employees and a director in consideration of their agreeing to certain non-compete and non-disclosure provisions and there were no additional cash payments made.

            On September 7, 2006, the Company accepted additional subscriptions for 27.6 units, each unit consisting of 25,000 shares of its common stock, at a purchase price of $25,000 per unit from accredited investors pursuant to the private placement for gross proceeds of
            $690,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and other written reports and oral statements made from time to time by us may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by the use of words such as "expects,"
"plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the
Company's growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

We assume no obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in our filings with the Commission, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings, we have identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all of such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Plan of Operation

As of July 31, 2006, our plan of operation for the twelve months following the date of this quarterly report was to conduct watershed hydrology assessments on selected properties that have the potential to host a run of river hydro-electric project. At least twelve months of detailed in-stream hydrology is required to accurately determine the potential of the resource.

Our plan was to focus on projects that have a capacity of under 10 megawatts as they are felt to be of less environmental impact and therefore have shorter approval processes. We intended to have evaluated and selected a property in southwestern British Columbia by December 2006.

In addition to the above costs, we anticipated spending an additional $25,000 per year on administrative costs, including management fees payable to our president, professional fees and general business expenses. Total expenditures over the next 12 months were therefore expected to be $45,000.

Our cash on hand was sufficient to cover the anticipated initial assessment studies and a portion of administrative expenses; however, we required additional funding in order to continue to develop a property and to construct a run of river project on the property, if warranted.

As of August 2, 2006, our plan of operation changed. Our new plan of operation is as described in our Current report on Form 8-K filed with the Securities and
Exchange Commission on August 2, 2006.

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

Results of Operations For Period Ending July 31, 2006

We did not earn any revenues during the nine month period ending July 31, 2006.
During the period ended July 31, 2006, we incurred operating expenses in the amount of $21,714, compared to operating expenses of $Nil for the same period in fiscal 2005. These operating expenses were comprised of accounting and audit fees of $3,455 (2005: $Nil), donated rent $1,350 (2005: $Nil), office and sundry expenses of $217 (2005: $Nil), and transfer agent fees of $1,000 (2005: $Nil).
The increase in operating expenses during the nine months ended July 31, 2006, compared to the same period in fiscal 2005, was mainly due to the increase in accounting and auditing fees, rent and transfer agent fees.

As at July 31, 2006, the Company had cash of $16,871 and liabilities totalling
$10,200 for a working capital of $6,671 compared to the working capital of
$24,335 as at January 31, 2006.

Item 3: Controls And Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on July 31, 2006. This evaluation was conducted by our Chief Financial Officer and Principal Accounting Officer,
David Wallace.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.
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

Conclusions

Based upon his evaluation of our controls, our Chief Financial Officer and
Principal Accounting Officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II- OTHER INFORMATION

Item 6. Exhibits.

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

                                        AKEENA SOLAR, INC.

Date:  September 15, 2006               /s/ David Wallace
                                        --------------------------------
                                        David Wallace,
                                        Chief Financial Officer
                                        (Principal Financial Officer and Chief
                                        Accounting Officer)