Form 10QSB
period 2006-09-30
Akeena Solar, Inc.
filed 2006-11-15
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to __________
Commission File Number 333-130906
AKEENA SOLAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-512054
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
605 University Avenue, Los Gatos, CA 95032
(Address of principal executive offices)
(408) 395-7774
(Issuer’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,369,133 shares of $0.001 par value common stock outstanding as of November 14, 2006.
Transitional Small Business Disclosure Format: Yes ☐     No ☒

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2006
Assets
Current assets
Cash and cash equivalents	$1,682,584
Accounts receivable, net	2,582,310
Inventory	1,490,733
Prepaid expenses and other current assets	384,721

Total current assets	6,140,348
Property and equipment, net	166,824
Due from related party	21,825
Customer list	277,186
Other assets	46,672

Total assets	$6,652,855

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable - current
Accounts payable	$854,052
Customer rebate payable	860,803
Accrued liabilities	739,241
Accrued warranty	424,426
Loan payable	175,568
Deferred revenue	476,233
Credit facility	500,000
Current portion of capital lease obligations	6,531
Current portion of long-term debt	18,744

Total current liabilities	4,055,598

Capital lease obligations, less current portion	27,692
Long-term debt, less current portion	32,088

Total liabilities	4,115,378

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2006	—
Common stock $0.001 par value; 50,000,000 shares authorized; 14,873,966 shares issued and outstanding at September 30, 2006	14,874
Additional paid-in capital	2,918,175
Accumulated deficit	(395,572)

Total stockholders’ equity	2,537,477

Total liabilities and stockholders’ equity	$6,652,855

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$3,599,957	$2,212,587	$8,902,554	$4,785,624
Cost of sales	2,709,642	1,513,372	6,729,181	3,648,556

Gross profit	890,315	699,215	2,173,373	1,137,068

Operating expenses
Selling, general and administrative	1,268,539	502,141	2,753,569	1,191,424

Total operating expenses	1,268,539	502,141	2,753,569	1,191,424

(Loss) income from operations	(378,224)	197,074	(580,196)	(54,356)

Other income (expense)

Interest income (expense), net	(17,348)	(2,323)	(43,543)	(6,677)

Total other income (expense)	(17,348)	(2,323)	(43,543)	(6,677)

Net (loss) income	$(395,572)	$194,751	$(623,739)	$(61,033)

Earnings (loss) per common and common equivalent share:
Basic	$(0.04)	$0.02	$(0.06)	$(0.01)

Diluted	$(0.04)	$0.02	$(0.06)	$(0.01)

Weighted average shares used in computing earnings per common and common equivalent share:
Basic	10,807,506	9,000,000	9,616,275	9,000,000

Diluted	10,807,506	9,000,000	9,616,275	9,000,000

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
			Additional
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2004	8,000,000	$8,000	(7,000)	$(8,126)	$(7,126)
Distribution to stockholder	—	—	—	(90,000)	(90,000)
Net income	—	—	—	156,077	156,077

Balance at December 31, 2004	8,000,000	8,000	(7,000)	57,951	58,951

Distribution to stockholder	—	—	—	(60,322)	(60,322)
Net income	—	—	—	1,852	1,852

Balance at December 31, 2005	8,000,000	8,000	(7,000)	(519)	481

Net equity of Fairview Energy Corporation, Inc. at date of merger	3,656,466	3,656	3,015	—	6,671

Proceeds from issuance of common stock at $1.00 under private placement, $0.001 par value	2,527,500	2,528	2,524,972	—	2,527,500

Proceeds from issuance of common stock at $1.00 under private placement, $0.001 par value	690,000	690	689,310	—	690,000

Total placement agent fees	—	—	(131,539)	—	(131,539)

Warrants issued to placement agent	—	—	70,039	—	70,039

Stock-based compensation expense	—	—	9,064	—	9,064

Distribution to stockholder	—	—	—	(11,000)	(11,000)

Reclassification of S corporation accumulated deficit to additional paid-in capital	—	—	(239,686)	239,686	—

Net loss	—	—	—	(623,739)	(623,739)

Balance at September 30, 2006	14,873,966	$14,874	$2,918,175	$(395,572)	$2,537,477

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(623,739)	$(61,033)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	22,889	20,672
Bad debt expense	11,161	15,938
Non cash stock-based compensation expense	9,064	—
Changes in assets and liabilities:
Accounts receivable	(915,282)	(733,880)
Inventory	(950,865)	(220,071)
Prepaid expenses and other current assets	51,734	(15,198)
Other assets	(42,745)	—
Accounts payable and customer rebate payable	247,487	346,523
Accrued liabilities and accrued warranty	603,271	232,993
Deferred revenue	2,201	(12,676)

Net cash used in operating activities	(1,584,824)	(426,732)

Cash flows from investing activities
Capital expenditures	(70,051)	(17,500)
Acquisition of customer list	(101,618)	—
Increase in amount due from related party	(800)	(3,084)

Net cash used in investing activities	(172,469)	(20,584)

Cash flows from financing activities
Borrowing on long-term debt	21,084	—
Repayment of long-term debt	(12,809)	(13,589)
Borrowings on line of credit, net of repayments	—	500,000
Distributions to stockholder	(11,000)	(50,322)
Payment of capital lease obligations	(315)	—
Issuance of common stock under private placement	3,217,500	—
Payment of placement agent fees	(61,500)	—
Cash acquired in reverse merger	16,871	—

Net cash provided by financing activities	3,169,831	436,089

Net increase (decrease) in cash and cash equivalents	1,412,538	(11,227)

Cash and cash equivalents
Beginning of period	270,046	99,089

End of period	$1,682,584	$87,862

Supplemental cash flows disclosures:
Cash paid during the period for Interest	$39,615	$8,093

Non-cash investing and financing activities
Issuance of common stock warrants to placement agent	$70,039	$—

Capital lease obligations incurred	$34,538	$—

Non-cash acquisition of customer list, loan payable in January 2007	$175,568	$—

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)
1. Basis of Presentation and Description of Business
Basis of Presentation — Interim Financial Information
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2005 and 2004 appearing in the Company’s Form 8-K. The September 30, 2006 unaudited interim consolidated financial statements on Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
On August 11, 2006, the Company entered into a reverse merger transaction with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totalled 8,000,000 shares. In addition, in connection with the reverse merger, the Company’s 1,000,000 outstanding warrants (see Note 11) were exchanged for warrants of Fairview. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the reverse merger transaction (the “Merger”). Subsequent to the closing of the Merger, the closing of a private placement of 3,217,500 shares of the Company’s common stock (the “Private Placement”) at an issue price of $1.00 per share for a total of $3,217,500, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.
Description of Business
The Company is engaged in the installation of solar panel systems to residential and commercial markets.
2. Significant Accounting Policies
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. The Company has not experienced any losses on these investments.
Manufacturer and installation warranties
The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters have a warranty period range of 5 — 25 years. The Company assists the customer in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company provides for a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The Company records a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for the installation warranty is included within accrued warranty in the accompanying consolidated balance sheet.
The provision for installation warranty consisted of the following at September 30, 2006:

2006
Balance at beginning of period	$304,188
Provision charged to warranty expense	131,488
Less: warranty claims	(11,250)

Balance at end of period	$424,426

Recent accounting pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” (“SFAS 151”), which amends the provisions of Chapter 4 of Accounting Research Bulletin No. 43, “Inventory Pricing,” (“ARB 43”). SFAS 151 requires that certain production costs, such as idle facility expense, freight, handling costs, and spoilage be charged as a current period expense. Under ARB 43, these costs were charged to current period expense only under certain circumstances. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006. The Company’s adoption of SFAS 151 did not have a material impact on the Company’s consolidated results of operations or financial position.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting For Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company would be allowed to apply the provisions of SFAS 123R prospectively solely to new awards and to awards modified, repurchased or cancelled after the required effective date of the statement. The effects of the provisions of 123R on the Company’s consolidated results of operations and financial position as of September 30, 2006 are disclosed in Note 10.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements.

3. Accounts Receivable
Accounts receivable at September 30, 2006 consists of the following:

2006
Trade accounts	$1,481,873
State rebates receivable	1,067,437
Other receivables	46,000
Less: Allowance for doubtful accounts	(13,000)

$2,582,310

4. Inventory
Inventory consists of the following at September 30:

2006
Finished goods	$1,490,733

5. Property and equipment, net
Property and equipment, net consist of the following at September 30:

2006
Furniture and fixtures	$7,400
Office equipment	4,089
Vehicles	240,640

252,129
Less: Accumulated depreciation and amortization	(85,305)

$166,824

Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $9,000 and $7,000, respectively. Depreciation expense for nine months ended September 30, 2006 and 2005 was approximately $23,000 and $21,000, respectively.

6. Assets Acquired
On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”) who, subsequent to the execution of the Purchase Agreement, became an employee of the Company. This employee has been hired to expand the Company’s operations into Fresno, California. The customer contracts of approximately $109,000 are included within “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet at September 30, 2006. The fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” and the customer listing valued at approximately $277,000 is included within “Customer list” in the accompanying consolidated balance sheet at September 30, 2006. The customer list will be amortized over an eighteen month period. Upon execution of the Purchase Agreement, the Seller received approximately $196,000 and during January 2007, will receive approximately $176,000 in the Company’s common stock, based upon the weighted average closing price of the shares. The $176,000 is included within “Loan payable” in the accompanying consolidated balance sheet at September 30, 2006, and will be settled in shares of the Company’s common stock during January 2007.
As long as the Seller remains employed by the Company, the Seller will receive cash of $77,000 during April 2007, and up to 29,481 and 27,143 shares of the Company’s common stock during 2007 and 2008, respectively. The receipt of these shares is conditional upon the attainment of certain revenue milestone amounts. Additionally, per the terms of the Purchase Agreement, the Seller is entitled to receive 14,286 shares of the Company’s common stock on December 31, 2008, as long as the Seller remains employed by the Company at that time.
Concurrent with the Purchase Agreement, the Company executed an employment agreement with the Seller which expires December 31, 2008. There are automatic renewals unless notice is given within 30 days by either party.
7. Accrued liabilities
Accrued liabilities consist of the following at September 30:

2006
Accrued salaries and benefits	$64,616
Customer deposits	142,000
Accrued accounting and legal fees	125,734
Other accrued liabilities	406,891

$739,241

8. Credit facility and long-term debt
The Company has a revolving line of credit (the “Credit Facility”), which provides for borrowings of up to $500,000. The Company entered into this agreement on August 31, 2005 and the Company is currently in the process of renegotiating the terms of this Credit Facility. The total available amount of $500,000 is outstanding at September 30, 2006.
Interest on the outstanding balance under the Credit Facility is calculated on the prime rate (“Prime”) plus 1.25%. Interest was calculated based on Prime plus 1.25% (9.5%) at September 30, 2006.
All of the existing property and assets of the Company are pledged as collateral for the Credit Facility. In addition, the Company’s obligations are collateralized by a guaranty from the President of the Company, which includes as collateral all personal property and assets.
The Company’s long-term debt consists of five vehicle loans with a total outstanding balance of approximately $51,000 at September 30, 2006, less the current portion due of approximately $19,000 at September 30, 2006.

9. Stockholders’ equity
On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totalled 8,000,000 shares. In addition, in connection with the reverse merger, the Company’s 1,000,000 outstanding warrants (see Note 11) were exchanged for warrants of Fairview. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of the Private Placement of 3,217,500 shares of the Company’s common stock at an issue price of $1.00 per share for a total of $3,217,500, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.
10. Stock Incentive Plan
On August 8, 2006, Akeena Solar adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”), whereby 450,000 shares of common stock shall be available for grant to employees, directors and consultants under the Stock Plan. Restricted stock and stock options may be issued under the Stock Plan. As of September 30, 2006, 257,159 shares of restricted common stock have been granted under the 2006 Stock Incentive Plan and 192,841 are still available for grant. The restriction period on the restricted shares granted shall expire at a rate of 25% a year over four years. Upon the lapse of the restriction period, the grantee shall become entitled to receive a stock certificate evidencing the common shares, and the restrictions shall cease to exist.
The Company recognized stock based compensation expense of $9,000 during the three and nine months ended September 30, 2006 relating to compensation expense calculated in accordance with SFAS 123R for restricted stock granted under the Stock Plan during the nine months ended September 30, 2006. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2006, there was approximately $248,000 of unrecognized share-based compensation expense associated with the non-vested restricted shares granted. Stock based compensation expense relating to these restricted shares is expected to be recognized over a period of four years.
SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the nine months ended September 30, 2006, and therefore, there is no impact on the accompanying unaudited consolidated statements of cash flows.
11. Stock options and stock warrants
The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, which, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options have been granted under the 2001 Plan as of September 30, 2006.

In March 2001, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01 in exchange for the purchase of assets from AWI, Inc., a related party (see Note 13). The warrants to purchase 1,000,000 shares expire in March 2011 and therefore, the remaining contractual life of the warrants at September 30, 2006 is 4.5 years.
During August and September 2006, the Company issued warrants to purchase 61,500 shares of the Company’s common stock at an exercise price per share of $1.00 to the placement agent that sold 41 units under the Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.9%, an expected life of three years, an expected volatility factor or 103.3% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $70,000. The aggregate intrinsic value of the 61,500 warrants outstanding and exercisable at September 30, 2006 was approximately $178,000.
Therefore, as of September 30, 2006, warrants to purchase 1,061,500 shares of the Company’s common stock are outstanding and exercisable.
12. Earnings per share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended September 30, 2006, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss. For the nine months ended September 30, 2006 and 2005, respectively, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss. At September 30, 2006, warrants to purchase 61,500 shares of the Company’s common stock and 257,159 restricted common shares granted are dilutive securities that may dilute future earnings per share. The Company’s issued and outstanding common shares as of September 30, 2006 do not include the underlying shares exercisable with respect to the issuance of the 1,000,000 warrants exercisable at $0.01 per share. In accordance with SFAS No. 128, “Earnings per Share,” the Company has given effect to the issuance of these warrants in computing basic net loss per share.
13. Related party transactions
The Company issued a warrant (see Note 11) to AWI during March 2001 to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01.
The President of the Company is a director of AWI and is currently a custodian for AWI. The Company also has an amount due from this related party for expenses of approximately $22,000 paid by the Company on behalf of AWI, which are recorded as due from related party within the accompanying consolidated balance sheet.
14. Income Taxes
As the Company was a Subchapter S corporation until June 2006, any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes.
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended September 30, 2006, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to the Company’s net loss and a valuation allowance of approximately $170,000 on the resulting deferred tax asset.
15. Commitments and contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.
Employment Agreement
The Company has an employment agreement with an employee which expires December 31, 2008. There are automatic one year renewals unless written notice is given within 30 days by either side.
16. Subsequent events
During October 2006, the Company’s Board of Directors approved the granting of 78,008 restricted common shares. During October 2006, warrants to purchase 160,000 shares of the Company’s common stock were exercised at an exercise price per share of $0.01, for total cash proceeds of $1,600. During October and November 2006, the Company issued 335,167 shares of the Company’s $0.001 par value common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
     All references to the “Company,” “we,” “our,” and “us” refer to Akeena Solar, Inc. and its subsidiaries (“Akeena Solar”).
     The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Cautionary Factors That May Affect Future Results” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.
Cautionary Factors That May Affect Future Results
     This Current Report on Form 10-QSB and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.
Company Overview
     Akeena Solar is a leading designer and integrator of solar power systems. We market, sell, design and install systems for residential and small commercial customers. We currently service customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission and the New Jersey Clean Energy Program, over the past three years Akeena Solar has been one of the largest national integrators of residential and small commercial solar power systems in the United States. To date, we have installed over 500 solar power systems.
     Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” Our Corporate headquarters are located at 605 University Avenue, Los Gatos, California 95032. In addition, we maintain installation offices at our Los Gatos facility and at 26 Commerce Road, Suite F, Fairfield, New Jersey 07004.
     As discussed in Note 1 of the Company’s consolidated financial statements, on August 11, 2006, the Company entered into a reverse merger transaction with Fairview Energy Corporation, Inc.
     On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby we purchased customer contracts, fixed assets and a customer listing from Jeff Brown d/b/a Solahart All Valley Energy Systems of Clovis, California (“Solahart”). Subsequent to the execution of the Purchase Agreement, Jeff Brown, former President of Solahart, accepted employment with Akeena Solar as District Operations Manager. This employee has been hired to expand our operations into Fresno, California. The total assets purchased under the agreement were approximately $423,000. Upon execution of the Purchase Agreement, Jeff Brown received approximately $196,000 and during January 2007, will receive approximately $176,000 in the Company’s common stock, based upon the weighted average closing price of the shares.
     Akeena Solar, Inc. and Solahart also entered into a non-compete agreement in connection with the Purchase Agreement, specifically regarding photovoltaic customers. Solahart remains as an operating entity focusing on solar water heating installations used in swimming pool and residential water heating.
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in thousands of dollars and as a percentage of our net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2006		2005		2006		2005
Net sales	$3,600	100.0%	$2,213	100.0%	$8,902	100.0%	$4,786	100.0%
Cost of sales	2,710	75.3	1,514	68.4	6,729	75.6	3,649	76.2

Gross profit	890	24.7	699	31.6	2,173	24.4	1,137	23.8

Operating expenses:
Selling, general and administrative	1,269	35.2	502	22.7	2,753	30.9	1,191	24.9

Total operating expenses	1,269	35.2	502	22.7	2,753	30.9	1,191	24.9

Income from operations	(379)	(10.5)	197	8.9	(580)	(6.5)	(54)	(1.1)

Interest expense, net	(17)	(0.5)	(2)	(0.1)	(44)	(0.5)	(7)	(0.2)

Total other expense, net	(17)	(0.5)	(2)	(0.1)	(44)	(0.5)	(7)	(0.2)

Net income	$(396)	(11.0)%	$195	8.8%	$(624)	(7.0)%	$(61)	(1.3)%

     Three Months Ended September 30, 2006, as compared to Three Months Ended September 30, 2005
     Net sales
     Net sales in the three months ended September 30, 2006 totaled $3.6 million, or 62.7% higher than the $2.2 million for the same period in 2005. The increase was principally due to a 23.0% increase in volume of installations with a 24.0% higher average price (larger installations) during the third quarter of 2006 as compared to 2005. The increased volume reflects the widening acceptance of photovoltaic technology on the consumer level.

     Cost of goods sold
     Cost of goods sold including all installation expenses during the three months ended September 30, 2006 was 75.3% of revenues, as compared to 68.4% in 2005. Parts and supplies, which are expensed when purchased, increased approximately $261,000, or approximately 243%, due to higher prices on various parts. Parts and supply costs also have variability as compared to sales growth due to special components used for commercial jobs and variability in residential roof types. Cost of sales also increased in the third quarter of 2006 due to a $152,000, or approximately 293%, increase in use tax. This increase occurred because in 2005, one third of sales were in New Jersey which has no use tax on solar parts while in 2006, only 10% of sales were in New Jersey. This caused use tax to increase from 2.3% of sales in the third quarter of 2005 to 5.7% in the third quarter of 2006.
     Selling, general and administrative expenses
     Sales and marketing expenses for the three months ended September 30, 2006 were 10.5% of net sales as compared to 8.1% of net sales during the same period of the prior year. Sales and marketing expenses increased to approximately $379,000, for the third quarter of 2006 as compared to $179,000 in 2005 due to higher sales commissions, attendance at more conferences and trade shows, as well as increased print advertising and internet marketing expenditures.
     General and administrative expenses for the quarter ended September 30, 2006 were 24.7% of net sales as compared to 14.6% of net sales during the same period of the prior year. General and administrative expenses for legal, accounting and other professional services increased approximately $392,000 due primarily to costs associated with the Company’s reverse merger with Fairview Energy Corporation, Inc. We expect ongoing increased general and administrative expenses due to increased accounting and legal costs associated with both our growth strategy as well as with having become a publicly traded company.
     Interest expense
     Interest expense, net of interest income, was approximately $17,000 for the three months ended September 30, 2006 as compared to approximately $2,000 during the same period in 2005. Interest expense relating to the Company’s $500,000 Credit Facility (the “Credit Facility”) from Citibank was approximately $16,000 during the third quarter of 2006. Prior to September of 2005, Akeena had no credit facility apart from credit lines extended by vendors.
     Income taxes
     During the three months ended September 30, 2006, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset. The Company did not record a provision for income taxes for the three months ended September 30, 2005, as the Company was a Subchapter S corporation until June 2006, and any taxable income or loss of the S corporation is included within the stockholder’s income for federal and state income tax purposes through June 2006.
Nine Months Ended September 30, 2006, as compared to Nine Months Ended September 30, 2005
     Net sales
     Net sales totaled $8.9 million for the nine months ended September 30, 2006, as compared to $4.8 million in 2005, or an increase of 86.0%. The increase was due to a higher volume of installations for the nine months ended September 30, 2006 as compared to 2005. The increased volume reflects both widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installation throughout the nine month period in 2006.
     Cost of goods sold
     Cost of goods sold including all installation expenses during the nine months ended September 30, 2006 was 75.6% of revenues, as compared to 76.2% in 2005. One-time large purchases were made during the three months ended September 30, 2006, as discussed above. The first and second quarters of 2006 yielded more favorable purchasing and therefore, the cost of goods sold amount for the nine months ended September 30, 2006 was 75.6% of net revenues on a year-to-date basis, which is a slight improvement over the same period of the prior year. In addition, the Company has implemented a slightly better job costing method during 2006, as compared to 2005. This improvement was partially offset by an increase in use tax of approximately $225,000, and an increase in parts and supplies of approximately $318,000, for the reasons already discussed under the cost of goods sold section for the three months ended September 30, 2006 above.
     Selling, general and administrative expenses
     Sales and marketing expenses for the nine months ended September 30, 2006 were 9.3% of net sales as compared to 8.8% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $827,000 for the nine months ended September 30, 2006 as compared to approximately $420,000 for the same period in 2005. This increase is mainly due to higher sales commissions, as well as increased print advertising, public relations and internet marketing expenditures. These expenses were partially offset by lower trade shows and conferences expenditures.
     General and administrative expenses for the nine months ended September 30, 2006 were 21.6% of net sales as compared to 16.1% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $1.9 million in 2006 compared to approximately $771,000 over the same period in 2005. General and administrative expenses for legal, accounting and other professional services increased approximately $675,000 due primarily to costs associated with the Company’s reverse merger with Fairview Energy Corporation, Inc.

     Interest expense
     Interest expense was approximately $43,000, relating primarily to the Company’s Credit Facility, for the nine months ended September 30, 2006. Interest expense was approximately $8,000 during the same period in 2005, and was offset by interest income of approximately $1,000. Prior to September of 2005, Akeena had no credit facility aside from credit lines extended by vendors.
Liquidity and capital resources
     As of September 30, 2006 we had $1.7 million in cash on hand and no additional borrowing capacity available under our Credit Facility. Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
     Cash flows used in operating activities were $(1.6) million and $(427,000) for the nine months ended September 30, 2006 and 2005, respectively. Large purchases of solar panels occurred during the first nine months of 2006 in preparation for installation on various commercial jobs, in addition to an increase in our overall accounts receivable balances. Similarly, accounts payable rose in response to the increase in purchases as a result of the increase in overall revenue levels. A high level of inventory is a significant benefit in this industry; panels are difficult to procure and are immediately fungible.
     Cash flows used in investing activities were $(172,000) and $(21,000), respectively, for the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006, $(102,000) represents the purchase of a customer list in connection with the Solahart transaction.
     Cash flows provided by financing activities were $3.2 million and $436,000, respectively, for the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006, the Company raised proceeds of $3.2 million from the issuance of our common stock under a private placement. During the nine months ended September 30, 2005, the Company borrowed $500,000 under its Credit Facility.
     At September 30, 2006, we had a $500,000 outstanding balance under our Credit Facility. Borrowings under the Credit Facility bear interest at the prime rate, plus a margin rate of 1.25%.
Contractual obligations

	Payments Due
		Less than			More than
Obligation	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$406,550	$127,370	$279,180	$—	$—
Capital leases	34,223	6,531	21,248	6,444	—

	$440,773	$133,901	$300,428	$6,444	$—

Application of critical accounting policies and estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2005 and 2004 as filed on Form 8-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.
     We believe that the application of the accounting policies described in the following paragraphs is highly dependent on critical estimates and assumptions that are inherently uncertain and highly susceptible to change. For all these policies, we caution that future events rarely develop exactly as estimated, and the best estimates routinely require adjustment. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below.
     Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue from installation sales when installations are at least 90% complete, or in the case of specific transfer of title of products, delivered and title and risk of loss pass to the customer.
     Long-lived assets. We periodically review our property and equipment and identifiable intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

     Contingencies. We accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and the losses can be reasonably estimated. We analyze our litigation claims based on currently available information to assess potential liability. We develop our estimates of litigation costs in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results assuming a combination of litigation and settlement strategies. These estimates involve significant judgment based on the facts and circumstances of each case. Our future results could be affected if our estimated loss accruals, if any, are below the actual costs incurred.
Subsequent Events
     During October 2006, the Company’s Board of Directors approved the granting of 78,008 restricted common shares. During October 2006, warrants to purchase 160,000 shares of the Company’s common stock were exercised at an exercise price per share of $0.01, for total cash proceeds of $1,600. During October and November 2006, the Company issued 335,167 shares of the Company’s $0.001 par value common stock.
Seasonality
     Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes in State or Federal subsidies as well as weather. Historically, sales are highest during the third and fourth quarters as a result of good weather and robust bookings in the second quarter.
Item 3. CONTROLS AND PROCEDURES
CEO and CFO Certifications
As of the end of the period covered by this quarterly report, the Company carried out under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer (“the certifying officers”), an evaluation of the effectiveness of its “disclosure controls and procedures”. The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Certifications”) are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Controls”) referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls
The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.
Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that a deficiency was identified in its internal controls over financial reporting which constitutes a “material weakness”. Accordingly, management has concluded that its disclosure controls and procedures are not effective.
The material weakness is the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over the Company’s financial close and reporting process.

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
Changes in Internal Controls
The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) and maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization.
It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. The material weakness identified, relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over the Company’s financial close and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate did not result in any misstatements in the interim consolidated financial statements. Management is in the process of remedying the material weakness described above.
Internal control over financial reporting
     Management has initiated the following activities intended to improve our internal control over financial reporting.
•	In August of 2006, the Chief Financial Officer became a full-time employee of the company. Additionally, in September of 2006, Akeena began expanding its accounting department with the addition of a purchasing and inventory control position. Late in September 2006, the company began a search for a full-time Controller, a position which was subsequently filled in October 2006.

•	We are developing policies and procedures to monitor and track sales bookings and installations by product, date of sale, and by customer. Installation performance logs, identifying key product and installation type information, are now maintained and analyzed by management on a monthly basis.

•	We are developing policies and procedures regarding installations to monitor when the risk of ownership of our products and services is transferred to our customers. Monthly sales at the end of each period along with installation completion documents are analyzed by management to determine whether the risk of ownership has been transferred to the customer and revenue has been appropriately recognized.
Although management believes that these measures have improved the design of our internal control over financial reporting, our internal control over financial reporting remains largely undocumented. We plan to document in writing our policies and procedures with regard to our internal control over financial reporting in connection with our compliance with Section 404 of the Sarbanes-Oxley Act.

PART II
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

AKEENA SOLAR, INC.
Date: November 14, 2006	/s/ David “Lad” Wallace
David “Lad” Wallace
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)