Form 10KSB
period 2006-12-31
Akeena Solar, Inc.
filed 2007-03-29
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-130906

AKEENA SOLAR, INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5132054 (I.R.S. Employer Identification No.)

605 University Avenue Los Gatos, California (Address of Principal Executive Offices)	95032 (Zip Code)
(408) 395-7774
(Issuers Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s revenues for the fiscal year ended December 31, 2006 were $13,390,139.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The aggregate market value of the common stock of the registrant as of March 27, 2007 (based upon the $2.88 per share closing price of the common stock at that date as reported on the OTC Bulletin Board), excluding 8,058,306 outstanding shares beneficially owned by directors and executive officers, was $29,855,292.
As of March 27, 2007, 18,424,727 shares of common stock of the registrant were outstanding
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

i

PART I
     We were formed as a Nevada corporation on July 29, 2005, under the name Fairview Energy Corporation, Inc. (“Fairview”), and on August 4, 2006, were reincorporated in the State of Delaware. On August 11, 2006, we consummated a reverse merger (the “Merger”) with a privately-held company called Akeena Solar, Inc. (“Akeena-Private”), pursuant to which the privately-held company, renamed Akeena Corp., became a wholly-owned subsidiary of ours and we renamed our company Akeena Solar, Inc. We had been in the development stage since our inception and had not commenced business operations prior to the Merger. Akeena-Private was incorporated in the State of California on February 23, 2001 under the name Akeena, Inc., and on June 2, 2006, was reincorporated in the State of Delaware under the name Akeena Solar, Inc. As a result of the Merger, we succeeded to Akeena-Private’s line of business as our sole line of business.
     The information in this Annual Report on Form 10-KSB is presented as if Akeena-Private had been the registrant for all periods presented. The section “Management’s Discussion and Analysis or Plan of Operation” and the audited financial statements presented in this Annual Report on Form 10-KSB are exclusive of any assets or results of operations or business attributable to Fairview. As used in this Annual Report on Form 10-KSB, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Akeena Solar, Inc. and its subsidiaries.
     This Annual Report on Form 10-KSB contains “forward-looking statements.” To the extent that any statements made in this Annual Report of Form 10-KSB contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more manufacturers for solar module components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.
     We also use market data and industry forecasts and projections throughout this Annual Report, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and the projected amounts may not be achieved. Similarly, although we believe that the surveys and market research others have performed are reliable, we have not independently verified this information. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

Item 1.	Description of Business.
Overview
     We are a designer and integrator of solar power systems. We market, sell, design and install systems for residential and small commercial customers, sourcing components (such as solar modules and inverters) from manufacturers such as Sharp, Kyocera, SunPower and Fronius. We currently serve customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission and the New Jersey Clean Energy Program, over the past three years we have been one of the largest national integrators of residential and small commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association. To date, we have installed over 675 solar power systems and since the commencement of our operations in 2001, our sales have steadily grown to approximately $7.2 million in 2005 and $13.4 million in 2006.
     Our corporate headquarters are located at 605 University Avenue, Los Gatos, California 95032. In addition, we maintain installation offices at our Los Gatos facility and at our Fairfield, New Jersey office, our Clovis, California office and our Orange County, California office. Our telephone number is (408) 395-7774.
Strategy
     Our philosophy is simple: “we believe that producing clean electricity directly from the sun is the right thing to do for our environment and economy.” Since our founding, we have concentrated on serving the solar power needs of residential and small commercial customers tied to the electric power grid.
     The solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies. The prospects for long-term worldwide demand for solar power have attracted many new solar module manufacturers, as well as a multitude of design/integration companies in our market segment. We expect the manufacturing segment of the industry to consolidate when and if the current silicon shortage mitigates and more solar module manufacturing capacity comes online. We also expect there to be consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements.
     Accordingly, our growth strategy primarily includes:
•	Developing and commercializing our proprietary solar module technology optimized for the residential and small commercial markets.

•	Reducing installation costs and improving the aesthetics of solar systems compared to standard, commercially available solar equipment.

•	Promoting and enhancing the Akeena Solar brand name and reputation.

•	Developing and utilizing a process-driven approach to sell and install our solar power systems in diverse geographic markets.

     Based on our experience as a solar power designer and integrator over the past six years, we believe we understand certain areas in which costs for installations can be significantly reduced. We have developed a “plug and play” solar module that requires 50% less rooftop labor and 70% fewer parts to install, and we believe offers superior aesthetics. We anticipate this module technology will reduce the total installed system price by approximately 5%-10%. We have applied for U.S. and international patents for this solar module technology.
     We believe the approximately $7.3 million of proceeds (before commissions and expenses) from our recent private placements will enhance our ability to purchase equipment on favorable terms from international manufacturers, accelerating our introduction of this module technology to our customers. We also believe that being a public company will improve our ability to grow both internally and by means of expansions, enhance our reputation in the minds of customers and enhance our ability to attract and retain experienced management.
Industry
     Electric power is used to operate businesses and industries, provides the power needed for homes and offices, and provides the power for our communications, entertainment, transportation and medical needs. As our energy supply and distribution mix changes, electricity is likely to be used more for local transportation (electric vehicles) and space/water heating needs. According the Edison Electric Institute, the electric power industry in the U.S. is over $218 billion in size, and will continue to grow with our economy.
     According to the U.S. Department of Energy (DOE), electricity is currently generated from the following: coal — 51%, nuclear — 21%, gas — 16%, hydro — 6%, and oil — 3%, with renewable energy contributing 3%. “Renewable Energy” typically refers to non-traditional energy sources, including solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:
•	Limited Energy Supplies. The primary fuels that have supplied this industry, fossil fuels in the form of oil, coal and natural gas, are limited. Worldwide demand is increasing at a time that industry experts have concluded that supply is limited. Therefore, the increased demand will probably result in increased prices, making it more likely that long-term average costs for electricity will continue to increase.

•	Generation, Transmission and Distribution Infrastructure Costs. Historically, electricity has been generated in centralized power plants transmitted over high voltage lines, and distributed locally through lower voltage transmission lines and transformer equipment. As electricity needs increase, these systems will need to be expanded. Without further investments in this infrastructure, the likelihood of power shortages (“brownouts” and “blackouts”) may increase.

•	Stability of Suppliers. Since many of the major countries who supply fossil fuel are located in unstable regions of the world, purchasing oil and natural gas from these countries may increase the risk of supply shortages and cost increases.

•	Environmental Concerns and Climate Change. Concerns about global warming and greenhouse gas emissions has resulted in the Kyoto Protocol various states enacting stricter emissions control laws and utilities in several states being required to comply with Renewable Portfolio Standards, which require the purchase of a certain amount of power from renewable sources.

     Solar energy is the underlying energy source for renewable fuel sources, including biomass fuels and hydroelectric energy. By extracting energy directly from the sun and converting it into an immediately usable form, either as heat or electricity, intermediate steps are eliminated. We believe, in this sense, solar energy is one of the most direct and unlimited energy sources.
     Solar energy can be converted into usable forms of energy either through the photovoltaic effect (generating electricity from photons) or by generating heat (solar thermal energy). Solar thermal systems include traditional domestic hot water collectors (DHW), swimming pool collectors, and high temperature thermal collectors (used to generate electricity in central generating systems). DHW thermal systems are typically distributed on rooftops so that they generate heat for the building on which they are situated. High temperature thermal collectors typically use concentrating mirror systems and are typically located in remote sites.
     According to SolarBuzz, a research and consulting firm, the global solar power market, as defined by solar power system installations, had an estimated $10.0 billion in revenue in 2005 and is expected to grow to an estimated $19.0 billion by 2010. According to Solarbuzz, the residential and small commercial market segments represent approximately 65% of the U.S. market and are expected to continue to do so through 2010.
Anatomy of a Solar Power System
     Solar power systems convert the energy in sunlight directly into electrical energy within solar cells based on the photovoltaic effect. Multiple solar cells, which produce DC power, are electrically interconnected into solar modules. A typical 180 watt solar module may have 72 individual solar cells. Multiple solar modules (also referred to as solar panels) are electrically wired together. The number of solar modules installed on a building are generally selected to meet that building’s annual electrical usage, or selected to fill available unshaded roof or ground space. Solar modules are electrically wired to an inverter, which converts the power from DC to AC and interconnects with the utility grid. The following diagram schematically shows a typical solar power system:

     Solar Electric Cells. Solar electric cells convert light energy into electricity at the atomic level. The conversion efficiency of a solar electric cell is defined as the ratio of the sunlight energy that hits the cell divided by the electrical energy that is produced by the cell. By improving this efficiency, we believe solar electric energy becomes competitive with fossil fuel sources. The earliest solar electric devices converted about 1%-2% of sunlight energy into electric energy. Current solar electric devices convert 5%-25% of light energy into electric energy (the overall efficiency for solar modules is lower than solar cells because of the module frame and gaps between solar cells), and current mass produced panel systems are substantially less expensive than earlier systems. Effort is the industry is currently being directed towards the development of new solar cell technology to reduce per watt costs and increase area efficiencies.
     Solar Modules. Solar electric modules are composed of multiple solar cells, along with the necessary internal wiring, aluminum and glass framework, and external electrical connections. Although modules are usually installed on top of a roof or on an external structure, certain designs include the solar electric cells as part of traditional building materials, such as shingles and rolled out roofing. Solar electric cells integrated with traditional shingles is usually most compatible with masonry roofs and, while it may offset costs for other building materials and be aesthetically appealing, it is generally more expensive than traditional modules.
     Inverters. Inverters convert the DC power from solar modules to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar modules, regulating the voltage and current output of the solar array based on sun intensity.
     Monitoring. There are two basic approaches to access information on the performance of a solar power system. We believe that the most accurate and reliable approach is to collect the solar power performance data locally from the inverter with a hard-wired connection and then transmit that data via the internet to a centralized database. Data on the performance of a system can then be accessed from any device with a web browser, including personal computers and cell phones. As an alternative to web-based remote monitoring, most commercial inverters have a digital display on the inverter itself that shows performance data and can also display this data on a nearby personal computer with a hard-wired connection.
     Net Metering. The owner of a grid-connected solar electric system may not only buy, but may also sell, electricity each month. This is because electricity generated by the solar electric system can be used on-site or fed through a meter into the utility grid. Utilities are required to buy power from owners of solar electric systems (and other independent producers of electricity) under the Public Utilities Regulatory Policy Act of 1978 (PURPA). California’s net metering law provides that all utilities must allow customers with solar electric systems rated up to 1.5 megawatts (“ mW”) to interconnect with the local utility grid and receive retail value for the electricity produced. When a home or business requires more electricity than the solar power array is generating (for example, in the evening), the need is automatically met by power from the utility grid. When a home or business requires less electricity than the solar electric system is generating, the excess is fed (or sold) back to the utility and the electric meter actually spins backwards. Used this way, the utility serves as a backup to the solar electric similar to the way in which batteries serve as a backup in stand-alone systems.
Solar Power Benefits
     The direct conversion of light into energy offers the following benefits compared to conventional energy sources:

•	Economic — Once a solar power system is installed, the cost of generating electricity is fixed over the lifespan of the system. There are no risks that fuel prices will escalate or fuel shortages will develop. In addition, cash paybacks for systems range from 5 to 25 years, depending on the level of state and federal incentives, electric rates, annualized sun intensity and installation costs. Solar power systems at customer sites generally qualify for net metering to offset a customer’s highest electric rate tiers, at the retail, as opposed to the wholesale, electric rate.

•	Convenience — Solar power systems can be installed on a wide range of sites, including small residential roofs, the ground, covered parking structures and large industrial buildings. Solar power systems also have few, if any, moving parts and are generally guaranteed to operate for 25 years resulting, we believe, in low maintenance and operating costs and reliability compared to other forms of power generation.

•	Environmental — We believe solar power systems are one of the most environmentally friendly way of generating electricity. There are no harmful greenhouse gas emissions, no wasted water, no noise, no waste generation and no particulates. Such benefits continue for the life of the system.

•	Security — Producing solar power improves energy security both on an international level (by reducing fossil energy purchases from hostile countries) and a local level (by reducing power strains on local electrical transmission and distribution systems).

•	Infrastructure — Solar power systems can be installed at the site where the power is to be used, thereby reducing electrical transmission and distribution costs. Solar power systems installed and operating at customer sites may also save the cost of construction of additional energy infrastructure including power plants, transmission lines, distribution systems and operating costs.
     We believe escalating fuel costs, environmental concerns and energy security make it likely that the demand for solar power systems will continue to grow. The federal government, and several states (primarily California and New Jersey), have put a variety of incentive programs in place that directly spur the installation of grid-tied solar power systems, so that customers will “purchase” their own power generating system rather than “renting” power from a local utility. These programs include:
•	Rebates — to customers (or to installers) to reduce the initial cost of the solar power system, generally based on the size of the system. California, New Jersey, New York, Connecticut and other states have rebates that can substantially reduce initial costs.

•	Tax Credits — federal and state income tax offsets, directly reducing ordinary income tax. New York and California currently offer state tax credits. There is currently a 10% federal tax credit up to $2,000 for residential systems, and a 30% federal tax credit (with no cap) for business systems. There is currently a proposed increase in the federal tax credit for residential systems to $2,000 per kw (a typical residential system is about 5 kw).

•	Accelerated Depreciation — solar power systems installed for businesses (including applicable home offices) are generally eligible for accelerated depreciation.

•	Net Metering — provides a full retail credit for energy generated.

•	Feed-in Tariffs — are additional credits to consumers based on how much energy their solar power system generates.

•	Renewable Portfolio Standards — require utilities to deliver a certain percentage of power generated from renewable energy sources.

•	Renewable Energy Credits (RECs) — are additional credits provided to customers based on the amount of renewable energy they produce.

•	Solar Rights Acts — state laws to prevent unreasonable restrictions on solar power systems. California’s Solar Rights Act has been updated several times in past years to make it easier for customers of all types and in all locations to install a solar power system.
     According to PV News, California and New Jersey currently account for 90% of the U.S. residential market. We believe this is largely attributable to the fact that they currently have the most attractive incentive programs. The California Solar Initiative provides $3.2 billion of incentives toward solar development over 11 years. In addition, recently approved regulations in New Jersey require solar photovoltaic power to provide 2% of New Jersey’s electricity needs by 2020, requiring the installation of 1,500 megawatts of solar electric power. According to DSIRE (the Database of State Incentives for Renewable Energy) at least 18 other states also have incentive programs. We expect that such programs, as well as Federal tax rebates and other incentives, will continue to drive growth in the solar power market for the near future.
Challenges Facing The Solar Power Industry
     We believe the solar power industry faces three key challenges:
•	Improve Customer Economics — In most cases, the cost to customers for electricity produced by a solar power system is comparable to conventional, utility-generated power. We believe lower equipment (primarily solar modules) and installation costs would reduce the total cost of a system and increase the potential market for solar power.

•	Increase Systems Efficiency — In many residential and commercial applications, available roof space is insufficient at current average solar module efficiencies to generate all of a building’s needs. Manufacturing solar modules that have higher efficiencies (more watts per square foot) will allow design/integration companies to install higher capacity systems that we believe would generally be more cost effective.

•	Improve Aesthetics — We believe that customers prefer solar modules that blend into existing roof surfaces with fewer shiny parts, mounted closely to the roof surface and have more of a “skylight” appearance than the traditional rooftop metal framed solar modules raised off the roof.
Competition
     The solar power design and integration industry is in its early stages of development and is highly fragmented, consisting of many small privately-held companies with limited operating histories and information available to us. We believe our major competitors in the California market include, SPG&E (formerly SunPower and Geothermal), ReGrid, Borrego and Solar City. Several companies have expanded their market share in the California market by opening multiple offices within the state. Rather than expand within California, we decided in 2003 to expand into New Jersey. We believe our major competitors in the New Jersey market include: Trinity Heating and Air, NJ Solar Power, The Solar Center, Energy Enterprises, 1st Light Energy, GeoGenix, SunFarm, and Advanced Solar Products. We believe our major national competitors include Renewable Energy Concepts, Suntechnics and PowerLight.
     We believe the principal competitive factors in the solar power services industry include:
•	responsiveness to customer needs;

•	availability of technical personnel;

•	availability and prices of system components;

•	speed of system design and installation;

•	quality of service;

•	price;

•	project management capabilities;

•	technical expertise;

•	company reputation; and

•	installation technology
     We believe that our competitive advantages as a national designer and integrator of solar power systems include:
•	Reduced System Installation Costs. Our proprietary module technology enables us to simplify and reduce the cost of installation.

•	Brand Recognition. According to a Solar Electric Dealer study conducted in 2004, we ranked as the best known installation brand in northern California. In addition, we now conduct sales, marketing and installation activities in several geographic locations, which we believe will strengthen our brand recognition.

•	Customer Convenience. We offer customers a single point of contact for their system design and engineering, permit and rebate approval, utility hookup and maintenance needs. We believe that our ability to offer such “one-stop shopping” simplifies the purchasing process and saves customers time and money and helps ensure a reliable, worry-free system.

•	Experienced Management Team. Our management has been involved in solar power development since the 1970s and has been in the solar power industry since its infancy. We believe this experience enables us to anticipate trends and identify superior products and technologies for our customers.
Our Services and Products
     A solar power system generally includes companies specializing in the following:

•	Silicon Refiners — companies that produce refined silicon, a material that has historically been used as the primary ingredient for solar panels. In light of the current shortage of silicon, it is possible that other materials may be used as the primary ingredient in the future.

•	Wafer and Cell Manufacturers — companies that manufacture the electricity generating solar cells.

•	Module Manufacturers — companies that assemble solar cells into solar modules, generally laminating the cells between glass and plastic film, and attaching the wires and module frame.

•	Distributors — companies that purchase from manufacturers and resell to designers/ integrators and other equipment resellers.

•	Designer/Integrator — companies that sell products to end user customers.
We are active in the solar power industry as a designer and integrator.
     Solar Power System Design and Installation
     We provide marketing, sales, design, construction, installation, maintenance, support and related solar power system services to residential and small commercial customers in the United States in locations in which the economics are favorable to solar power. We provide our customers with a single point of contact for their system design, engineering work, building permit, rebate approval, utility hookup and subsequent maintenance. We use our own crews or contractors, and perform engineering and design work with in-house staff and outside engineering firms. Although we concentrate on solar power systems, we occasionally work on solar thermal or solar pool systems as an accommodation to special customers (this non-solar power work is generally subcontracted).
     We concentrate on the design and integration of grid-tied solar power systems. These systems are electrically connected to the utility grid so that excess energy produced during the day flows backwards through the utility’s electric meter, actually running the electric meter backwards. The meter will run backwards when the power produced by the solar system is greater than the power needs of the building. During the evenings or on cloudy days, energy is drawn from the grid normally and the meter runs forwards. Most utilities serving the areas in which we install systems allow for “net metering.” Customers on net metering only pay for the net amount of energy they consume during the year, essentially getting full retail credit for the energy they transmit back onto the utility grid during the day. We typically do not install off-grid systems (systems in which there is no utility service, such as a remote cabin), nor do we typically install battery backup systems or solar thermal systems.
     Proprietary Solar Module Technology
     Based on our experience as a solar power designer and integrator over the past six years, we believe we understand certain areas in which costs for installations can be significantly reduced. We have developed a “plug and play” solar module that requires 50% less rooftop labor and 70% fewer parts to install, and we believe offers superior aesthetics. We anticipate this module technology will reduce the total installed system price by approximately 5%-10%. We have applied for U.S. and international patents for this solar module technology.
     Installation costs for a solar power system are generally proportional to the area of modules installed. Thin film and amorphous solar cell technologies, although less expensive on a cost per watt basis, are generally less efficient (producing fewer watts per square foot) and more expensive to install. Therefore, we believe that our module technology becomes even more useful for the new generation of less expensive but lower efficiency solar modules. Our module technology is generally applicable to all framed rooftop solar cell technologies, including silicon, amorphous, thin film and concentrators.
Customers
     Our current residential customers are generally highly educated, high-income professionals who are concerned about the environment and also have the disposable income to install a solar power system. We have installed solar power systems in some of the most affluent counties in the San Francisco Bay Area and New Jersey. Installation sizes range from 1.5 kW up to 35 kW. Average residential size systems are approximately 5 kW.
     Our current commercial customers are schools, affordable housing and owner occupied businesses, including wineries and small commercial offices in the San Francisco Bay Area. We have or are in the process of installing commercial systems ranging in size from 10 kW to 125 kW.
Suppliers
     The components used in our systems are purchased from a limited number of manufacturers. Sharp, Kyocera and SunPower account for over 90% of our purchases of photovoltaic modules. We do not manufacture any of the major components used in our solar installations. We are subject to market prices fluctuations for the components that we purchase for our installations.
Sales and Marketing
     Our sales and marketing program incorporates a mix of print, web and radio advertisements as well as participation in industry trade shows and individual consultations with prospective customers. In addition, we rely heavily on the skill of our sales team. Our residential sales staff are trained to design a system that best meets a customer’s needs, taking into account the unique installation and economic requirements for each location. Our commercial sales people take a more consultative, long-term selling approach to meet the varying needs of larger customers. Our sales process typically includes, a determination that a potential customer’s site has the required exposure for solar power, a site visit and a survey with our proprietary software that analyzes current utility rate options, current electric rates, system performance, tax rate scenarios, equipment costs, installation costs, incentives and other factors applicable to a specific customer’s circumstances.
     We provide a five-year guarantee on systems other than solar panels and inverters, which are covered under the manufacturer’s warranty (generally 25 years and 10 years, respectively).
     We regularly evaluate the effectiveness of our sales team and marketing efforts using sales management software and make tactical marketing and sales changes as indicated to achieve and maintain cost effectiveness. Solar system design work is facilitated by our proprietary software which provides certain controls on price, margins, performance estimates, financial analyses and contract terms so that we can standardize our product offerings while still customizing a system for each application.

Intellectual Property
     “Plug and Play” Solar Module
     We have applied for patent protection for our integrated solar module technology. Our application is currently pending with the United States Patent and Trademark Office
     Trademarks
     We have registered the trademark “Akeena” with the United States Patent & Trademark Office for providing technical information via a global computer network in the field of renewable energy systems. We intend to apply for trademark protection for the phrase, “Run Your Electric Meter Backwards,” which we have used in conjunction with our logo since we established our business.
     Proprietary Design Software
     We have developed solar design proprietary software to perform the necessary site survey, initial design work, system performance, financial analysis, report generation and contract preparation required for installation of a solar power system in a single visit, for most residential customers. This software analyzes current utility rate options, current electric rates, system performance, tax rate scenarios, equipment costs, installation costs, incentives and other factors applicable to a specific customer’s circumstances. By using this software, we are able to standardize our product offerings, improve consistency in our project pricing, improve accuracy and consistency in cost estimates, and differentiate our customer presentations from that of our competitors.
Employees
     As of March 27, 2007, Akeena Solar has 111 employees: 35 full-time installers, 1 part-time installer, 33 full-time sales and marketing personnel, 2 part-time sales and marketing personnel, 6 full-time finance personnel, 10 full-time administrative employees, 1 part-time administration employee, 2 research and development employees, 20 full-time operations employees and 1 part-time operations employee.
RISK FACTORS
     Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this Annual Report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.
Risks Relating to Our Business
     The success of our business depends on the continuing contributions of Barry Cinnamon and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.
     We rely heavily on the services of Barry Cinnamon, our Chief Executive Officer, as well as several other management personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. None of our key personnel are party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time. We do not currently maintain any “key man” life insurance with respect to any of such individuals.
     We are dependent upon our suppliers for the components used in the systems we design and install; and our major suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.
     The components used in our systems are purchased from a limited number of manufacturers. In particular, Sharp, Kyocera and SunPower account for over 90% of our purchases of photovoltaic modules. We do not manufacture any of the components used in our solar installations. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels recently experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.
     Geographical business expansion efforts we make could result in difficulties in successfully managing our business and consequently harm our financial condition.
     As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts in our current or other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. We recently commenced operations in Fresno, California, through the purchase of customer contracts, we opened an office in Orange County, California, and we currently intend to seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses/contracts or successfully integrate acquired businesses/contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:
•	Failure of the expansion efforts to achieve expected results;

•	Diversion of management’s attention and resources to expansion efforts;

•	Failure to retain key customers or personnel of the acquired businesses; and

•	Risks associated with unanticipated events, liabilities or contingencies.
     Client dissatisfaction or performance problems at a single acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.
     Our limited operating history, including the uncertainty of our future performance and ability to maintain or improve our financial and operating systems, makes it difficult to evaluate our business.
     We were organized in February 2001. Our limited operating history makes it difficult to evaluate our business. In addition, the limited performance history of our management and sales team and the uncertainty of our future performance and ability to maintain or improve our financial, sales and operating systems, procedures and controls increase the risk that we may be unable to continue to successfully operate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.
     We may be unable to attain profitability or increase net sales, expand the range of our services or enter new markets.
     Various factors, including demand for our solar module systems and services and our ability to expand the range of our product and service offerings and to successfully enter new markets, may affect our ability to maintain or increase the net sales of our business or any subsequently acquired businesses. There can be no assurance that we will be able to attain profitability and/or expand the sales of our business or any subsequently acquired businesses.
     Because our industry is highly competitive and has low barriers to entry, we may lose market share to larger companies that are better equipped to weather a deterioration in market conditions due to increased competition.
     Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar and HVAC systems installers and servicers, electricians, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have.
     We believe that our ability to compete depends in part on a number of factors outside of our control, including:
•	the ability of our competitors to hire, retain and motivate qualified technical personnel;

•	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;

•	the price at which others offer comparable services and equipment;

•	the extent of our competitors’ responsiveness to client needs; and

•	installation technology.
     Competition in the solar power services industry may increase in the future, partly due to low barriers to entry, as well as from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.
     Our failure to meet a client’s expectations in the performance of our services, and the risks and liabilities associated with placing our employees and technicians in our customers’ homes and businesses, could give rise to claims against us.
     Our engagements involve projects that are critical to our customers’ business or home. Our failure or inability to meet a customer’s expectations in the provision of our products and services could damage or result in a material adverse change to their premises or property and therefore could give rise to claims against us or damage our reputation. In addition, we are exposed to various risks and liabilities associated with placing our employees and technicians in the homes and workplaces of others, including possible claims of errors and omissions, including harassment, theft of client property, criminal activity and other claims.
     Our profitability depends, in part, on our success on brand recognition and we could lose our competitive advantage if we are not able to protect our trademark against infringement, and any related litigation could be time-consuming and costly.
     We believe our brand has gained substantial recognition by customers in certain geographic areas. We have registered the “Akeena” trademark with the United States Patent and Trademark Office. Use of our name or a similar name by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademark against infringement could be time consuming and costly.
     If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies.
     Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available technical expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel. We expect competition for such personnel to increase as the market for solar power systems expands. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.
     Unexpected warranty expenses or service claims could reduce our profits.
     We maintain a warranty reserve on our balance sheet for potential warranty or service claims that could occur in the future. This reserve is adjusted based on our ongoing operating experience with equipment and installations. It is possible, perhaps due to bad supplier material or defective installations, that we would have actual expenses substantially in excess of the reserves we maintain. Our failure to accurately predict future warranty claims could result in unexpected profit volatility.
     Our Module technology is untested and may not be effective or patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.
     Our Module technology is new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. The Module technology may not be effective or other problems may occur that are unexpected and could have a material adverse effect on our business or results of operations. While patent applications have been filed for the Module technology, a patent may not be issued on such technology or we may not be able to realize the benefits from any patent that is issued.
     Our inability to obtain capital, use internally generated cash, or use shares of our common stock or debt to finance future expansion efforts could impair the growth and expansion of our business.
     Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate expansions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use common stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement.
     Our obligations under our credit facility are secured by all of our assets, so if the lender forecloses on its security interest, we may have to liquidate some or all of our assets, which may cause us to cease operations.
     Our obligations under the 2007 loan and security agreement with Comerica Bank are secured by all of our assets. (See “Management’s Discussion and Analysis or Plan of Operation — Liquidity and Capital Resources). If we default under the credit facility we could be required to repay all of our borrowings thereunder. In addition, Comerica could foreclose its security interest and liquidate some or all of our assets, which could cause us to cease operations.

     We are subject to restrictive covenants in connection with our credit facility that may limit our ability to borrow additional funds or to raise additional equity as may be required to fund our future operations.
     The terms of the 2007 credit facility with Comerica may limit our ability, without Comerica’s consent, to, among other things, enter into certain transactions and create additional liens on our assets and could adversely affect our liquidity and our ability to attract additional funding if required for our business.
Risks Relating to Our Industry
     We have experienced technological changes in our industry. New technologies may prove inappropriate and result in liability to us or may not gain market acceptance by our customers.
     The solar power industry (and the alternative energy industry, in general) is subject to technological change. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money.
     A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.
     We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.
     Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.
     Installation of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. We attempt to keep up-to-date about these requirements on a national, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exist metering caps in certain jurisdictions which effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid.

     Our business depends on the availability of rebates, tax credits and other financial incentives; reduction or elimination of which would reduce the demand for our services.
     Many states, including California and New Jersey, offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the Federal government currently offers (only through 2007) a 30% tax credit for the installation of solar power systems (unlimited for businesses, capped at $2,000 for residences). This Federal Tax Credit may increase from approximately $2,000 per residential system to $2,000 per kw of residential system (effectively a $6,000 tax credit for a typical 3 kw residential system). The duration of the Federal Tax Credit may also be extended. Businesses may also elect to accelerate the depreciation on their system over five years. Reduction in or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in significant reductions in demand for our services, which would negatively impact our sales.
     If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would decline and we would be unable to achieve or sustain profitability.
     The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:
•	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	capital expenditures by customers that tend to decrease if the U.S. economy slows; and

•	availability of government subsidies and incentives.
     If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenue to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate.
Risks Relating to our Common Stock
Our stock price may be volatile, which could result in substantial losses for investors.
     The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:
•	technological innovations or new products and services by us or our competitors;

•	announcements or press releases relating to the energy sector or to our business or prospects;

•	additions or departures of key personnel;

•	regulatory, legislative or other developments affecting us or the solar power industry generally;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	volume and timing of customer orders;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.
     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.
     There may be a limited market for our securities and we may fail to qualify for a Nasdaq or other listing.
     Although we plan on applying for listing of our common stock on the Nasdaq Capital Market once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such market will be sustained or desirable. At the present time, we do not qualify for certain of the initial listing requirements of the Nasdaq Capital Market. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock would remain quoted on the OTC Bulletin Board or become quoted in what are commonly referred to as the “pink sheets.” Under such circumstances, it may be more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain investors, such as financial institutions and hedge funds
     We have raised substantial amounts of capital in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.
     The securities offered in our private placements were not registered under the Securities Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board or exchange on which our common stock may in the future be listed, as well as the issuance of warrants or convertible securities at a discount to market price.
     Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.
     Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, which we refer to as the “Exchange Act.” The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete specified documentation, make suitability inquiries of investors and provide investors with specified information concerning trading in the security, including a risk disclosure document and quote information under some circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.
Risks Relating to Our Company
     Our Chief Executive Officer, Barry Cinnamon, beneficially owns a majority of the shares of our common stock, which gives him control over all major decisions on which our stockholders may vote and which may discourage an acquisition of the Company.
     Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 42.2% of our outstanding common stock. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:
•	election of our directors;

•	the amendment of our Certificate of Incorporation or By-laws;

•	the merger of our company or the sale of our assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.
     Mr. Cinnamon’s stock ownership may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
     We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us.
     We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, we expect these new rules and regulations to increase our compliance costs in 2006 and beyond and to make certain activities more time consuming and costly.

     As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
     It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Some members of our management have limited or no experience operating a company whose securities are traded or listed on an exchange, nor with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly-traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.
     Our Certificate of Incorporation authorizes our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
     Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 2.	Description of Property
     Our offices are located in Los Gatos, Fresno (Clovis), and Orange County, California, as well as Fairfield, New Jersey. We maintain installation offices at our Los Gatos facility, our Fairfield, New Jersey facility and at our Fresno and Orange County, California offices. We lease approximately 3,415 square feet of office space in Los Gatos, California, at a monthly cost of $5,123, which lease expires in July 2007. In Fresno, we lease approximately 10,300 square feet at a monthly cost of $5,831, which lease expires in February 2012. In Orange County, we rent approximately 2,400 square feet at a monthly cost of $1,999, which lease expires in December 2008. Our lease in Fairfield is for approximately 3,000 square feet at a monthly cost of $1,965 and is on a month-to-month basis. We believe our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

Item 3.	Legal Proceedings.
     We are not presently a party to any pending litigation nor, to the knowledge of our management, is any litigation threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders.
     No matters were submitted during the fourth quarter of 2006 to a vote of our stockholders.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
     Our common stock has been quoted on the OTC Bulletin Board since August 31, 2006 under the symbol AKNS.OB. Prior to that date, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year 2006
Third Quarter (from August 31, 2006)	$4.45	$2.10
Fourth Quarter	$3.21	$1.95

Fiscal Year 2007
First Quarter (through March 27, 2007)	$2.97	$1.85
     The last reported sales price of our common stock on the OTC Bulletin Board on March 27, 2007, was $2.88 per share. As of March 27, 2007, there were approximately 151 holders of record of our common stock.
     We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.
Equity Compensation Plan Information
     We maintain a 2006 Incentive Stock Plan (the “Stock Plan”). As of March 27, 2007, we have issued 389,927 shares of restricted stock under the Stock Plan, of which restrictions have lapsed as to 3,785 shares. (See “Executive Compensation — Stock Incentive Plan” for a detailed description of our equity compensation plan.)
     As of December 31, 2006, we had no outstanding options, warrants or rights under any existing equity compensation plan.
Recent Sales of Unregistered Securities
     During the period covered by this Annual Report, we have issued the following unregistered securities which have not been previously reported. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.
     On August 30, 2006, October 2, 2006 and December 15, 2006, we issued an aggregate of 257,159, 78,008 and 23,240 shares, respectively,

of our restricted stock to certain of our employees and an advisor for services provided to us. Of such shares, restrictions have lapsed as to 3,785 shares, as of March 27, 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.
     The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described, and should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report.
Company Overview
     We are a leading designer and integrator of solar power systems. We market, sell, design and install systems for residential and small commercial customers. We currently service customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission and the New Jersey Clean Energy Program, over the past three years Akeena Solar has been one of the largest national integrators of residential and small commercial solar power systems in the United States. To date, we have installed over 675 solar power systems.
     On September 29, 2006, we purchased certain solar electric energy generation customers contracts, certain fixed assets and a customer list from Jeffrey Brown d/b/a Solahart All Valley Energy Systems, a Fresno-based installer of solar energy systems, solar hot water systems and solar pool heaters (“Solahart”), and hired Mr. Brown to help expand our business in the Fresno, California area. The total assets purchased under the agreement were approximately $423,000 which consisted of customer contracts valued at approximately $109,000, fixed assets of approximately $37,000, and a customer list valued at approximately $277,000. Solahart customer deposit liabilities of approximately $51,000 were assumed by us at the time of the purchase of the customer contracts, fixed assets and the customer listing. Upon execution of the Purchase Agreement, Mr. Brown received approximately $196,000 and during January 2007, received 54,621 shares of our common stock, based upon the weighted average closing price of the shares. We will issue up to an additional 200,000 shares of our common stock to Mr. Brown upon our achieving certain revenue milestones. Mr. Brown has agreed not to compete with us with respect to photovoltaic customers and not to solicit our employees or customers in Fresno, California for 12 months after his employment with us terminates. Solahart remains as an operating entity focusing on solar water heating installations used in swimming pool and residential water heating.
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net sales:

	Year Ended December 31,
	2006	%	2005	%
Net sales	$13,390,139	100.0%	$7,191,391	100.0%
Cost of sales	10,361,481	77.4%	5,595,475	77.8%

Gross profit	3,028,658	22.6%	1,595,916	22.2%
Operating Expenses
Sales and marketing	1,550,411	11.6%	547,810	7.6%
General and administrative	3,219,833	24.0%	1,034,448	14.4%

Total operating expenses	4,770,244	35.6%	1,582,258	22.0%

(Loss) income from operations	(1,741,586)	-13.0%	13,658	0.2%
Other income (expense)
Interest income (expense), net	(67,655)	-0.5%	(11,806)	-0.2%

Total other income (expense)	(67,655)	-0.5%	(11,806)	-0.2%

(Loss) income before provision for income taxes	(1,809,241)	-13.5%	1,852	0.0%
Provision for income taxes	—	0.0%	—	0.0%

Net (loss) income	$(1,809,241)	-13.5%	$1,852	0.0%

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005
     Net sales
Net sales totaled $13.4 million for the year ended December 31, 2006, as compared to $7.2 million in 2005, or an increase of 86.2%. The increase was due to a higher volume of both residential and commercial installations for the year ended December 31, 2006 as compared to 2005. The increased volume reflects both widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installation throughout the year ended December 31, 2006.
     Cost of sales
     Cost of sales, including all installation expenses, during the year ended December 31, 2006 was 77.4% of sales, as compared to 77.8% in 2005. One-time large purchases were made during the last half of 2006 and the first half of 2006 yielded more favorable component pricing. Gross profit for the year ended December 31, 2006 was 22.6% of net sales, as compared to 22.2% in 2005. This slight improvement over the same period of the prior year is the result of better absorption of engineering and semi-fixed installation expenses and improved component pricing.
     Sales and marketing expenses
     Sales and marketing expenses for the year ended December 31, 2006 were 11.6% of net sales as compared to 7.6% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $1.6 million for the year ended December 31, 2006 as compared to approximately $548,000 for the same period in 2005. This increase is mainly due to higher sales commissions, as well as increased advertising, public relations and internet marketing expenditures. We also added an additional 17 sales and marketing employees during 2006. These expenses were slightly offset by lower trade shows and conferences expenditures.
     General and administrative expenses
     General and administrative expenses for the year ended December 31, 2006 were 24.0% of net sales as compared to 14.4% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $3.2 million in 2006 compared to approximately $1.0 million for the year ended December 31, 2005. General and administrative expenses for legal, accounting and other professional services increased approximately $999,000 due primarily to costs associated with the Merger and the additional costs incurred during 2006 as a result of being a public company. We increased our general and administrative headcount by 22 positions during 2006.
     Interest expense, net
     Interest expense, relating primarily to our Citibank (West) FSB credit facility, was approximately $68,000 for the year ended December 31, 2006. Interest expense for 2006 also includes approximately $5,000 in loan costs incurred in connection with our 2006 Credit Facility (as described under Liquidity and Capital Resources below). Interest expense was approximately $13,000 during the same period in 2005, and was offset by interest income of approximately $1,000. Prior to September of 2005, we had no credit facility aside from credit lines extended by vendors.
Liquidity and Capital Resources
     To date, prior to the Merger, we funded our operations through our credit facility with Citibank (West) FSB and cash provided by operating activities.
     In connection with the Merger, we completed the closing of a private placement of our common stock in which we sold an aggregate of 128.7 units to accredited investors (the “Private Placement”). Each unit consisted of 25,000 shares of our common stock. As a result of the Private Placement, we issued a total of 3,217,500 shares of our common stock. Some units were offered by Westminster Securities Corporation, pursuant to the terms of a placement agent agreement dated July 21, 2006. The placement agent received (i) a cash fee of $61,500 (representing 6% of the gross proceeds of the units sold by it in the Private Placement) and (ii) three-year warrants to purchase an aggregate of 61,500 shares of our common stock (representing 6% of the shares sold by it in the Private Placement) at an exercise price of $1.00 per share. We realized gross proceeds of $3,217,500 from the Private Placement before commissions and expenses.
     On December 19, 2006, we issued a master revolving note between us and Comerica Bank (the “Master Revolving Note”, or the “2006 Credit Facility”) to replace the Company’s previous credit facility with Citibank (West) FSB dated August 31, 2005. As of December 31, 2006, $500,000 was outstanding under the 2006 Credit Facility. Borrowings under the 2006 Credit Facility bear interest at the prime rate, plus a margin rate of 0.5%. As of December 31, 2006, we had approximately $992,000 in cash on hand.
     On January 29, 2007, we entered into a loan and security agreement with Comerica Bank (the “Security Agreement”) for a $2.0 million line of credit facility (the “2007 Credit Facility”). Borrowings under the 2007 Credit Facility bear interest at prime plus 0.5%, payable on the first of each month commencing February 1, 2007. The Credit Facility matures on January 1, 2008, at which time all outstanding amounts will become due and payable. The Security Agreement also grants Comerica Bank a first priority security interest in all of our assets, now owned or later acquired, to secure timely repayment of the 2007 Credit Facility. Using proceeds from the 2007 Credit Facility, we satisfied all of our outstanding obligations under the Master Revolving Note resulting in the termination of the Master Revolving Note and related security agreement. The guaranty to Comerica Bank executed on December 19, 2006 by Barry Cinnamon, our President and Chief Executive Officer, in connection with the Master Revolving Note (the “Guaranty”), remains in effect with respect to our obligations under the 2007 Credit Facility. As of March 27, 2007, a $250,000 letter of credit is outstanding under the 2007 Credit Facility, which is the maximum amount permitted.

     On March 8, 2007, we closed a private placement offering to accredited investors in which we realized gross proceeds of $4,062,750, before commissions and expenses. In connection with the closing, we issued to investors an aggregate of 2,062,304 shares of common stock and (i) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $2.75 per share, and (ii) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $3.00 per share. Empire Financial Group, Inc. (“Empire”) acted as placement agent with respect to the offering and received (i) a cash fee of $124,250 and (ii) a three-year warrant to purchase 53,250 shares of common stock at an exercise price of $2.75 per share. The Westley Group acted as a finder with respect to the offering and received (i) a cash fee of $35,000 and (ii) a three-year warrant to purchase 15,000 shares of common stock at an exercise price of $2.75 per share. Westminster Securities Corp. also received a finders fee of $21,000 and a three-year warrant to purchase 11,726 shares of common stock at an exercise price of $1.97 per share. We have agreed to file a registration statement with the SEC covering the shares of common stock and shares underlying the warrants sold in the offering no later than 30 days after the closing and to have such registration statement declared effective no later than 90 days from the closing of the offering. If we fail to timely file the registration statement or cause it to be declared effective by the required dates, then each investor in the offering will be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such investor, and an additional 1% for each month that we fail to file the registration statement or cause it to be declared effective. In no event, however, will liquidated damages exceed 9% of the gross proceeds of the offering.
     Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and borrowings from our revolving line of credit.
     Cash flows used in operating activities were $(2.3) million and $(230,000) for the year ended December 31, 2006 and 2005, respectively. Net loss for the year ended December 31, 2006 was $(1.8) million. Large purchases of solar panel inventory occurred during the year ended December 31, 2006 in preparation for installation on various commercial jobs, in addition to an increase in our overall accounts receivable balances. Similarly, accounts payable rose in response to the increase in inventory purchases as a result of the increase in overall revenue levels. We believe a high level of inventory is a significant benefit in our industry. Panels may be difficult to procure and are generally immediately fungible.
     Cash flows used in investing activities were $(191,000) and $(21,000), respectively, for the year ended December 31, 2006 and 2005. During the year ended December 31, 2006, $(102,000) represents the purchase of a customer list in connection with the Solahart transaction. Approximately $(89,000) represents capital expenditures incurred during the year ended December 31, 2006.
     Cash flows provided by financing activities were $3.2 million and $421,000, respectively, for the year ended December 31, 2006 and 2005. During the year ended December 31, 2006, we raised proceeds of $3.2 million from the issuance of our common stock in the Private Placement. During the year ended December 31, 2005, we borrowed $500,000 under our Citibank (West) FSB credit facility.

Contractual obligations

	Payments Due
		Less than			More than
Obligation	Total	1 year	1—3 years	4—5 years	5 years
Operating leases	$440,573	$161,369	$279,204	$—	$—
Capital leases	54,883	12,205	38,411	4,267	—

	$495,456	$173,574	$317,615	$4,267	$—

Application of critical accounting policies and estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2006 and 2005 as filed in this Annual Report on Form 10-KSB provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.
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
     Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue from installation sales when installation is complete, or in the case of specific transfer of title of products, delivered and title and risk of loss is passed to the customer.
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

Seasonality
     Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes in state or federal subsidies as well as weather. Historically, sales are highest during the third and fourth quarters as a result of more favorable weather conditions.

Item 7.	Financial Statements.
     See the Company’s Financial Statements beginning on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Akeena Solar, Inc.
     We have audited the accompanying consolidated balance sheet of Akeena Solar, Inc. and its subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akeena Solar, Inc. and its subsidiary as of December 31, 2006, and the results of their operations, and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Notes 2 and 12 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment applying the modified prospective method.
/s/ Burr, Pilger and Mayer LLP
San Francisco, CA
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
of Akeena Solar, Inc.

     We have audited the accompanying statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2005 of Akeena Solar, Inc. (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Akeena Solar, Inc. for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Marcum & Kliegman llp
Marcum & Kliegman llp
New York, NY
August 1, 2006

AKEENA SOLAR, INC.
Consolidated Balance Sheet
December 31, 2006

2006
Assets
Current assets
Cash and cash equivalents	$992,376
Accounts receivable, net	3,434,569
Inventory	1,791,816
Prepaid expenses and other current assets, net	838,192

Total current assets	7,056,953
Property and equipment, net	194,867
Due from related party	21,825
Customer list, net	230,988
Other assets	24,751

Total assets	$7,529,384

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,053,567
Customer rebate payable	1,196,363
Accrued liabilities	622,184
Accrued warranty	508,655
Common stock issuable	175,568
Deferred revenue	981,454
Credit facility	500,000
Current portion of capital lease obligations	12,205
Current portion of long-term debt	17,307

Total current liabilities	$6,067,303
Capital lease obligations, less current portion	42,678
Long-term debt, less current portion	28,673

Total liabilities	$6,138,654
Commitments, contingencies and subsequent events (Notes 16 and 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2006	$—
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,877,751 shares issued and outstanding at December 31, 2006	15,878
Additional paid-in capital	2,955,926
Accumulated deficit	(1,581,074)

Total stockholders’ equity	1,390,730

Total liabilities and stockholders’ equity	$7,529,384

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005

Net sales	$13,390,139	$7,191,391
Cost of sales	10,361,481	5,595,475

Gross profit	3,028,658	1,595,916

Operating expenses
Sales and marketing	1,550,411	547,810
General and administrative	3,219,833	1,034,448

Total operating expenses	4,770,244	1,582,258

(Loss) income from operations	(1,741,586)	13,658

Other income (expense)
Interest income (expense), net	(67,655)	(11,806)

Total other income (expense)	(67,655)	(11,806)

(Loss) income before provision for income taxes	(1,809,241)	1,852
Provision for income taxes	—	—

Net (loss) income	$(1,809,241)	$1,852

(Loss) earnings per common and common equivalent share:
Basic	$(0.16)	$0.00

Diluted	$(0.16)	$0.00

Weighted average shares used in computing (loss) earnings per common and common equivalent share:
Basic	11,193,143	9,000,000

Diluted	11,193,143	9,000,000

Pro forma (unaudited) financial information:
Net (loss) income — (actual)	$(1,809,241)	$1,852
Charge in lieu of income taxes — (unaudited)	—	630

Pro forma net (loss) income — (unaudited)	$(1,809,241)	$1,222

Pro forma (loss) earnings per common and common equivalent share:
Basic	$(0.16)	$0.00

Diluted	$(0.16)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2005	8,000,000	$8,000	$(7,000)	$57,951	$58,951

Distribution to Stockholder	—	—	—	(60,322)	(60,322)
Net income	—	—	—	1,852	1,852

Balance at December 31, 2005	8,000,000	8,000	(7,000)	(519)	481

Net equity of Fairview Energy Corporation, Inc. at date of reverse merger	3,656,466	3,656	3,015	—	6,671

Proceeds from issuance of common stock at $1.00 under private placement, $0.001 par value	3,217,500	3,218	3,214,282	—	3,217,500

Total placement agent fees	—	—	(131,539)	—	(131,539)

Warrants issued to placement agent	—	—	70,039	—	70,039

Stock-based compensation expense	3,785	4	37,815	—	37,819

Distribution to stockholder	—	—	—	(11,000)	(11,000)

Reclassification of S corporation accumulated deficit to additional paid-in capital	—	—	(239,686)	239,686	—

Exercise of warrants for common shares at an exercise price of $0.01, $0.001 par value	1,000,000	1,000	9,000	—	10,000

Net loss	—	—	—	(1,809,241)	(1,809,241)

Balance at December 31, 2006	15,877,751	$15,878	$2,955,926	$(1,581,074)	$1,390,730

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net (loss) income	$(1,809,241)	$1,852
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation	36,953	27,854
Amortization of customer list and customer contracts	101,391	—
Bad debt expense	41,743	17,363
Non cash stock-based compensation expense	37,819	—
Changes in assets and liabilities:
Accounts receivable	(1,798,123)	(1,102,829)
Inventory	(1,251,948)	(22,694)
Prepaid expenses and other current assets	(456,930)	(295,374)
Other assets	(20,824)	—
Accounts payable	914,584	276,204
Customer rebate payable	878,178	314,481
Accrued liabilities and accrued warranty	560,243	205,469
Deferred revenue	507,422	347,787

Net cash used in operating activities	(2,258,733)	(229,887)

Cash flows from investing activities
Capital expenditures	(88,585)	(17,500)
Acquisition of customer list	(101,618)	—
Increase in amount due from related party	(800)	(3,084)

Net cash used in investing activities	(191,003)	(20,584)

Cash flows from financing activities
Borrowing on long-term debt	21,084	—
Repayment of long-term debt	(17,661)	(18,250)
Borrowings on line of credit, net of repayments	—	500,000
Distributions to stockholder	(11,000)	(60,322)
Payment of capital lease obligations	(3,228)	—
Issuance of common stock under private placement	3,217,500	—
Proceeds from exercise of warrants	10,000	—
Payment of placement agent fees	(61,500)	—
Cash acquired in reverse merger transaction	16,871	—

Net cash provided by financing activities	3,172,066	421,428

Net increase in cash and cash equivalents	722,330	170,957
Cash and cash equivalents
Beginning of year	270,046	99,089

End of year	$992,376	$270,046

Supplemental cash flows disclosures:
Cash paid during the year for
Interest	$59,129	$13,529

Non cash investing and financing activities
Issuance of common stock warrants to placement agent	$70,039	$—

Capital lease obligations incurred	$58,111	$—

Non-cash acquisition of customer list, common stock issued in January 2007	$175,568	$—

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
1. Description of Business
Akeena Solar, Inc. (the “Company”) was incorporated in February 2001 as a Subchapter S corporation in the State of California. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of a private placement of 3,217,500 shares of the Company’s common stock (the “Private Placement”) at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 13). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.
The Company is engaged in the installation of solar panel systems to residential and commercial markets.
2. Summary of Significant Accounting Policies
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
Accounts Receivable
The Company regularly evaluates the collectibility of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have been minimal and within management’s expectations. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. Accounts receivable consist of trade receivables and amounts due from state agencies for rebates on state-approved solar systems installed. These rebate amounts are passed on to the customer, either at the time the customer is billed, or when the money is received from the states by the Company. Included within customer rebate payable at December 31, 2006 is approximately $1.2 million of rebates payable to customers. Usually, the various states remit the rebate amounts to the Company within 90-120 days.
Inventory
Inventory is stated at the lower of cost (on an average basis) or market value.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the respective assets.
Estimated useful lives are as follows:

Category	Useful Lives
Furniture and Fixtures	7—10 years
Office Equipment	3—10 years
Vehicles	5 years
Leasehold Improvements	5 years
Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company does not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2006.
Manufacturer and Installation Warranties
The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters have a warranty period range of 5-25 years. The Company assists the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. The Company provides for a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The Company records a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for the installation warranty is included within “Accrued warranty” in the accompanying consolidated balance sheet.
The provision for installation warranty consisted of the following at December 31, 2006:

Balance at beginning of year	$304,188
Provision charged to warranty expense	234,467
Less: warranty claims	(30,000)

Balance at end of year	$508,655

Fair Value of Financial Instruments
The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Revenue Recognition and Deferred Revenue
Revenue from installation of a system is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. The Company recognizes revenue upon completion of a system installation.
Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, the Company will replace the defective item within the manufacturer’s warranty period (between 5-25 years). See the “Manufacturer and installation warranties” discussion above.
Deferred revenue consists of installations initiated but not completed within the reporting period.
Stock-based Compensation
The Company applies the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) in accounting for its Stock Incentive Plan. Under SFAS 123R, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant.
Advertising
The Company expenses advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2006 and 2005 was approximately $301,000 and $162,000, respectively.
Shipping and Handling Costs
Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold. Amounts billed to customers for shipping and handling are recorded as revenue and were not significant for the years ended December 31, 2006 and 2005.
Income Taxes
As the Company was a Subchapter S corporation until June 2006, any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes.
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.
Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
the effect of dilutive securities outstanding during the periods. For the year ended December 31, 2006, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss. The Company’s issued and outstanding common shares as of December 31, 2005 does not include the underlying shares exercisable relating to the issuance of 1,000,000 warrants outstanding at December 31, 2005, exercisable at $0.01 per share. In accordance with SFAS No. 128, “Earnings Per Share,” the Company has given effect to the issuance of these warrants in computing basic net income per share for the years ended December 31, 2006 and 2005. The 1,000,000 warrants were exercised and 1,000,000 common shares were issued during 2006, and are therefore included in the Company’s issued and outstanding common shares as of December 31, 2006.
At December 31, 2006, warrants to purchase 61,500 shares of the Company’s common stock and 354,622 non-vested restricted shares, net of forfeitures, (see Note 12) are dilutive securities that may dilute future earnings per share.
The weighted-average number of common shares outstanding of 11,193,143 and 9,000,000 as of December 31, 2006 and 2005, respectively, used to calculate the basic earnings per share include 1,000,000 contingently issuable warrants for shares of the Company’s common stock. The 1,000,000 warrants were exercised for 1,000,000 common shares during 2006.
Segment Reporting
The Company has determined it operates in one operating segment. Operating segments, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Akeena Solar and Fairview, pursuant to the Merger as described in Note 1. All inter-company accounts have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123R, which revises SFAS No. 123 “Accounting For Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments (including grants of employee stock options) based on the grant date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period (usually the vesting period). The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition and SFAS 123R was adopted by the Company on January 1, 2006. The Company is allowed to apply the provisions of SFAS 123R prospectively solely to new awards and to awards modified, repurchased

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
or cancelled after the required effective date of the statement. The effects of the provisions of 123R on the Company’s consolidated results of operations and financial position as of December 31, 2006 are disclosed in Note 12.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires entities to recognize and disclose an asset or liability for the overfunded or underfunded status of benefit plans in financial statements as of December 31, 2006. The Company has determined that the guidance in SFAS 158 does not have a material impact on its consolidated financial position or results of operations.
In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
materiality assessment. The Company has determined that the guidance in SAB 108 does not have a material impact on its consolidated financial position or results of operations.

3.	Accounts Receivable
Accounts receivable at December 31, 2006 consists of the following:

Trade accounts	$1,671,237
California rebate receivable	1,040,263
New Jersey rebate receivable	137,918
Other state rebates receivable	568,794
Other accounts receivable	59,939
Less: Allowance for doubtful accounts	(43,582)

$3,434,569

4.	Inventory
Inventory consists of the following at December 31, 2006:

Finished goods	$1,791,816

5.	Property and Equipment, Net
Property and equipment, net consist of the following at December 31, 2006:

Vehicles	$272,785
Furniture and fixtures	13,284
Office equipment	4,089
Leasehold improvements	4,013

294,171
Less: Accumulated depreciation and amortization	(99,304)

$194,867

Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $37,000 and $28,000, respectively. Accumulated depreciation related to approximately $64,000 of assets under capital leases was approximately $4,000 at December 31, 2006.

6.	Assets Acquired
On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”) who, subsequent to the execution of the Purchase Agreement, became an employee of the Company. This employee has been hired to expand the Company’s operations into Fresno,

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
California. The customer contracts of approximately $109,000 are included within “Prepaid expenses and other current assets, net” in the accompanying consolidated balance sheet at December 31, 2006, net of accumulated amortization of approximately $55,000. The customer contracts are being amortized over the period during which they are completed, which will range from 3-12 months from the purchase date of these contracts. The fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” and the customer listing valued at approximately $277,000 is included within “Customer list, net” in the accompanying consolidated balance sheet at December 31, 2006, net of accumulated amortization of approximately $46,000 at December 31, 2006. The customer list is being amortized over an eighteen month period. Upon execution of the Purchase Agreement, the Seller received approximately $196,000 and during January 2007, received approximately $176,000 in the Company’s common stock, based upon the weighted average closing price of the shares. The $176,000 to be received by the Seller is included within “Common stock issuable” in the accompanying consolidated balance sheet at December 31, 2006, and was settled in 54,621 shares of the Company’s common stock during January 2007 (see Note 18). The total assets purchased under the Purchase Agreement were approximately $423,000 which consisted of the customer contracts valued at approximately $109,000, fixed assets of approximately $37,000, and a customer list valued at approximately $277,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and a customer list.
As long as the Seller remains employed by the Company, the Seller will receive cash of $77,000 during April 2007. If certain revenue milestone amounts are attained, the Seller may receive 29,481 and 27,143 shares of the Company’s common stock during 2007 and 2008, respectively. Additionally, per the terms of the Purchase Agreement, the Seller is entitled to receive 14,286 shares of the Company’s common stock on December 31, 2008, as long as the Seller remains employed by the Company at that time. The additional shares of the Company’s common stock that may be issued to the Seller based upon the Seller’s attainment of certain revenue milestone amounts will be treated as compensation expense and are limited to a maximum of 200,000 shares per the terms of the Purchase Agreement.
Concurrent with the Purchase Agreement, the Company executed an employment agreement with the Seller which provides for, among other things, an annual salary of $120,000. This agreement expires December 31, 2008. There are automatic one-year renewals unless notice is given within 30 days of the end of the term by either party.

7.	Accrued Liabilities
Accrued liabilities consist of the following at December 31, 2006:

Customer deposits	$308,802
Accrued salaries and benefits	72,048
Accrued accounting and legal fees	35,200
Other accrued liabilities	206,134

$622,184

8.	Credit Facility
On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. As of December 31,

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
2006, $500,000 was outstanding under the 2006 Credit Facility and no additional borrowing capacity was available at December 31, 2006. A $250,000 letter of credit is outstanding under the 2006 Credit Facility at December 31, 2006, and pursuant to the terms of the 2006 Credit Facility, letters of credit issued may not exceed $250,000.
Interest on the outstanding balance under the 2006 Credit Facility is calculated on the prime rate (“Prime”) plus 0.5%. Interest was calculated based on Prime plus 0.5% (8.75%) at December 31, 2006.
All of the existing property and assets of the Company are pledged as collateral for the 2006 Credit Facility. In addition, the Company’s obligations are collateralized by a guaranty from the Chief Executive Officer of the Company, which includes as collateral all personal property and assets up to a maximum liability of $500,000.
There are no restrictive financial covenants, such as minimum financial performance objectives, under the 2006 Credit Facility.
On January 29, 2007, the Company entered into a Loan and Security Agreement with Comerica Bank for a $2.0 million line of credit to replace the Company’s 2006 Credit Facility (see Note 18).

9.	Capital Lease Obligations
The Company’s capital lease obligations consist of a forklift and two vehicles under capital leases. The Company’s scheduled principal maturities relating to capital lease obligations at December 31, 2006 are as follows:

2007	$12,205
2008	13,373
2009	13,738
2010	11,300
2011	4,267

$54,883
Less: current portion	(12,205)

$42,678

10.	Long-Term Debt
The Company’s long-term debt consists of five vehicle loans. One new vehicle loan was obtained during 2006, and one vehicle loan was paid off during 2006. The scheduled principal maturities of long-term debt at December 31, 2006 are as follows:

2007	$17,307
2008	11,560
2009	8,883
2010	4,578
2011	3,652

$45,980
Less: current portion	(17,307)

$28,673

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
11. Stockholders’ Equity
The Company was incorporated in 2001 as a Subchapter S corporation. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. In addition, in connection with the reverse merger, the Company’s 1,000,000 outstanding warrants were exchanged for warrants of Fairview. The warrants to purchase 1,000,000 shares of the Company’s common stock were exercised and 1,000,000 shares of common stock were issued during 2006 at the exercise price of $0.01, for approximately $10,000. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of the Private Placement of 3,217,500 shares of the Company’s common stock at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 13). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.
12. Stock Incentive Plan
On August 8, 2006, Akeena Solar adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which 450,000 shares of common stock were available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or stock options. On December 20, 2006, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 450,000 shares to 1,000,000 shares.
Restricted stock and stock options may be issued under the Stock Plan. The restriction period on the restricted shares granted shall expire at a rate of 25% a year over four years. Upon the lapse of the restriction period, the grantee shall become entitled to receive a stock certificate evidencing the common shares, and the restrictions shall cease to exist. The following table sets forth a summary of restricted stock activity for the year ended December 31, 2006:

		Weighted Average
	Number of	Fair Value
	Restricted Shares	on Grant Date
Outstanding at January 1, 2006	—	$—
Granted during 2006	407,305	$1.76
Forfeited/cancelled during 2006	(48,898)	$1.00
Released/vested during 2006	(3,785)	$1.00

Outstanding at December 31, 2006	354,622

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The Company recognized stock based compensation expense of approximately $38,000 during the year ended December 31, 2006 relating to compensation expense calculated in accordance with SFAS 123R for restricted stock granted under the Stock Plan during the year ended December 31, 2006. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2006, there was approximately $545,000 of unrecognized share-based compensation expense associated with the non-vested restricted shares granted. Stock based compensation expense relating to these restricted shares is expected to be recognized over a period of four years.
SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the year ended December 31, 2006, and therefore, there is no impact on the accompanying consolidated statements of cash flows.
13. Stock Options and Stock Warrants
The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, which, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options have been granted under the 2001 Plan as of December 31, 2006.
In March 2001, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01 in exchange for the purchase of assets from Akeena Wireless, Inc. (“AWI”), a related party (see Note 15). The warrants to purchase 1,000,000 shares of the Company’s common stock were exercised and 1,000,000 shares of common stock were issued during 2006 at the exercise price of $0.01, for approximately $10,000.
During August and September 2006, the Company issued warrants to purchase 61,500 shares of the Company’s common stock at an exercise price per share of $1.00 to the placement agent that sold 41 units under the Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.9%, an expected life of three years, an expected volatility factor or 103.3% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $70,000. The aggregate intrinsic value of the 61,500 warrants outstanding and exercisable at December 31, 2006 was approximately $160,000.
Therefore, as of December 31, 2006, warrants to purchase 61,500 shares of the Company’s common stock are outstanding and exercisable.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
14. Income Taxes
As the Company was a Subchapter S corporation until June 2006, any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes. During the year ended December 31, 2006, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.
The actual tax expense differs from the “expected” tax expense for the year ended December 31, 2006 (computed by applying the U.S. Federal Corporate tax rate of 35% to income before taxes) as follows:

Computed “expected” tax benefit	$(553,376)
State income taxes	(86,959)
Change in deferred tax asset valuation	640,335

Actual tax expense	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:
Deferred tax asset:

Net operating loss carryforward	$640,335
Less: Valuation allowance	(640,335)

Net deferred tax asset	$—

At December 31, 2006, the Company had useable net operating loss carryforwards of approximately $1.6 million for federal and state income tax purposes, available to offset future taxable income expiring in 2016 and 2026, respectively. The net change in the valuation allowance during the year ended December 31, 2006 was an increase of approximately $640,000.
Unaudited Pro Forma Information
During June 2006, the Company terminated its S corporation tax status and became taxable as a C corporation. If the Company were taxable as a C corporation for all periods presented, there would be no effect for the year ended December 31, 2006, while pro forma net income for the year ended December 31, 2005 would have been approximately $1,200 and pro forma earnings per share would have been $0.00 per share. Historical earnings per share for the year ended December 31, 2005 was $0.00.
15. Related Party Transactions
The Chief Executive Officer of the Company is a director of AWI and is currently a custodian for AWI. The Company has an amount due from a related party for expenses of approximately $22,000 paid by the Company on behalf of AWI, which are recorded as “Due from related party” within the accompanying consolidated balance sheet.
16. Commitments and Contingencies
Non-Cancelable Operating Leases
The Company’s operating lease for its Los Gatos, California office facility expired during April 2006, and was subsequently renewed through

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
July 2007. The Company’s operating lease for its Los Gatos, California warehouse facility expires in June 2010. The Company rents office and warehouse space in New Jersey on a month-to-month basis and also rents office space in Clovis, California on a month-to-month basis. Total rent expense amounted to approximately $87,000 and $80,000 for the years ended December 31, 2006 and 2005, respectively. During December 2006, the Company entered into an operating lease to rent approximately 2,400 square feet of office space located in Orange County, California, which expires in December 2008.
Future minimum lease payments on operating leases at December 31, 2006 are as follows:

2007	$161,369
2008	126,924
2009	101,520
2010	50,760
2011	—
Thereafter	—

Total minimum lease payments	$440,573

Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.
Employment Agreement
The Company has an employment agreement with an employee which provides for an annual salary of $120,000 and expires December 31, 2008. There are automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party.
17. Significant Concentrations of Business and Credit Risk
Financial instruments that potentially subject the Company to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2006, there was approximately $1.0 million in excess of the FDIC limit of $100,000.
The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. The Company has three vendors that accounted for approximately 79.6% of and 89.0%, respectively, of materials purchases during the years ended December 31, 2006 and 2005. At December 31, 2006, accounts payable included amounts owed to the 2006 top three vendors of approximately $1.3 million.
18. Subsequent Events
On January 29, 2007, the Company entered into a Loan and Security Agreement with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. As of March 27, 2007, approximately $100,000 is outstanding under the 2007 Credit Facility, in addition to a $250,000 letter of credit, and approximately $1.7 million in additional borrowing capacity is available.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
During January 2007, 54,621 shares of the Company’s common stock were issued at a value of approximately $176,000 in accordance with the terms of the Purchase Agreement as described in Note 6. During March 2007, the Company’s Board of Directors approved the granting of an aggregate of 31,520 restricted common stock to employees under the Company’s Stock Plan.
During March 2007, the Company raised approximately $4.1 million under a private investment offering. The Company issued 2,062,304 shares of common stock and warrants to purchase 412,460 shares of the Company’s common stock, with exercise prices ranging from $2.75 — $3.00 per share. Under the terms of the offering, the Company is obligated to file a registration statement with the SEC covering the shares of common stock issued and the shares underlying the warrants in April 2007.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Information for this Item was previously filed with the SEC on December 22, 2006 in our Current Report on Form 8-K, dated December 19, 2006.
Item 8A. Controls And Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report (December 31, 2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that a deficiency was identified in our internal controls over financial reporting which constitutes a “material weakness.”
     The material weakness is the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial and reporting process.
     Management has initiated the following activities intended to improve our internal control over financial reporting.
•	In August of 2006, our Chief Financial Officer became a full-time employee of the company. Additionally, in September of 2006, we began expanding our accounting department with the addition of a purchasing and inventory control position. A full-time clerical position was added, in addition to adding a payroll position and an invoicing position. By December of 2006, a senior accountant position was filled.

•	We are developing policies and procedures to monitor and track sales bookings and installations by product, date of sale and customer. Installation performance logs, identifying key product and installation type information, are now maintained and analyzed by management on a monthly basis.

•	We are developing policies and procedures regarding installations to monitor when the risk of ownership of our products and services is transferred to our customers. Monthly sales at the end of each period along with installation completion documents are analyzed by management to determine whether the risk of ownership has been transferred to the customer and revenue has been appropriately recognized.
     Except as described above, there were no changes in our internal control over financial reporting during our most recent fiscal year that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.
     None

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
Directors and Executive Officers
     Our directors and our executive officers are as follows:

Name	Age	Position
Barry Cinnamon	49	President, Chief Executive Officer, Secretary, Treasurer and Director
David Wallace	53	Chief Financial Officer
Edward Roffman	57	Director
     Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.
Barry Cinnamon, President, Chief Executive Officer, Secretary, Treasurer and Director. Our founder, Barry Cinnamon, is a long-time advocate of solar energy and widely recognized solar energy expert. He started his career in solar energy in the late 1970s as a researcher into new flat plate and concentrating collector designs at the Massachusetts Institute of Technology (MIT). During the late 1970s and early 1980s, Mr. Cinnamon designed and installed active solar, passive solar and ground coupled heat pump systems. Mr. Cinnamon’s work in solar energy computer modeling led him into the software industry, where he served as Chief Executive Officer of Software Publishing Corporation, and founded Allegro New Media, a multimedia software publisher, which he led to an IPO in 1995. Mr. Cinnamon earned a BS Degree in Mechanical Engineering from MIT and a MBA degree in Marketing from Wharton School of the University of Pennsylvania. Mr. Cinnamon is a NABCEP-Certified Solar Installer, a licensed California C-46 Solar Contractor and an active member of the Silicon Valley Leadership Group. In December 2005, Mr. Cinnamon was elected President of the California Solar Energy Industries Association, the largest state solar organization in the country.
David “Lad” Wallace, Chief Financial Officer. David “Lad” Wallace was a part-time consulting Chief Financial Officer for us from January 2005 to February 2006, at which time Mr. Wallace left to become the Controller of the Santa Cruz Sentinel, a newspaper publishing company. Mr. Wallace returned in August 2006 to become our full-time Chief Financial Officer. Mr. Wallace has an extensive history as senior financial manager in a number of industries, including micro-electronics manufacturing, winery, liquor and soft drink production, bottling and distribution, oil refining, sporting goods and clothing manufacturing. Mr. Wallace has broad experience in development of financial systems, from creation of accounting systems to detailed financial reporting, and has helped develop Sarbanes Oxley and ISO 900X procedures. Prior to joining us full-time, Mr. Wallace had been an independent financial management consultant since 2004. Prior to that, he was Chief Financial Officer of Bonny Doon Winery form 2002 to 2004. Prior to that, Mr. Wallace held contract positions as consulting CFO to Golden Vineyards LLC and as Business Development Consultant to Emcresal, a Spanish company, from 2000 to 2002. From 1997 to 2000, Mr. Wallace was Business Manager subcontracting to Jacobs Engineering. Mr. Wallace earned a B.A. from Linfield College and an MBA (International) from the Monterey Institute of International Studies.

Edward Roffman, Director. Edward Roffman joined our company in September 2006 after serving as Chief Financial Officer of Red Mile Entertainment, Inc. from January 2005 until April 2006 and at Fluent Entertainment, Inc. from February 2003 to December 2004. Both companies are consumer software developers and publishers. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. From August 1995 to January 1999, Mr. Roffman served as Chief Financial Officer and Chief Operating Officer at Palladium Interactive, Inc., a consumer software company. Mr. Roffman is a CPA with over 25 years’ experience in accounting and finance. Mr. Roffman earned his BBA in accounting from Temple University.
     There are no family relationships between any of our directors and executive officers.
Board Committees
     We currently do not have standing committees of our board of directors and our board of directors is acting in such capacity.
     Audit Committee. We intend to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.
     Compensation Committee. We intend to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans.
Director Compensation
     We do not currently compensate our directors for acting as such, although we may do so in the future, including with cash and/or equity. However, on August 29, 2006, in connection with Edward Roffman joining our board of directors, we granted Mr. Roffman 20,000 shares of restricted stock under our Stock Plan, which restrictions lapse as to 5,000 shares, on each anniversary of the date of grant, commencing on August 30, 2007, subject to Mr. Roffman serving on our board of directors on each such anniversary date. Mr. Roffman is entitled to vote such restricted stock, subject to forfeiture in accordance with the terms of the grant.
     The following table sets forth director compensation as of December 31, 2006.

Name	Stock Awards(1)		All Other Compensation	Total
Edward Roffman	$20,000	(2)	$—	$20,000

(1)
Based upon the aggregate grant date fair value calculated in accordance with Statement of Financing Account Standards (“SFAS”) No. 123R, Share Based Payments. Our policy and assumptions made in the valuation of share based payments are contained in Note 12 to our December 31, 2006 financial statements.

(2)
On August 30, 2006, Mr. Roffman was granted 20,000 shares of restricted stock, which restriction lapses as to 5,000 shares, on each anniversary of the date of grant commencing on August 30, 2007, subject to Mr. Roffman serving on our board of directors on each such anniversary. At December 31, 2006, 20,000 shares of restricted stock were held by Mr. Roffman.

Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon a review of Forms 3, 4 and amendments to Forms 3 and 4 furnished to us during our most recent fiscal year and Forms 5 and amendments to Forms 5 furnished to us with respect to our most recent fiscal year, we are not aware of any director, officer, or beneficial owner of more than 10% of any class of our registered securities that failed to file on a timely basis, as disclosed in such forms, reports required under Section 16(a) of the Exchange Act of 1934 during our most recent fiscal year, except for Edward Roffman who filed his initial Form 3 late.
Code of Conduct
     We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Item 10.	Executive Compensation
     The following Summary Compensation Table sets forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officers (“Named Executive Officers”). No other executive officer earned in excess of $100,000 during the fiscal year ended December 31, 2006.
Summary Compensation Table

				All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Total

Barry Cinnamon Chief Executive Officer, President, Treasurer, Secretary and director	2006	$132,392	$—	$11,000 (1)	$143,392	(2)

Bruce Velestuk Chief Executive Officer, President, Treasurer and Secretary and director	2006	—	—	—	—	(3)

(1)	Represents distributions on Mr. Cinnamon’s common stock paid by Akeena Solar, Inc. prior to the Merger.

(2)	Represents compensation paid by Akeena Solar, Inc. prior to the Merger and by us to Mr. Cinnamon after the Merger.

(3)	Represents compensation paid by us to Mr. Velestuk prior to the Merger. Mr. Velestuk resigned from our company on August 11, 2006, in connection with the Merger.

Outstanding Equity Awards at Fiscal Year-End
     There were no stock awards held by the Named Executive Officers as of December 31, 2006.
Option Grants
     We have not granted any stock options to our Named Executive Officers or our directors.
Employment Agreements
     We currently do not have employment agreements with any of our executive officers.
Stock Incentive Plan
     On August 11, 2006, our board of directors and stockholders adopted the 2006 Stock Incentive Plan (the “Stock Plan”). On December 20, 2006, we amended the Stock Plan to increase the number of shares of common stock reserved for issuance under the Plan from 450,000 shares to 1,000,000 shares as restricted stock or options to Akeena Solar’s employees, directors and consultants. The purpose of the Stock Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of our company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the Stock Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The Stock Plan is administered by our board of directors. As of March 27, 2007, there have been no grants of stock options, and an aggregate of 389,927 shares of restricted stock have been issued under the Stock Plan, to which restrictions have lapsed on 3,785 shares.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Director Independence.
     The following table sets forth information as of March 27, 2007 regarding the number of shares of Common Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock, (ii) the Named Executive Officers, (iii) each director, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and dispositive power with respect to such shares of common stock.
     Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Akeena Solar, Inc., 605 University Avenue, Los Gatos, California 95032.
     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of Common Stock issuable upon the exercise of stock options or warrants or the conversion of other securities held by that stockholder that are currently exercisable or convertible, or are exercisable or convertible within 60 days, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other stockholder.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Percentage Beneficially Owned(1)

Barry Cinnamon	8,000,000		42.2%
Edward Roffman	20,000	(2)	*
Bruce Velestuk(3)	0		0
All directors and executive officers as a group (3 persons)	8,058,306	(4)	42.5%

*	Less than 1%

(1)	Based on 18,978,663 shares of common stock outstanding on March 27, 2007, which includes 430,051 restricted shares which are subject to forfeiture.

(2)
Represents 20,000 shares of restricted common stock granted to Mr. Roffman on August 30, 2006, under our Stock Plan. Restrictions lapse as to 5,000 shares on each anniversary of the date of grant, commencing August 30, 2007. Mr. Roffman is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(3)	Mr. Velestuk resigned from all positions held in our company and as a director on August 11, 2006, in connection with the Merger.

(4)
Includes 33,306 and 5,000 shares of restricted common stock granted to David Wallace on August 30, 2006 and December 15, 2006, respectively, and 20,000 shares of restricted stock granted to Mr. Roffman, as described in footnote (2) above, under our Stock Plan. Restrictions lapse as to one-fourth of such shares subject to each grant on each anniversary of the date of grant, commencing one year from the date of grant. Mr. Wallace is entitled to vote such restricted stock, subject to forfeiture in accordance with the terms of the grants.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.
     On March 30, 2001, Akeena, Inc. (the former name of Akeena Solar, Inc.) purchased certain infrastructure and harvester technology from Akeena Wireless, Inc. (formerly known as Andalay, Inc.), a Delaware corporation (“AWI”), of which Barry Cinnamon, our President and Chief Executive Officer, is a director, principal stockholder and chief executive officer, in exchange for warrants to purchase an aggregate of 1,000,000 shares of Akeena, Inc.’s common stock at an exercise price of $0.01 per share. On July 18, 2006, AWI sold warrants to purchase 750,000 shares of Akeena, Inc.’s common stock to The Cinnamon 2006 Irrevocable Children’s Trust, and warrants to purchase 90,000 shares of Akeena, Inc.’s common stock to Mr. Cinnamon, for an aggregate price of $30,000. On August 11, 2006, we assumed the obligations of Akeena Solar under the warrants in the Merger, so that each warrant was converted into a warrant to purchase one share of our common stock. On November 30, 2006, Mr. Cinnamon gifted his warrants to purchase 90,000 shares to various adult family members, all of which were exercised by December 31, 2006.
     We believe that Edward Roffman is “independent” and Barry Cinnamon and Bruce Velestuk, our Company’s sole director prior to the Merger (Mr. Velestuk resigned as a director in August 2006 in connection with the Merger), are not “independent” under the independence standards of the Nasdaq. We granted 20,000 shares of restricted stock to Mr. Roffman in August 2006 in connection with his joining our board of directors.

Item 13.	Exhibits.

Exhibit
Number	Description

2.1	Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1*	Form of Restricted Stock Agreement

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

10.1	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 2006 8-K)

10.2	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	Loan and Security Agreement, dated January 29, 2007, between Akeena Solar, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7	Guaranty of Barry Cinnamon to Comerica Bank, executed December 19, 2006 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated December 19, 2006)

10.8*	Restricted Stock Agreement, dated December 29, 2006, between the Akeena Solar, Inc. and Edward Roffman

10.9	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to the Exhibit 10.9 to the August 2006 8-K)

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net, dated September 30,

Exhibit
Number	Description

2002, between Mattiuz Children’s Trust and Akeena Solar, Inc., as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, dated August 11, 2006 (the “August 2006 8-K/A”))

10.12	Letter Agreement, dated July 21, 2006, between Akeena Solar, Inc. and Westminster Securities Corp. (incorporated herein by reference to the August 2006 8-K/A)

10.13	Securities Purchase Agreement, dated March 8, 2007, between Akeena Solar, Inc. and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.14*	Non-Exclusive Finder’s Agreement, dated February 8, 2007, between Akeena Solar, Inc. and Empire Financial Group, Inc.

16	Letter from Marcum & Kliegman LLP (incorporated herein by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated December 19, 2006)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the August 2006 8-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

*	filed herewith

Item 14.	Principal Accountant Fees and Services.
     Burr, Pilger and Mayer LLP (“Burr Pilger”) has served as our independent registered public accounting firm since December 19, 2006. The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2006 by Burr Pilger.

2006
Audit Fees(1)	$34,000

(1)	Comprised of the audit of our annual financial statements.
     On December 19, 2006, we dismissed Marcum & Kliegman LLP (“Marcum”) as our independent registered public accounting firm as disclosed in our Current Report on Form 8-K, dated December 19, 2006. The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and December 31, 2005 by Marcum.

	2006	2005
Audit Fees(1)	$86,000	$120,000
All Other Fees(2)	$27,000	$—

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)	Comprised of services rendered in connection with our capital raising efforts, registration statement, other filings with the SEC, including consents, and consultations regarding financial accounting and reporting.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 29, 2007

AKEENA SOLAR, INC.
/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on its behalf of the registrant and in the capacities indicated.

March 29, 2007	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer (Principal Executive Officer)

March 29, 2007	/s/ David “Lad” Wallace
David “Lad” Wallace
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

2.1	Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1*	Form of Restricted Stock Agreement

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

10.1	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 2006 8-K)

10.2	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	Loan and Security Agreement, dated January 29, 2007, between Akeena Solar, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7	Guaranty of Barry Cinnamon to Comerica Bank, executed December 19, 2006 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated December 19, 2006)

10.8*	Restricted Stock Agreement, dated December 29, 2006, between the Akeena Solar, Inc. and Edward Roffman

Exhibit
Number	Description

10.9	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to the Exhibit 10.9 to the August 2006 8-K)

10.11	Standard Industrial/Commercial Single-Tenant Lease — Net, dated September 30, 2002, between Mattiuz Children’s Trust and Akeena Solar, Inc., as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, dated August 11, 2006 (the “August 2006 8-K/A”))

10.12	Letter Agreement, dated July 21, 2006, between Akeena Solar, Inc. and Westminster Securities Corp. (incorporated herein by reference to the August 2006 8-K/A)

10.13	Securities Purchase Agreement, dated March 8, 2007, between Akeena Solar, Inc. and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.14*	Non-Exclusive Finder’s Agreement, dated February 8, 2007, between Akeena Solar, Inc. and Empire Financial Group, Inc.

16	Letter from Marcum & Kliegman LLP (incorporated herein by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated December 19, 2006)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the August 2006 8-K)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

*	filed herewith