Form 10QSB
period 2007-03-31
Akeena Solar, Inc.
filed 2007-05-15
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Exchange Act
For the quarterly period ended March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from            to
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of May 10, 2007, 18,562,870 shares of the issuer’s common stock, par value $0.001 per share, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐           No ☑

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2007
Assets
Current assets
Cash and cash equivalents	$376,429
Accounts receivable, net	5,212,807
Inventory	3,914,403
Prepaid expenses and other current assets, net	1,093,925

Total current assets	10,597,564
Property and equipment, net	273,623
Due from related party	21,825
Customer list, net	184,791
Other assets	76,459

Total assets	$11,154,262

Liabilities and Stockholders’ Equity
Current liabilities Accounts payable	$2,532,945
Customer rebate payable	1,286,818
Accrued liabilities	693,040
Accrued warranty	600,724
Deferred revenue	1,274,065
Credit facility	100,000
Current portion of capital lease obligations	12,498
Current portion of long-term debt	27,567

Total current liabilities	6,527,657

Capital lease obligations, less current portion	39,448
Long-term debt, less current portion	79,688

Total liabilities	6,646,793

Commitments, contingencies and subsequent events (Notes 14 and 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2007	—
Common stock $0.001 par value; 50,000,000 shares authorized; 18,015,196 shares issued and outstanding at March 31, 2007	18,015
Additional paid-in capital	7,003,932
Accumulated deficit	(2,514,478)

Total stockholders’ equity	4,507,469

Total liabilities and stockholders’ equity	$11,154,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$6,292,430	$2,490,173
Cost of sales	4,792,864	1,921,797

Gross profit	1,499,566	568,376

Operating expenses
Sales and marketing	768,131	151,500
General and administrative	1,637,861	384,215

Total operating expenses	2,405,992	535,715

(Loss) income from operations	(906,426)	32,661

Other income (expense)
Interest income (expense), net	(26,978)	(13,031)

Total other income (expense)	(26,978)	(13,031)

(Loss) income before provision for income taxes	(933,404)	19,630
Provision for income taxes	—	—

Net (loss) income	$(933,404)	$19,630

(Loss) earnings per common and common equivalent share:
Basic	$(0.06)	$0.00

Diluted	$(0.06)	$0.00

Weighted average shares used in computing (loss) earnings per common and common equivalent share:
Basic	16,463,663	9,000,000

Diluted	16,463,663	9,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
			Additional
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2007	15,877,751	$15,878	$2,955,926	$(1,581,074)	$1,390,730
Proceeds from issuance of common stock at $1.97 under private placement, $0.001 par value	2,062,304	2,062	4,060,677	—	4,062,739
Total placement agent fees and registration fees	—	—	(390,057)	—	(390,057)
Warrants issued to placement agent and warrants issued for finders fees	—	—	122,308	—	122,308
Issuance of common shares at $3.21, as per an account purchase agreement, $0.001 par value	54,621	55	175,513	—	175,568
Release of restricted common shares and stock-based compensation expense	20,520	20	79,565	—	79,585
Net loss	—	—	—	(933,404)	(933,404)

Balance at March 31, 2007	18,015,196	$18,015	$7,003,932	$(2,514,478)	$4,507,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(933,404)	$19,630
Adjustments to reconcile net (loss) income to net cash used in operations
Depreciation	86,394	—
Amortization of customer list and customer contracts	86,394	—
Bad debt expense	23,290	175
Non-cash stock-based compensation expense	79,585	—
Changes in assets and liabilities:
Accounts receivable	(1,801,528)	107,462
Inventory	(2,122,587)	(704,711)
Prepaid expenses and other current assets	(295,930)	71,107
Other assets	(51,708)	—
Accounts payable	479,378	202,676
Customer rebate payable	90,455	246,557
Accrued liabilities and accrued warranty	162,925	83,220
Deferred revenue	292,611	(264,374)

Net cash used in operating activities	(3,975,624)	(231,076)

Cash flows from investing activities
Capital expenditures	(93,651)	—

Net cash used in investing activities	(93,651)	—

Cash flows from financing activities
Borrowing on long-term debt	66,195	—
Repayment of long-term debt	(4,920)	(4,725)
Repayments on line of credit	(400,000)	—
Distributions to stockholder	—	(11,000)
Payment of capital lease obligations	(2,937)	—
Issuance of common stock under private placement	4,062,739	—
Payment of placement agent fees and registration fees	(267,749)	—

Net cash provided by (used in) financing activities	3,453,328	(15,725)

Net decrease in cash and cash equivalents	(615,947)	(246,801)
Cash and cash equivalents
Beginning of period	992,376	270,046

End of period	$376,429	$23,245

Supplemental cash flows disclosures:
Cash paid during the period for interest	$25,373	$13,035

Non-cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finders fees	$122,308	$—

Issuance of common stock under an account purchase agreement	$175,568	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
1. Basis of Presentation and Description of Business
Basis of Presentation — Interim Financial Information
The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2006 and 2005 appearing in the Company’s Form 10-KSB. The March 31, 2007 unaudited interim consolidated financial statements on Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
Akeena Solar, Inc. was incorporated in February 2001 as a Subchapter S corporation in the State of California. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of a private placement of 3,217,500 shares of the Company’s common stock (the “Private Placement”) at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 10). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.
Description of Business
The Company is engaged in a single business segment, the installation of solar panel systems to residential and commercial markets.
2. Significant Accounting Policies
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Manufacturer and installation warranties
The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters have a warranty period range of 5 — 25 years. The Company assists the customer in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company provides for a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The Company records a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for the installation warranty is included within “Accrued warranty” in the accompanying condensed consolidated balance sheet.
The provision for installation warranty consisted of the following at March 31, 2007:

2007
Balance at beginning of period	$508,655
Provision charged to warranty expense	99,569
Less: warranty claims	(7,500)

Balance at end of period	$600,724

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company has determined that the guidance in SAB 108 does not have a material impact on its consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

3. Accounts Receivable
Accounts receivable consists of the following at March 31:

2007
Trade accounts	$2,588,907
California rebate receivable	1,358,827
Other state rebates receivable	926,200
Rebate receivable assigned to vendor	370,745
Other accounts receivable	35,000
Less: Allowance for doubtful accounts	(66,872)

$5,212,807

4. Property and equipment, net
Property and equipment, net consist of the following at March 31:

2007
Vehicles	$338,979
Furniture and fixtures	30,910
Office equipment	13,920
Leasehold improvements	4,013

387,822
Less: Accumulated depreciation and amortization	(114,199)

$273,623

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $15,000 and $7,000, respectively. Accumulated depreciation related to approximately $64,000 of assets under capital leases was approximately $7,000 at March 31, 2007.
5. Assets Acquired
On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”) who, subsequent to the execution of the Purchase Agreement, became an employee of the Company. This employee has been hired to expand the Company’s operations into Fresno, California. The customer contracts of approximately $109,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheet at March 31, 2007, net of accumulated amortization of approximately $95,000. The customer contracts are being amortized over the period during which they are completed, which will range from 3-12 months from the purchase date of these contracts. The fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” and the customer listing valued at approximately $277,000 is included within “Customer list, net” in the accompanying condensed consolidated balance sheet at March 31, 2007, net of accumulated amortization of approximately $92,000 at March 31, 2007. The customer list is being amortized over an eighteen month period. Upon execution of the Purchase Agreement, the Seller received approximately $196,000 and during January 2007, received approximately $176,000 in the Company’s common stock, based upon the weighted average closing price of the shares. The $176,000 was settled in 54,621 shares of the Company’s common stock (see Note 8). The total assets purchased under the Purchase Agreement were approximately $423,000 which consisted of the customer contracts valued at approximately $109,000, fixed assets of approximately $37,000, and a customer list valued at approximately $277,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and a customer list.
Under the terms of the Purchase Agreement, the Seller received cash of $77,000 during April 2007 (see Note 15). If certain revenue milestone amounts are attained, the Seller may receive 29,481 and 27,143 shares of the Company’s common stock during 2007 and 2008, respectively. Additionally, per the terms of the Purchase Agreement, the Seller is entitled to receive 14,286 shares of the Company’s common stock on December 31, 2008, as long as the Seller remains employed by the Company at that time. The additional shares of the Company’s common stock that may be issued to the Seller based upon the Seller’s attainment of certain revenue milestone amounts will be treated as compensation expense and are limited to a maximum of 200,000 shares per the terms of the Purchase Agreement.

Concurrent with the Purchase Agreement, the Company executed an employment agreement with the Seller which provides for, among other things, an annual base salary of $120,000. This agreement expires December 31, 2008. There are automatic one-year renewals unless notice is given within 30 days of the end of the term by either party.
6. Accrued liabilities
Accrued liabilities consist of the following at March 31:

2007
Customer deposits	$362,024
Accrued salaries and benefits	87,576
Accrued accounting and legal fees	25,200
Other accrued liabilities	218,240

$693,040

7. Credit facility and long-term debt
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
As of March 31, 2007, $100,000 was outstanding under the 2007 Credit Facility and approximately $1.7 million in additional borrowing capacity was available. In addition, a $250,000 letter of credit was outstanding under the 2007 Credit Facility at March 31, 2007, which is the maximum amount permitted. Interest on the outstanding balance under the 2007 Credit Facility is calculated on the prime rate (“Prime”) plus 0.5%. Interest was calculated based on Prime plus 0.5% (8.75%) at March 31, 2007. Under the 2007 Credit Facility, the Company can borrow against 80% of Eligible Accounts Receivable plus 50% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum loan amount of $2.0 million. As of March 31, 2007, 80% of the Company’s Eligible Accounts Receivable was approximately $2.1 million, and 50% of Inventory Availability was approximately $2.0 million.
All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility. In addition, the Company’s obligations are collateralized by a guaranty from the Chief Executive Officer of the Company, which includes as collateral all personal property and assets up to a maximum liability of $500,000.
8. Stockholders’ equity
The Company was incorporated in 2001 as a Subchapter S corporation. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. In addition, in connection with the reverse merger, the Company’s 1,000,000 outstanding warrants were exchanged for warrants of Fairview. The warrants to purchase 1,000,000 shares of the Company’s common stock were exercised and 1,000,000 shares of common stock were issued during 2006 at the exercise price of $0.01, for approximately $10,000. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of the Private Placement of 3,217,500 shares of the Company’s common stock at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 10). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.

During January 2007, 54,621 shares of the Company’s common stock were issued at a value of approximately $176,000 in accordance with the terms of the Purchase Agreement as described in Note 5. During March 2007, the Company issued 2,062,304 shares of common stock and raised approximately $4.1 million under a private placement offering (the “March 2007 Private Placement”). Placement agent fees and registration fees relating to the March 2007 Private Placement were $390,057, which include cash fees paid of $267,749 and warrants to purchase 79,976 shares of the Company’s common stock valued at $122,308 (see Note 10).
9. Stock Incentive Plan
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
Restricted stock and stock options may be issued under the Stock Plan. The restriction period on the restricted shares granted shall expire at a rate of 25% a year over four years. Upon the lapse of the restriction period, the grantee shall become entitled to receive a stock certificate evidencing the common shares, and the restrictions shall cease to exist. The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2007:

		Weighted Average
	Number of	Fair Value
	Restricted Shares	on Grant Date
Outstanding at January 1, 2007	354,622
Granted during 2007	31,520	$2.45
Forfeited/cancelled during 2007	(26,479)	$2.00
Released/vested during 2007	(20,520)	$2.45

Outstanding at March 31, 2007	339,143

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The Company recognized stock-based compensation expense of approximately $80,000 during the three months ended March 31, 2007 relating to compensation expense calculated in accordance with SFAS 123R for restricted stock granted under the Stock Plan. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2007, there was approximately $482,000 of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is expected to be recognized over a period of four years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the three months ended March 31, 2007, and therefore, there is no impact on the accompanying unaudited consolidated statements of cash flows.
10. Stock options and stock warrants
The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, which, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options have been granted under the 2001 Plan as of March 31, 2007.
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
During March 2007, the Company issued warrants to purchase 79,976 shares of the Company’s common stock at exercise prices ranging from $1.97 — $2.75 per share in connection with the March 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.5%, an expected life of three years, an expected volatility factor or 103.3% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $122,000.

In connection with the $4.1 million raised under the March 2007 Private Placement and the issuance of 2,062,304 shares of common stock to the investors, the Company also issued to the investors in the March 2007 Private Placement warrants to purchase 412,460 shares of the Company’s common stock, with exercise prices ranging from $2.75 — 3.00 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the March 2007 Private Placement was approximately $779,000. The total relative fair value of the common stock and the warrants issued to investors under the March 2007 Private Placement was approximately $4.7 million.
Therefore, as of March 31, 2007, warrants to purchase 553,936 shares of the Company’s common stock were outstanding and exercisable.
11. Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2007, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss. The Company’s issued and outstanding common shares as of March 31, 2006 does not include the underlying shares exercisable relating to the issuance of 1,000,000 warrants outstanding at March 31, 2006, exercisable at $0.01 per share. In accordance with SFAS No. 128, “Earnings Per Share,” the Company has given effect to the issuance of these warrants in computing basic net income per share for the three months ended March 31, 2006. The warrants to purchase 1,000,000 shares of common stock were exercised and issued during the fourth quarter of 2006, and are therefore included in the Company’s issued and outstanding common shares as of March 31, 2007.
At March 31, 2007, warrants to purchase 553,936 shares of the Company’s common stock and 339,143 non-vested restricted shares, net of forfeitures, (see Note 9) are dilutive securities that may dilute future earnings per share.
The weighted-average number of common shares outstanding of 16,463,663 and 9,000,000 as of March 31, 2007 and 2006, respectively, used to calculate the basic earnings per share include 1,000,000 contingently issuable warrants for shares of the Company’s common stock. Such warrants were exercised for 1,000,000 shares of common stock during the fourth quarter of 2006.
12. Related party transactions
The Chief Executive Officer of the Company is a director of Akeena Wireless, Inc. (“AWI”) and is currently a custodian for AWI. The Company has an amount due from this related party for expenses of approximately $22,000 paid by the Company on behalf of AWI, which are recorded as “Due from related party” within the accompanying consolidated balance sheet.
13. Income Taxes
As the Company was a Subchapter S corporation until June 2006, any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes.
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2007, there was no income tax expense or benefit for federal and state income taxes in the accompanying unaudited condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.
14. Commitments and contingencies
Litigation
The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.
Employment Agreement
The Company has an employment agreement with an employee which provides for an annual base salary of $120,000 and expires December 31, 2008. There are automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party.

15. Subsequent events
During April 2007, the Company granted an aggregate of 138,143 shares of restricted common stock under the Stock Plan to certain employees and an advisor for services provided to the Company. Also during April 2007, the Company paid $77,000 in accordance with the terms of the Purchase Agreement as described in Note 5.
During May 2007, Akeena Corp., the Company’s wholly-owned subsidiary, entered into an asset purchase agreement (the “Asset Purchase Agreement”), whereby Akeena Solar purchased customer contracts and fixed assets from Alternative Energy, Inc. (“AEI”). The Company purchased fixed assets valued at approximately $109,000 and customer contracts valued at approximately $97,000. The Company assumed approximately $94,000 in vehicle loans and leases and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Pursuant to the terms of the Asset Purchase Agreement, the Company issued 100,000 shares of common stock as partial payment for the assets acquired from AEI. Upon executing the Asset Purchase Agreement, the Company assumed an operating lease for AEI’s office facility located in Santa Rosa, California, which includes a lease term expiring in September 2008 and monthly rent of approximately $2,600 monthly. Concurrent with the Asset Purchase Agreement, Akeena Corp. entered into a two-year employment agreement with the president of AEI which provides for, among other things, an annual base salary of $120,000, performance-based bonus compensation if certain sales goals are achieved payable in shares of the Company’s common stock, severance and non-competition provisions. As this transaction with AEI does not meet the significant asset test, pro forma financial information is not being provided within this Form 10-QSB.

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
Company Overview
     Akeena Solar is a leading designer and integrator of solar power systems. We market, sell, design and install systems for residential and small commercial customers. We currently service customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission and the New Jersey Clean Energy Program, over the past three years Akeena Solar has been one of the largest national integrators of residential and small commercial solar power systems in the United States. To date, we have installed over 700 solar power systems.
     Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” Our offices are located in Los Gatos, Fresno (Clovis), Orange County, Bakersfield, Manteca and Santa Rosa, California, as well as Fairfield, New Jersey. Our Corporate headquarters are located at 605 University Avenue, Los Gatos, California 95032. We maintain installation offices at all of our California offices and at our Fairfield, New Jersey facility.
     On August 11, 2006, we entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer.
     On September 29, 2006, we purchased certain solar electric energy generation customers contracts, certain fixed assets and a customer list from Jeffrey Brown d/b/a Solahart All Valley Energy Systems, a Fresno-based installer of solar energy systems, solar hot water systems and solar pool heaters (“Solahart”), and hired Mr. Brown to help expand our business in the Fresno, California area. The total assets purchased under the agreement were approximately $423,000 which consisted of customer contracts valued at approximately $109,000, fixed assets of approximately $37,000, and a customer list valued at approximately $277,000. Solahart customer deposit liabilities of approximately $51,000 were assumed by us at the time of the purchase of the customer contracts, fixed assets and the customer listing. Upon execution of the Purchase Agreement, Mr. Brown received approximately $196,000 and during January 2007, received 54,621 shares of our common stock, based upon the weighted average closing price of the shares. During April 2007, we paid $77,000 to Mr. Brown in accordance with the terms of the Purchase Agreement. We will issue up to an additional 200,000 shares of our common stock to Mr. Brown upon our achieving certain revenue milestones. Mr. Brown has agreed not to compete with us with respect to photovoltaic customers and not to solicit our employees or customers in Fresno, California for 12 months after his employment with us terminates. Solahart remains as an operating entity focusing on solar water heating installations used in swimming pool and residential water heating.
     On May 3, 2007, Akeena Corp., our wholly-owned subsidiary, purchased certain customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for $100,000 cash ($20,000 of which is payable by December 31,
2007), 100,000 shares of our common stock, and the assumption of three vehicle leases and an operating lease for AEI’s offices located in Santa Rosa, California, which expires in September 2008 and provides for monthly rent payments of approximately $2,600. Concurrent with the execution of the Asset Purchase Agreement, Akeena Corp. entered into a two-year employment agreement with Christopher Frye, as regional sales manager of its Santa Rosa, California office. The employment agreement provides for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals are achieved payable in shares of the Company’s common stock, and severance payments. Mr. Frye has also agreed not to compete with us in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California.
Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three Months Ended March 31,
	2007	%	2006	%
Net sales	$6,292,430	100.0%	$2,490,173	100.0%
Cost of sales	4,792,864	76.2%	1,921,797	77.2%

Gross profit	1,499,566	23.8%	568,376	22.8%
Operating Expenses
Sales and marketing	768,131	12.2%	151,500	6.1%
General and administrative	1,637,861	26.0%	384,215	15.4%

Total operating expenses	2,405,992	38.2%	535,715	21.5%

(Loss) income from operations	(906,426)	(14.4)%	32,661	1.3%
Other income (expense)
Interest income (expense), net	(26,978)	(0.4)%	(13,031)	(0.5)%

Total other income (expense)	(26,978)	(0.4)%	(13,031)	(0.5)%

(Loss) income before provision for income taxes	(933,404)	(14.8)%	19,630	0.8%
Provision for income taxes	—	0.0%	—	0.0%

Net (loss) income	$(933,404)	(14.8)%	$19,630	0.8%

     Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006
     Net sales
     Net sales totaled $6.3 million for the three months ended March 31, 2007, as compared to $2.5 million for the same period in 2006, or an increase of 152.7%. The increase was due to a higher volume of both residential and commercial installations for the three months ended March 31, 2007 as compared to 2006. The increased volume reflects both the widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installations during 2007.
     Cost of sales
     Cost of sales, including all installation expenses, during the three months ended March 31, 2007 was 76.2% of net sales, as compared to 77.2% in 2006, in part due to more favorable component pricing during the quarter ended March 31, 2007 as compared to the same period in 2006. Gross profit for the three months ended March 31, 2007 was 23.8% of net sales, as compared to 22.8% in 2006. This improvement over the same period of the prior year is the result of better absorption of engineering and semi-fixed installation expenses and improved component pricing.
     Sales and marketing expenses
     Sales and marketing expenses for the three months ended March 31, 2007 were 12.2% of net sales as compared to 6.1% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $768,000 for the three months ended March 31, 2007 as compared to approximately $152,000 for the same period in 2006. This increase is mainly due to higher sales commissions and higher sales and marketing payroll and employee benefits expenses during the first quarter of 2007. We employed an additional 24 sales and marketing employees during the three months ended March 31, 2007 as compared to the same period of the prior year. In addition, we incurred increased advertising, public relations and internet marketing expenditures, as well as additional trade shows and conferences expenditures during the three months ended March 31, 2007 as compared to the same period of the prior year.

     General and administrative expenses
     General and administrative expenses for the quarter ended March 31, 2007 were 26.0% of net sales as compared to 15.4% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $1.6 million for the three months ended March 31, 2007 compared to approximately $384,000 for the three months ended March 31, 2006. General and administrative expenses for legal, accounting and other professional services increased approximately $492,000 due primarily to costs associated with the additional costs incurred during 2007 as a result of being a public company. We also employed an additional 30 general and administrative employees during the three months ended March 31, 2007 as compared to the same period of the prior year.
     Interest expense
     On January 29, 2007, we entered into a loan and security agreement with Comerica Bank (the “Security Agreement”) for a $2.0 million line of credit facility (the “2007 Credit Facility”). Interest expense, relating primarily to our 2007 Credit Facility, was approximately $27,000 for the three months ended March 31, 2007. Interest expense was approximately $13,000 during the same period in 2006, which related primarily to our previous credit facility with Citibank (West) FSB.
     Income taxes
     During the three months ended March 31, 2007, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset. The Company did not record a provision for income taxes for the three months ended March 31, 2006, as the Company was a Subchapter S corporation until June 2006, and any taxable income or loss of the S corporation is included within the stockholder’s income for federal and state income tax purposes through June 2006.
Liquidity and capital resources
     Prior to the Merger, we funded our operations through our previous credit facility with Citibank (West) FSB and cash provided by operating activities. In connection with the Merger, we completed the closing of a private placement of our common stock in which we sold an aggregate of 128.7 units to accredited investors (the “Private Placement”). Each unit consisted of 25,000 shares of our common stock. As a result of the Private Placement, we issued a total of 3,217,500 shares of our common stock. Some units were offered by Westminster Securities Corporation, pursuant to the terms of a placement agent agreement dated July 21, 2006. The placement agent received (i) a cash fee of $61,500 (representing 6% of the gross proceeds of the units sold by it in the Private Placement) and (ii) three-year warrants to purchase an aggregate of 61,500 shares of our common stock (representing 6% of the shares sold by it in the Private Placement) at an exercise price of $1.00 per share. We realized gross proceeds of $3.2 million from the Private Placement before commissions and expenses.
     On March 8, 2007, we closed a private placement offering to accredited investors (the “March 2007 Private Placement”) in which we realized gross proceeds of approximately $4.1 million, before commissions and expenses. In connection with the March 2007 Private Placement, we issued to investors an aggregate of 2,062,304 shares of common stock and (i) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $2.75 per share, and (ii) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $3.00 per share. Empire Financial Group, Inc. acted as placement agent with respect to the offering and received (i) a cash fee of $124,250 and (ii) a three-year warrant to purchase 53,250 shares of common stock at an exercise price of $2.75 per share. The Westley Group acted as a finder with respect to the offering and received (i) a cash fee of $35,000 and (ii) a three-year warrant to purchase 15,000 shares of common stock at an exercise price of $2.75 per share. Westminster Securities Corp. also received a finders fee of $21,000 and a three-year warrant to purchase 11,726 shares of common stock at an exercise price of $1.97 per share.
     At March 31, 2007, we had a $100,000 outstanding balance under our 2007 Credit Facility. Borrowings under the 2007 Credit Facility bear interest at prime plus 0.5%, payable on the first of each month. At March 31, 2007, a $250,000 letter of credit was outstanding under the 2007 Credit Facility, which is the maximum amount permitted. The 2007 Credit Facility matures on January 1, 2008, at which time all outstanding amounts will become due and payable. The Security Agreement also grants Comerica Bank a first priority security interest in all of our assets, now owned or later acquired, to secure timely repayment of the 2007 Credit Facility. The guaranty to Comerica Bank executed on December 19, 2006 by Barry Cinnamon, our President and Chief Executive Officer, in connection with a Master Revolving Note (the “Guaranty”), remains in effect with respect to our obligations under the 2007 Credit Facility. As of May 10, 2007, approximately $1.4 million was outstanding under the 2007 Credit Facility in addition to a $250,000 letter of credit.
     Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of March 31, 2007 we had approximately $376,000 in cash on hand and $1.7 million additional borrowing capacity available under our 2007 Credit Facility.

     Cash flows used in operating activities were $(4.0) million and $(231,000) for the three months ended March 31, 2007 and 2006, respectively. Large purchases of solar panel inventory occurred during the first three months of 2007 in preparation for installation on various residential and commercial jobs, in addition to an increase in our overall accounts receivable balances. Similarly, accounts payable rose in response to the increase in inventory purchases as a result of the increase in overall revenue levels. We believe a high level of inventory is a significant benefit in our industry. Panels may be difficult to procure and are generally immediately fungible.
     Cash flows used in investing activities were $(94,000) and $0, respectively, for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, we acquired vehicles, office equipment, furniture and other fixed assets primarily for our most recently added Fresno, Orange County and Bakersfield office locations.
     Cash flows provided by (used in) financing activities were $3.4 million and $(16,000), respectively, for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, we raised proceeds of $4.1 million, before cash paid for placement agent fees and registration fees of $(268,000), from the issuance of our common stock under a private placement. In addition, we paid $(400,000) down on our line of credit under the 2007 Credit Facility during the three months ended March 31, 2007.
Contractual obligations

	Payments Due
		Less than			More than
Obligation	Total	1 year	1-3 years	4-5 years	5 years
Operating leases	$1,008,173	$303,578	$634,885	$69,710	$—
Capital leases	51,946	12,498	36,867	2,581	—

	$1,060,119	$316,076	$671,752	$72,291	$—

Application of critical accounting policies and estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements included in our Annual Report on Form 10-KSB for the years ending December 31, 2006 and 2005 provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.
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
     Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue upon completion of a system installation.
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

Item 3. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report (March 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that a deficiency was identified in our internal controls over financial reporting which constitutes a “material weakness.”
     The material weakness is the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial and reporting process.
     Management has initiated the following activities intended to improve our internal control over financial reporting.
•	In August of 2006, our Chief Financial Officer became a full-time employee of the company. Additionally, in September of 2006, we began expanding our accounting department with the addition of a purchasing and inventory control position. A full-time clerical position was added, in addition to adding a payroll position and an invoicing position. By December of 2006, a senior accountant position was filled. Since May of 2006, we have retained an independent consultant trained in accounting and financial reporting who is a certified public accountant.

•	We are developing policies and procedures to monitor and track sales bookings and installations by product, date of sale and customer. Installation performance logs, identifying key product and installation type information, are now maintained and analyzed by management on a monthly basis.

•	We are developing policies and procedures regarding installations to monitor when the risk of ownership of our products and services is transferred to our customers. Monthly sales at the end of each period along with installation completion documents are analyzed by management to determine whether the risk of ownership has been transferred to the customer and revenue has been appropriately recognized.
     Except as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities
      During the period covered by this Quarterly Report, we have issued the following unregistered securities which have not been previously reported. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.
     On March 7, 2007, we issued an aggregate of 31,520 shares of our restricted common stock under our Stock Plan to certain of our employees and an advisor for services provided to us.
Item 6. Exhibits.

Exhibit
Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB (the “March 2007 10-KSB”))

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (the “March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

10.1	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 2006 8-K)

10.2	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6
Loan and Security Agreement, dated January 29, 2007, between Akeena Solar, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7	Guaranty of Barry Cinnamon to Comerica Bank, executed December 19, 2006 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated December 19, 2006)

Exhibit
Number	Description

10.8	Restricted Stock Agreement, dated December 29, 2006, between the Akeena Solar, Inc. and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to the March 2007 10-KSB)

10.9	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to the Exhibit 10.9 to the August 2006 8-K)

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

10.12	Letter Agreement, dated July 21, 2006, between Akeena Solar, Inc. and Westminster Securities Corp. (incorporated herein by reference to the August 2006 8-K/A)

10.13	Securities Purchase Agreement, dated March 8, 2007, between Akeena Solar, Inc. and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.14	Non-Exclusive Finder’s Agreement, dated February 8, 2007, between Akeena Solar, Inc. and Empire Financial Group, Inc. (incorporated herein by reference to Exhibit 10.14 to the March 2007 10-KSB)

16	Letter from Marcum & Kliegman LLP (incorporated herein by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated December 19, 2006)

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2007	/s/ David “Lad” Wallace
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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB (the “March 2007 10-KSB”))

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (the “March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

10.1	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 2006 8-K)

10.2	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6
Loan and Security Agreement, dated January 29, 2007, between Akeena Solar, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7	Guaranty of Barry Cinnamon to Comerica Bank, executed December 19, 2006 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated December 19, 2006)

10.8	Restricted Stock Agreement, dated December 29, 2006, between the Akeena Solar, Inc. and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to the March 2007 10-KSB)

10.9	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to the Exhibit 10.9 to the August 2006 8-K)

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

Exhibit
Number	Description

10.12	Letter Agreement, dated July 21, 2006, between Akeena Solar, Inc. and Westminster Securities Corp. (incorporated herein by reference to the August 2006 8-K/A)

10.13	Securities Purchase Agreement, dated March 8, 2007, between Akeena Solar, Inc. and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.14	Non-Exclusive Finder’s Agreement, dated February 8, 2007, between Akeena Solar, Inc. and Empire Financial Group, Inc. (incorporated herein by reference to Exhibit 10.14 to the March 2007 10-KSB)

16	Letter from Marcum & Kliegman LLP (incorporated herein by reference to Exhibit 16.1 to our Current Report on Form 8-K, dated December 19, 2006)

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002