Form 10QSB
period 2007-06-30
Akeena Solar, Inc.
filed 2007-08-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Exchange Act
For the quarterly period ended June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from           to

Commission File Number 333-130906

AKEENA SOLAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-512054
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
16005 Los Gatos Boulevard, Los Gatos, CA 95032
(Address of principal executive offices)

(408) 395-7774
(Issuer’s telephone number, including area code)

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐           No☑

As of August 8, 2007, 23,625,941 shares of the issuer’s common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐           No☑

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS	2

CONDENSED CONSOLIDATED BALANCE SHEETS	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14

Item 3. CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities	24

Item 6. Exhibits	24

SIGNATURES	25
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$14,084,684	$992,376
Accounts receivable, net	4,897,728	3,434,569
Inventory	3,310,167	1,791,816
Prepaid expenses and other current assets, net	1,165,242	838,192
Total current assets	23,457,821	7,056,953
Property and equipment, net	974,459	194,867
Due from related party	21,825	21,825
Customer list, net	202,760	230,988
Goodwill	318,500	—
Other assets	91,677	24,751
Total assets	$25,067,042	$7,529,384

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,572,848	$2,053,567
Customer rebate payable	738,237	1,196,363
Accrued liabilities	1,018,339	622,184
Accrued warranty	495,481	508,655
Common stock issuable	—	175,568
Deferred purchase price payable	20,000	—
Deferred revenue	931,728	981,454
Credit facility	3,450,000	500,000
Current portion of capital lease obligations	20,335	12,205
Current portion of long-term debt	129,381	17,307
Total current liabilities	9,376,349	6,067,303

Capital lease obligations, less current portion	58,370	42,678
Long-term debt, less current portion	452,032	28,673
Total liabilities	9,886,751	6,138,654

Commitments, contingencies and subsequent events (Notes 15 and 16)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock $0.001 par value; 50,000,000 shares authorized; 22,834,028 and 15,877,751 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	22,834	15,878
Additional paid-in capital	19,596,247	2,955,926
Accumulated deficit	(4,438,790)	(1,581,074)
Total stockholders’ equity	15,180,291	1,390,730
Total liabilities and stockholders’ equity	$25,067,042	$7,529,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$7,510,861	$2,812,424	$13,803,291	$5,302,597
Cost of sales	5,741,097	2,097,742	10,533,961	4,019,539
Gross profit	1,769,764	714,682	3,269,330	1,283,058
Operating expenses
Sales and marketing	1,314,285	289,613	2,082,416	441,113
General and administrative	2,358,374	659,702	3,996,235	1,043,917
Total operating expenses	3,672,659	949,315	6,078,651	1,485,030
Loss from operations	(1,902,895)	(234,633)	(2,809,321)	(201,972)
Other income (expense)
Interest income (expense), net	(21,417)	(13,164)	(48,395)	(26,195)
Total other income (expense)	(21,417)	(13,164)	(48,395)	(26,195)
Loss before provision for income taxes	(1,924,312)	(247,797)	(2,857,716)	(228,167)
Provision for income taxes	—	—	—	—
Net loss	$(1,924,312)	$(247,797)	$(2,857,716)	$(228,167)

Loss per common and common equivalent share:
Basic	$(0.10)	$(0.03)	$(0.16)	$(0.03)
Diluted	$(0.10)	$(0.03)	$(0.16)	$(0.03)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	19,446,723	9,000,000	17,963,434	9,000,000
Diluted	19,446,723	9,000,000	17,963,434	9,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2007	15,877,751	$15,878	$2,955,926	$(1,581,074)	$1,390,730
Proceeds from issuance of common stock at $1.97 under private placement, $0.001 par value	2,062,304	2,062	4,060,677	—	4,062,739
Proceeds from issuance of common stock at $2.75 under private placement, $0.001 par value	4,567,270	4,567	12,555,426	—	12,559,993
Total placement agent fees and registration fees	—	—	(2,030,270)	—	(2,030,270)
Warrants issued to placement agent and warrants issued for finders fees	—	—	1,002,527	—	1,002,527
Issuance of common shares at $3.21, as per an account purchase agreement, $0.001 par value	54,621	55	175,513	—	175,568
Issuance of common shares at $3.14, as per an asset purchase agreement, $0.001 par value	100,000	100	313,900	—	314,000
Exercise of warrants for common shares, $0.001 par value	101,522	102	291,774	—	291,876
Release of restricted common shares and stock-based compensation expense	70,560	70	270,774	—	270,844
Net loss	—	—	—	(2,857,716)	(2,857,716)
Balance at June 30, 2007	22,834,028	$22,834	$19,596,247	$(4,438,790)	$15,180,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,857,716)	$(228,167)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	60,760	14,365
Amortization of customer list and customer contracts	167,532	—
Bad debt (recovery) expense	(9,187)	175
Loss on disposal of property and equipment	1,388	—
Non-cash stock-based compensation expense	270,844	—
Changes in assets and liabilities:
Accounts receivable	(1,453,972)	(110,932)
Inventory	(1,518,351)	(787,712)
Prepaid expenses and other current assets	(292,354)	(440,005)
Other assets	(66,926)	—
Accounts payable	519,281	494,143
Customer rebate payable	(458,126)	119,011
Accrued liabilities and accrued warranty	373,981	313,923
Deferred revenue	(49,726)	428,871
Net cash used in operating activities	(5,312,572)	(196,328)
Cash flows from investing activities
Acquisition of property and equipment	(741,983)	—
Acquisition of customer list	(77,000)	—
Acquisition of Alternative Energy, Inc.	(80,000)	—
Net cash used in investing activities	(898,983)	—
Cash flows from financing activities
Borrowing on long-term debt	495,596	—
Repayment of long-term debt	(21,697)	(12,386)
Borrowings on line of credit, net of repayments	2,950,000	—
Distributions to stockholder	—	(11,000)
Payment of capital lease obligations	(6,901)	—
Issuance of common stock under private placement	16,622,732	—
Proceeds from exercise of warrants	291,876	—
Payment of placement agent fees and registration fees	(1,027,743)	—
Net cash provided by (used in) financing activities	19,303,863	(23,386)
Net increase (decrease) in cash and cash equivalents	13,092,308	(219,714)
Cash and cash equivalents
Beginning of period	992,376	270,046
End of period	$14,084,684	$50,332
Supplemental cash flows disclosures:
Cash paid during the period for interest	$38,778	$24,164

Non-cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finders fees	$1,002,527	$—
Issuance of common stock under an account purchase agreement	$175,568	$—
Issuance of common stock for purchase of net assets under an asset purchase agreement	$314,000	$—
Assets acquired under capital lease	$30,723	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2006 and 2005 appearing in the Company’s Form 10-KSB. The June 30, 2007 unaudited interim consolidated financial statements on Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Akeena Solar, Inc. was incorporated in February 2001 as a Subchapter S corporation in the State of California. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of a private placement of 3,217,500 shares of the Company’s common stock (the “Private Placement”) at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 11). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.

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

Manufacturer and installation warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters have a warranty period range of 5 - 25 years. The Company assists the customer in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company provides for a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The Company records a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for the installation warranty is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The provision for installation warranty consists of the following:

	(Unaudited) June 30, 2007	December 31, 2006
Balance at beginning of period	$508,655	$304,188
Provision charged to warranty expense	194,326	234,467
Less: warranty claims and provision adjustment	(207,500)	(30,000)
Balance at end of period	$495,481	$508,655

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company has determined that the guidance in SAB 108 does not have a material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

3. Accounts Receivable

Accounts receivable consists of the following:

	(Unaudited) June 30, 2007	December 31, 2006
Trade accounts	$2,171,071	$1,671,237
California rebate receivable	542,827	1,040,263
Other state rebates receivable	2,045,174	706,712
Rebate receivable assigned to vendor	133,983	44,939
Other accounts receivable	39,068	15,000
Less: Allowance for doubtful accounts	(34,395)	(43,582)
	$4,897,728	$3,434,569

4. Property and equipment, net

Property and equipment, net consist of the following:

	(Unaudited) June 30, 2007	December 31, 2006
Vehicles	$919,034	$272,785
Furniture and fixtures	74,190	13,284
Office equipment	48,621	4,089
Leasehold improvements	92,257	4,013
	1,134,102	294,171
Less: Accumulated depreciation and amortization	(159,643)	(99,304)
	$974,459	$194,867

Depreciation expense for the three months ended June 30, 2007 and 2006 was approximately $46,000 and $7,000, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was approximately $61,000 and $14,000, respectively. Accumulated depreciation related to approximately $97,000 of assets under capital leases was approximately $11,000 at June 30, 2007.

5. Assets Acquired

On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”) who, subsequent to the execution of the Purchase Agreement, became an employee of the Company. This employee has been hired to expand the Company’s operations into Fresno, California. Customer contracts of approximately $109,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheet at June 30, 2007, net of accumulated amortization of approximately $109,000. The customer contracts were amortized over the period during which they were completed. Fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” and the customer listing valued at approximately $354,000 is included within “Customer list, net” in the accompanying condensed consolidated balance sheet at June 30, 2007, net of accumulated amortization of approximately $151,000 at June 30, 2007. The customer list is being amortized over an eighteen month period. Upon execution of the Purchase Agreement, the Seller received approximately $196,000 and during January 2007, received approximately $176,000 in the Company’s common stock, based upon the weighted average closing price of the shares. The $176,000 was settled in 54,621 shares of the Company’s common stock (see Note 9). The total assets purchased under the Purchase Agreement were approximately $500,000 which consisted of the customer contracts valued at approximately $109,000, fixed assets of approximately $37,000, and a customer list valued at approximately $354,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and a customer list. Additionally, under the terms of the Purchase Agreement, the Seller received cash of $77,000 during April 2007. If certain revenue milestone amounts are attained, the Seller may receive 29,481 and 27,143 shares of the Company’s common stock during 2007 and 2008, respectively. Additionally, per the terms of the Purchase Agreement, the Seller is entitled to receive 14,286 shares of the Company’s common stock on December 31, 2008, as long as the Seller remains employed by the Company at that time. The additional shares of the Company’s common stock that may be issued to the Seller based upon the Seller’s attainment of certain revenue milestone amounts will be treated as compensation expense and are limited to a maximum of 200,000 shares per the terms of the Purchase Agreement.

Concurrent with the execution of the Purchase Agreement, the Company entered into an employment agreement with the Seller which provides for, among other things, an annual base salary of $120,000 and expires December 31, 2008. There are automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party. Under the terms of the employment agreement, the Seller has also agreed not to compete with the Company in Fresno, California, in the solar installation business for one year upon termination of employment.

6. Acquisitions

On May 3, 2007, the Company purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for approximately $100,000 ($20,000 of which is payable by December 31, 2007 and is included within “Deferred purchase price payable” within the accompanying condensed consolidated balance sheet at June 30, 2007) and 100,000 shares of the Company’s common stock (see Note 9). Additionally, the Company assumed AEI vehicle loans and leases and also assumed an operating lease for AEI's offices located in Santa Rosa, California, which expires in September 2008 and provides for monthly rent payments of approximately $2,600. As per the terms of the Asset Purchase Agreement, the Company purchased fixed assets valued at approximately $102,000 and customer contracts valued at approximately $97,000. The Company recorded approximately $319,000 of goodwill acquired in connection with the AEI transaction. The Company assumed approximately $94,000 in vehicle loans and leases, which includes approximately $31,000 for a capital lease, and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Fixed assets purchased of approximately $102,000 are included within “Property and equipment, net” in the accompanying condensed consolidated balance sheet at June 30, 2007. Customer contracts of approximately $97,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheet at June 30, 2007, net of accumulated amortization of approximately $8,000. The customer contracts are being amortized over the period during which they are completed, which will range from 3-12 months from the purchase date of these contracts. Goodwill of approximately $319,000 is included within “Goodwill” in the accompanying condensed consolidated balance sheet at June 30, 2007.

Concurrent with the execution of the business combination under the Asset Purchase Agreement, the Company entered into a two-year employment agreement with one of the principal shareholders of AEI, as regional sales manager of its Santa Rosa, California office. The employment agreement provides for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals are achieved payable in shares of our common stock, and severance payments. This employment agreement expires on June 1, 2009. This Santa Rosa regional sales manager has also agreed not to compete with the Company in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California. As this transaction with AEI does not meet the significant asset test, pro forma financial information is not being provided within this Form 10-QSB.

7. Accrued liabilities

Accrued liabilities consist of the following:

	(Unaudited) June 30, 2007	December 31, 2006
Customer deposits	$438,008	$308,802
Accrued salaries and benefits	186,138	72,048
Accrued accounting and legal fees	60,200	35,200
Other accrued liabilities	333,993	206,134
	$1,018,339	$622,184

8. Credit facility

On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. On January 29, 2007, the Company entered into a Loan and Security Agreement with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to Prime minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008, at which time all amounts under the 2007 Credit Facility will become due and payable.

As of June 30, 2007, approximately $3.5 million was outstanding under the 2007 Credit Facility and no additional borrowing capacity was available at June 30, 2007. Interest on the outstanding balance under the 2007 Credit Facility is calculated on the prime rate (“Prime”) minus 0.5%. Interest was calculated based on Prime minus 0.5% (7.75%) at June 30, 2007. Under the 2007 Credit Facility, the Company can borrow against 80% of Eligible Accounts Receivable plus 50% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum loan amount of $7.5 million. As of June 30, 2007, 80% of the Company’s Eligible Accounts Receivable was approximately $1.8 million, and 50% of Inventory Availability was approximately $1.9 million. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility.

The Company is required to achieve certain performance objectives under its 2007 Credit Facility, based upon its forecasted results of operations. While management believes these objectives are reasonable, actual results may differ materially from those projected, which may adversely affect the Company’s ability to meet one or more of the financial covenants. If a violation of a financial covenant occurs, the Company is required to obtain a waiver letter from Comerica Bank. At June 30, 2007, the Company was in violation of a financial covenant and obtained the necessary waiver letter to be in compliance as of June 30, 2007.

9. Stockholders’ equity

The Company was incorporated in 2001 as a Subchapter S corporation. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. In addition, in connection with the reverse merger, the Company’s 1,000,000 outstanding warrants were exchanged for warrants of Fairview. The warrants to purchase 1,000,000 shares of the Company’s common stock were exercised and 1,000,000 shares of common stock were issued during 2006 at the exercise price of $0.01, for approximately $10,000. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of the Private Placement of 3,217,500 shares of the Company’s common stock at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 11). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.

During January 2007, 54,621 shares of the Company’s common stock were issued at a value of approximately $176,000 in accordance with the terms of the Purchase Agreement as described in Note 5. During March 2007, the Company issued 2,062,304 shares of common stock and raised approximately $4.1 million under a private placement offering (the “March 2007 Private Placement”). Placement agent fees and registration fees relating to the March 2007 Private Placement include warrants to purchase 79,976 shares of the Company’s common stock valued at $122,308 (see Note 11). During May 2007, 100,000 shares of the Company’s common stock were issued at a value of approximately $314,000 in accordance with the terms of the business combination under the Asset Purchase Agreement as described in Note 6. During June 2007, the Company issued 4,567,270 shares of common stock and raised approximately $12.6 million under a private placement offering (the “June 2007 Private Placement”). Placement agent fees and registration fees relating to the June 2007 Private Placement include warrants to purchase 385,964 shares of the Company’s common stock valued at $880,219 (see Note 11). Placement agent fees and registration fees relating to the March 2007 Private Placement and the June 2007 Private Placement include cash fees paid of approximately $1.0 million.

If the registration statements covering the March 2007 Private Placement and the June 2007 Private Placement cease for any reason to remain continuously effective for up to two years, or if the holders of the securities covered by the registration statements are otherwise not permitted to utilize the prospectus’ included in the registration statements to resell any securities covered by the registration statements for more than 15 consecutive calendar days or more than 20 calendar days during any 12-month period (which need not to be consecutive calendar days), then each investor in the March 2007 Private Placement and the June 2007 Private Placement will be entitled to liquidated damages equal to 1% of the aggregate subscription amount paid by that investor, and an additional 1% for each month of delinquency. In no event, however, will liquidated damages exceed 9% of the gross proceeds of the March 2007 Private Placement and the June 2007 Private Placement.

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

Restricted stock and stock options may be issued under the Stock Plan. The restriction period on the restricted shares granted shall generally expire at a rate of 25% a year over four years, unless decided otherwise by the Company’s Board of Directors. Upon the lapse of the restriction period, the grantee shall become entitled to receive a stock certificate evidencing the common shares, and the restrictions shall cease to exist. The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2007:

Number of Restricted Shares
Outstanding and not vested at January 1, 2007	354,622
Granted during 2007	429,123
Forfeited/cancelled during 2007	(47,932)
Released/vested during 2007	(70,560)
Outstanding and not vested at June 30, 2007	665,253

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The Company recognized stock-based compensation expense of approximately $271,000 during the six months ended June 30, 2007 relating to compensation expense calculated in accordance with SFAS No. 123 - revised 2004, “Share-Based Payment” (“SFAS 123R”) for restricted stock granted under the Stock Plan. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2007, there was approximately $1.4 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 3.2 years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the six months ended June 30, 2007, and therefore, there is no impact on the accompanying unaudited consolidated statements of cash flows.

11. Stock options and stock warrants

The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, which, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options have been granted under the 2001 Plan as of June 30, 2007.

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

During March 2007, the Company issued warrants to purchase 79,976 shares of the Company’s common stock at exercise prices ranging from $1.97 - $2.75 per share in connection with the March 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.5%, an expected life of three years, an expected volatility factor or 103.3% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $122,000.

In connection with the $4.1 million raised under the March 2007 Private Placement and the issuance of 2,062,304 shares of common stock to the investors, the Company also issued to the investors in the March 2007 Private Placement warrants to purchase 412,460 shares of the Company’s common stock, with exercise prices ranging from $2.75 - 3.00 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the March 2007 Private Placement was approximately $779,000. The total relative fair value of the common stock and the warrants issued to investors under the March 2007 Private Placement was approximately $4.7 million.

During June 2007, the Company issued warrants to purchase 385,964 shares of the Company’s common stock at exercise prices ranging from $2.75 - $3.95 per share in connection with the June 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.9%, an expected life of three years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $880,000.

In connection with the $12.6 million raised under the June 2007 Private Placement and the issuance of 4,567,270 shares of common stock to the investors, the Company also issued to the investors in the June 2007 Private Placement warrants to purchase 913,455 shares of the Company’s common stock, with an exercise price of $3.95 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the June 2007 Private Placement was approximately $2.4 million. The total relative fair value of the common stock and the warrants issued to investors under the June 2007 Private Placement was approximately $14.6 million.

During the six months ended June 30, 2007, warrants to purchase 101,522 shares of the Company’s common stock were exercised. Therefore, as of June 30, 2007, warrants to purchase 1,751,833 shares of the Company’s common stock were outstanding and exercisable.

12. Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2007, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss. The Company’s issued and outstanding common shares as of June 30, 2006 does not include the underlying shares exercisable relating to the issuance of 1,000,000 warrants outstanding at June 30, 2006, exercisable at $0.01 per share. In accordance with SFAS No. 128, “Earnings Per Share,” the Company has given effect to the issuance of these warrants in computing basic net income per share for the three and six months ended June 30, 2006. The warrants to purchase 1,000,000 shares of common stock were exercised and issued during the fourth quarter of 2006, and are therefore included in the Company’s issued and outstanding common shares as of June 30, 2007.

At June 30, 2007, warrants to purchase 1,751,833 shares of the Company’s common stock and 665,253 non-vested restricted shares, net of forfeitures, (see Note 10) are dilutive securities that may dilute future earnings per share.

The weighted-average number of common shares outstanding of 17,963,434 and 9,000,000 as of June 30, 2007 and 2006, respectively, used to calculate basic earnings per share include 1,000,000 contingently issuable warrants for shares of the Company’s common stock. Such warrants were exercised for 1,000,000 shares of common stock during the fourth quarter of 2006.

13. Related party transactions

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

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and six months ended June 30, 2007, there was no income tax expense or benefit for federal and state income taxes in the accompanying unaudited condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

15. Commitments and contingencies

Litigation

The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

Employment Agreements

The Company has an employment agreement with an employee which provides for an annual base salary of $120,000 and expires December 31, 2008. There are automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party. The Company has another employment agreement with an employee which provides for an annual base salary of $120,000 and expires June 1, 2009.

16. Subsequent events

During July 2007, warrants to purchase 126,660 shares of the Company’s common stock were exercised. During August 2007, the Company granted an aggregate of 48,000 shares of restricted common stock under the Stock Plan to an advisor for services provided to the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Cautionary Factors That May Affect Future Results

The following discussion and other parts of this Quarterly Report on Form 10-QSB concerning our future business, operating and financial condition, including but not limited to expectations regarding revenue growth, net sales, gross profit, operating expenses and performance objectives, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Quarterly Report. These statements are subject to risks and uncertainties that may cause our actual results to differ materially from those expectations. Risks that may effect our actual performance include the risks described under the caption “Risk Factors That May Affect Future Results and Market Price of our Stock” in this Report. Further information on potential risk factors that could affect our future business and financial results can be found in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update any of these forward-looking statements.

Company Overview

Akeena Solar is a leading designer and integrator of solar power systems. We market, sell, design and install systems for residential and small commercial customers. We currently service customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission and the New Jersey Clean Energy Program, over the past three years Akeena Solar has been one of the largest national integrators of residential and small commercial solar power systems in the United States. To date, we have installed over 800 solar power systems.

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” Our offices are located in Los Gatos, Fresno (Clovis), Orange County, Bakersfield, Manteca and Santa Rosa, California, as well as Fairfield, New Jersey. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our California offices and at our Fairfield, New Jersey facility.

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

On May 3, 2007, Akeena Corp., our wholly-owned subsidiary, purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to a business combination under an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for $100,000 cash ($20,000 of which is payable by December 31, 2007), 100,000 shares of our common stock, and the assumption of three vehicle leases and an operating lease for

AEI’s offices located in Santa Rosa, California, which expires in September 2008 and provides for monthly rent payments of approximately $2,600. Concurrent with the execution of the business combination under the Asset Purchase Agreement, Akeena Corp. entered into a two-year employment agreement with Christopher Frye, as regional sales manager of its Santa Rosa, California office. The employment agreement provides for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals are achieved payable in shares of the Company’s common stock, and severance payments. Mr. Frye has also agreed not to compete with us in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Net sales	$7,510,861	100.0%	$2,812,424	100.0%	$13,803,291	100.0%	$5,302,597	100.0%
Cost of sales	5,741,097	76.4%	2,097,742	74.6%	10,533,961	76.3%	4,019,539	75.8%
Gross profit	1,769,764	23.6%	714,682	25.4%	3,269,330	23.7%	1,283,058	24.2%
Operating expenses:
Sales and marketing	1,314,285	17.5%	289,613	10.3%	2,082,416	15.0%	441,113	8.3%
General and administrative	2,358,374	31.4%	659,702	23.4%	3,996,235	29.0%	1,043,917	19.7%
Total operating expenses	3,672,659	48.9%	949,315	33.7%	6,078,651	44.0%	1,485,030	28.0%
Loss from operations	(1,902,895)	(25.3)%	(234,633)	(8.3)%	(2,809,321)	(20.3)%	(201,972)	(3.8)%
Other income (expense):
Interest income (expense), net	(21,417)	(0.3)%	(13,164)	(0.5)%	(48,395)	(0.4)%	(26,195)	(0.5)%
Total other income (expense)	(21,417)	(0.3)%	(13,164)	(0.5)%	(48,395)	(0.4)%	(26,195)	(0.5)%
Loss before provision for income taxes	(1,924,312)	(25.6)%	(247,797)	(8.8)%	(2,857,716)	(20.7)%	(228,167)	(4.3)%
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Net loss	$(1,924,312)	(25.6)%	$(247,797)	(8.8)%	$(2,857,716)	(20.7)%	$(228,167)	(4.3)%

Three Months Ended June 30, 2007 as compared to Three Months Ended June 30, 2006

     Net sales

     Net sales totaled $7.5 million for the three months ended June 30, 2007, as compared to $2.8 million for the same period in 2006, or an increase of 167.1%. The increase was due to a higher volume of both residential and commercial installations for the three months ended June 30, 2007 as compared to 2006. The increased volume reflects both the widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installations during 2007. At June 30, 2007, we were operating six offices in California and one office in New Jersey, as compared to just one office in California and one office in New Jersey at June 30, 2006.

     Cost of sales

     Cost of sales, including all installation expenses, during the three months ended June 30, 2007 was 76.4% of net sales, as compared to 74.6% in 2006. This is the result of higher equipment costs during the three months ended June 30, 2007 as compared to the same period of the prior year, offset by better absorption of engineering and semi-fixed installation expenses. Gross profit for the three months ended June 30, 2007 was 23.6% of net sales, as compared to 25.4% in 2006.

     Sales and marketing expenses

     Sales and marketing expenses for the three months ended June 30, 2007 were 17.5% of net sales as compared to 10.3% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $1.3 million for the three months ended June 30, 2007 as compared to approximately $290,000 for the same period in 2006. This increase is mainly due to higher sales commissions and higher sales and marketing payroll and employee benefits expenses during the second quarter of 2007. We employed an additional 28 sales and marketing employees as of June 30, 2007, as compared to June 30, 2006. In addition, we incurred increased advertising, public relations and internet marketing expenditures, as well as additional trade shows and conferences expenditures during the three months ended June 30, 2007 as compared to the same period of the prior year.

General and administrative expenses

General and administrative expenses for the quarter ended June 30, 2007 were 31.4% of net sales as compared to 23.4% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $2.4 million for the three months ended June 30, 2007 compared to approximately $660,000 for the three months ended June 30, 2006. We employed an additional 39 general and administrative employees as of June 30, 2007 as compared to June 30, 2006. Additionally, we incurred stock-based compensation expense relating to restricted stock granted under our 2006 Stock Incentive Plan during the three months ended June 30, 2007, which was an incremental cost as compared to the same period of the prior year.

Interest expense

A credit line of $7.5 million is available to us under our credit facility with Comerica Bank (the “2007 Credit Facility”), as evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and amended on June 26, 2007. Interest expense was approximately $21,000 for the three months ended June 30, 2007 and this related primarily to our 2007 Credit Facility, including credit facility loan fees of approximately $2,000. Interest expense was approximately $13,000 during the same period in 2006, which related primarily to our previous credit facility with Citibank (West) FSB.

Income taxes

During the three months ended June 30, 2007, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset. The Company did not record a provision for income taxes for the three months ended June 30, 2006, as the Company was a Subchapter S corporation until June 2006, and any taxable income or loss of the S corporation is included within the stockholder’s income for federal and state income tax purposes through June 2006.

Six Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006

Net sales

Net sales totaled $13.8 million for the six months ended June 30, 2007, as compared to $5.3 million for the same period in 2006, or an increase of 160.3%. The increase was due to a higher volume of both residential and commercial installations for the six months ended June 30, 2007 as compared to 2006. The increased volume reflects both the widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installations during 2007. At June 30, 2007, we were operating six offices in California and one office in New Jersey, as compared to just one office in California and one office in New Jersey at June 30, 2006.

Cost of sales

Cost of sales, including all installation expenses, during the six months ended June 30, 2007 was 76.3% of net sales, as compared to 75.8% in 2006. This is the result of higher equipment costs during the six months ended June 30, 2007 as compared to the same period of the prior year, offset by better absorption of engineering and semi-fixed installation expenses. Gross profit for the six months ended June 30, 2007 was 23.7% of net sales, as compared to 24.2% in 2006.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2007 were 15.0% of net sales as compared to 8.3% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $2.1 million for the six months ended June 30, 2007 as compared to approximately $441,000 for the same period in 2006. This increase is mainly due to higher sales commissions and higher sales and marketing payroll and employee benefits expenses during 2007. We employed an additional 28 sales and marketing employees during the six months ended June 30, 2007 as compared to the same period of the prior year. In addition, we incurred increased advertising, public relations and internet marketing expenditures, as well as additional trade shows and conferences expenditures during the six months ended June 30, 2007 as compared to the same period of the prior year.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2007 were 29.0% of net sales as compared to 19.7% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $4.0 million for the six months ended June 30, 2007 compared to approximately $1.0 million for the six months ended June 30, 2006. General and administrative expenses for legal, accounting and other professional services increased approximately $485,000 due primarily to costs associated with the additional costs incurred during 2007 as a result of being a public company. We also employed an additional 39 general and administrative employees during the six months ended June 30, 2007 as compared to the same period of the prior year. Additionally, we incurred stock-based compensation expense relating to restricted stock granted under our 2006 Stock Incentive Plan during the six months ended June 30, 2007, which was an incremental cost as compared to the same period of the prior year.

Interest expense

Interest expense was approximately $48,000 for the six months ended June 30, 2007 and this related primarily to our 2007 Credit Facility, including credit facility loan fees of approximately $2,000. Interest expense was approximately $26,000 for the six months ended June 30, 2006, which related primarily to our previous credit facility with Citibank (West) FSB.

Income taxes

During the six months ended June 30, 2007, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset. The Company did not record a provision for income taxes for the six months ended June 30, 2006, as the Company was a Subchapter S corporation until June 2006, and any taxable income or loss of the S corporation is included within the stockholder’s income for federal and state income tax purposes through June 2006.

Liquidity and capital resources

Prior to the Merger, we funded our operations through our credit facility with Citibank (West) FSB and cash provided by operating activities.

In connection with the Merger, we completed the closing of a private placement of our common stock in which we sold an aggregate of 128.7 units to accredited investors (the “Private Placement”). Each unit consisted of 25,000 shares of our common stock. As a result of the Private Placement, we issued a total of 3,217,500 shares of our common stock. Some units were offered by Westminster Securities Corporation, pursuant to the terms of a placement agent agreement dated July 21, 2006. The placement agent received (i) a cash fee of $61,500 (representing 6% of the gross proceeds of the units sold by it in the Private Placement) and (ii) three-year warrants to purchase an aggregate of 61,500 shares of our common stock (representing 6% of the shares sold by it in the Private Placement) at an exercise price of $1.00 per share. We realized gross proceeds of approximately $3.2 million from the Private Placement before commissions and expenses.

On December 19, 2006, we issued a master revolving note between us and Comerica Bank (the “Master Revolving Note”, or the “2006 Credit Facility”) to replace our previous credit facility with Citibank (West) FSB dated August 31, 2005. On January 29, 2007, we replaced the 2006 Credit Facility with the 2007 Credit Facility. Using proceeds from the 2007 Credit Facility, we satisfied all of our outstanding obligations under the Master Revolving Note resulting in the termination of the Master Revolving Note and related security agreement. The guaranty to Comerica Bank executed on December 19, 2006 by Barry Cinnamon, our President and Chief Executive Officer, in connection with the Master Revolving Note (the “Guaranty”), is no longer in effect with respect to our obligations under the 2007 Credit Facility.

The 2007 Credit Facility is evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and amended on June 26, 2007 (the “Security Agreement”). Borrowings under the 2007 Credit Facility bear interest at prime minus 0.5%, payable on the first of each month. The 2007 Credit Facility matures on August 1, 2008, at which time all outstanding amounts will become due and payable. The Security Agreement grants Comerica Bank a first priority security interest in all of our assets, now owned or later acquired, to secure timely repayment of the 2007 Credit Facility. As of June 30, 2007, approximately $3.5 million was outstanding under the 2007 Credit Facility. Interest on the outstanding balance under the 2007 Credit Facility was calculated based on Prime minus 0.5% (7.75%) at June 30, 2007. The Company is required to achieve certain performance objectives under its 2007 Credit Facility, based upon its forecasted results of operations. While we believe these objectives are reasonable, actual results may differ materially from those projected, which may adversely affect our ability to meet one or more of our financial covenants. If a violation of a financial covenant occurs, we are required to obtain a waiver letter from Comerica Bank. At June 30, 2007, the Company was in violation of a financial covenant and obtained the necessary waiver letter to be in compliance as of June 30, 2007.

On March 8, 2007, we closed a private placement offering to accredited investors (the “March 2007 Private Placement”) in which we realized gross proceeds of approximately $4.1 million, before commissions and expenses. In connection with the March 2007 Private Placement closing, we issued to investors an aggregate of 2,062,304 shares of common stock and (i) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $2.75 per share, and (ii) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $3.00 per share. Empire Financial Group, Inc. acted as placement agent with respect to the offering and received (i) a cash fee of $124,250 and (ii) a three-year warrant to purchase 53,250 shares of common stock at an exercise price of $2.75 per share. The Westly Group acted as a finder with respect to the offering and received (i) a cash fee of $35,000 and (ii) a three-year warrant to purchase 15,000 shares of common stock at an exercise price of $2.75 per share. Westminster Securities Corporation also received a finder’s fee of $21,000 and a three-year warrant to purchase 11,726 shares of common stock at an exercise price of $1.97 per share. On April 6, 2007 we filed a registration statement with the SEC covering the shares of common stock issued in the March 2007 Private Placement and the shares of common stock issuable upon exercise of the warrants issued in the March 2007 Private Placement. Such registration statement became effective on April 16, 2007. If such registration statement ceases for any reason to remain continuously effective for up to two years, or if the holders of the securities covered by the registration statement are otherwise not permitted to utilize the prospectus included in the registration statement to resell any securities covered by the registration statement for more than 15 consecutive calendar days or more than 20 calendar days during any 12-month period (which need not to be consecutive calendar days), then each investor in the March 2007 Private Placement will be entitled to liquidated damages equal to 1% of the aggregate subscription amount paid by that investor in the March 2007 Private Placement, and an additional 1% for each month of delinquency. In no event, however, will liquidated damages exceed 9% of the gross proceeds of the March 2007 Private Placement.

On June 4, 2007, we closed a private placement offering to accredited investors (the “June 2007 Private Placement”) in which we realized gross proceeds of approximately $12.6 million, before commissions and expenses. In connection with the closing of the June 2007 Private Placement, we issued to investors an aggregate of 4,567,270 shares of common stock and three-year warrants to purchase 913,455 shares of common stock with an exercise price of $3.95 per share. Empire Financial Group, Inc. acted as placement agent with respect to the June 2007 Private Placement and received (i) a cash fee of $633,850 and (ii) a three-year warrant to purchase 376,800 shares of common stock at an exercise price of $3.95 per share. Westminster Securities Corporation also received a finder's fee of $21,000 and a three-year warrant to purchase 9,164 shares of common stock at an exercise price of $2.75 per share. On July 3, 2007, we filed a registration statement with the SEC covering the shares of common stock sold in the June 2007 Private Placement and shares of common stock underlying the warrants issued in the June 2007 Private Placement. Such registration statement was declared effective on July 24, 2007. If such registration statement ceases for any reason to remain continuously effective for up to two years, or the holders of the securities covered by the registration statement are otherwise not permitted to utilize the prospectus included in the registration statement to resell any securities covered by the registration statement for more than 15 consecutive calendar days or more than 20 calendar days during any 12-month period (which need not to be consecutive calendar days), then each investor in the June 2007 Private Placement will be entitled to liquidated damages equal to 1% of the aggregate subscription amount paid by that investor in the June 2007 Private Placement, and an additional 1% for each month of delinquency. In no event, however, will liquidated damages exceed 9% of the gross proceeds of the June 2007 Private Placement.

Cash paid for placement agent fees and finders fees for the March 2007 Private Placement were $180,250. Cash paid for placement agent fees and finders fees for the June 2007 Private Placement were $654,850. Cash paid for other direct professional and registration fees incurred relating to the March 2007 Private Placement and the June 2007 Private Placement were $192,643.

    Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of June 30, 2007 we had approximately $14.1 million in cash on hand and no additional borrowing capacity was available under our 2007 Credit Facility at June 30, 2007.

    Cash flows used in operating activities were approximately $(5.3) million and approximately $(196,000) for the six months ended June 30, 2007 and 2006, respectively. Large purchases of solar panel inventory occurred during the first six months of 2007 in preparation for installation on various residential and commercial jobs, in addition to an increase in our overall accounts receivable balances. Similarly, accounts payable rose in response to the increase in inventory purchases as a result of the increase in overall revenue levels. We believe a high level of inventory is a significant benefit in our industry. Panels may be difficult to procure and are generally immediately fungible.

    Cash flows used in investing activities were approximately $(899,000) and $0, respectively, for the six months ended June 30, 2007 and 2006. During the six months ended June 30, 2007, we acquired vehicles, office equipment, office furniture and other fixed assets primarily for our new corporate office location and for our most recently added Fresno, Orange County, Bakersfield, Manteca and Santa Rosa office locations.

     Cash flows provided by (used in) financing activities were approximately $19.3 million and approximately $(23,000), respectively, for the six months ended June 30, 2007 and 2006. During the six months ended June 30, 2007, we raised proceeds of approximately $16.6 million, before cash paid for placement agent fees and registration fees of approximately $(1.0) million, from the issuance of our common stock under two private placements. In addition, we borrowed approximately $3.0 million under our 2007 Credit Facility during the six months ended June 30, 2007.

Contractual obligations as of June 30, 2007

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,073,014	$351,145	$671,171	$50,698	$—
Capital leases	78,705	20,335	57,188	1,182	—
	$1,151,719	$371,480	$728,359	$51,880	$—

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK

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

As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts in our current or other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. Most recently we commenced operations at our Bakersfield, Manteca and Santa Rosa offices in California. We recently commenced operations in Fresno, California, through the purchase of customer contracts, and additionally, we opened an office in Orange County, California. We currently intend to seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses/contracts or successfully integrate acquired businesses/contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:

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

Our obligations under the 2007 loan and security agreement with Comerica Bank are secured by all of our assets. (See “Management’s Discussion and Analysis or Plan of Operation — Liquidity and Capital Resources”). If we default under the credit facility we could be required to repay all of our borrowings thereunder. In addition, Comerica could foreclose its security interest and liquidate some or all of our assets, which could cause us to cease operations.

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

Our Chief Executive Officer, Barry Cinnamon, beneficially owns a significant number of shares of our common stock, which will have an impact on all major decisions on which our stockholders may vote and which may discourage an acquisition of the Company.

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 34.0% of our outstanding common stock. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon will have the ability to significantly impact virtually all corporate actions requiring stockholder approval, vote, including the following actions:

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

Item 3. CONTROLS AND PROCEDURES

Remediation Plan for Previously Identified Material Weaknesses

During the process of preparing our Annual Report on Form 10-KSB for the year ended December 31, 2006, our management identified the following material weaknesses as of December 31, 2006. The material weakness was an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial and reporting process.

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

•
We have developed policies and procedures to monitor and track sales bookings and installations by product, date of sale and customer. Installation performance logs, identifying key product and installation type information, are now maintained and analyzed by management on a monthly basis.

•
We have developed policies and procedures regarding installations to monitor when the risk of ownership of our products and services is transferred to our customers. Monthly sales at the end of each period along with installation completion documents are analyzed by management to determine whether the risk of ownership has been transferred to the customer and revenue has been appropriately recognized.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the end of the quarterly period covered by this report. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures.

Because of the material weaknesses described above and in Item 8A of our Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the SEC on March 29, 2007, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed above and in our Annual Report on Form 10-KSB for the year ended December 31, 2006, our management has concluded that the financial statements included in this Form 10-QSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the three month period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during that quarter.

Item 3A(T). CONTROLS AND PROCEDURES.

Reference is made to the disclosures above in Item 3. Controls and Procedures.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we issued the following unregistered equity securities.

1.
In June 2007 we raised approximately $12.6 million under a private placement offering, by issuing (i) 4,567,270 shares of common stock and (ii) three-year warrants to purchase 913,455 shares of our common stock. Reference is made to the disclosures made in Current Report on Form 8-K filed on June 8, 2007 with respect to the June 2007 Private Placement. Subsequent to the period covered by this Quarterly Report, we filed a registration statement covering the shares of common stock sold in the June 2007 Private Placement and the shares of common stock underlying the warrants issued in connection with the June 2007 Private Placement. Such registration statement was declared effective on July 24, 2007.

2.
On May 3, 2007, we purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc., a California corporation, pursuant to an asset purchase agreement with Alternative Energy, Inc. and its principal shareholders for approximately $100,000 and 100,000 shares of our common stock. This transaction did not involve any underwriters, underwriting discounts or commissions. Because the issuance of 100,000 shares of our common stock was to a limited number of individuals who were stockholders of Alternative Energy, Inc., we believe that this issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

3.
On April 27, 2007 and June 21, 2007, we issued an aggregate of 349,671 shares of our restricted common stock under our Stock Plan to certain of our employees and advisors. The securities were not sold for cash and were issued to persons who had provided services to us. These restricted stock issuances did not involve any underwriters, underwriting discounts or commissions. Because each recipient of the restricted common stock is or was an employee or other service provider to the Company, we believe that each issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit
Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, dated August 11, 2006)

10.1
First Modification to Loan and Security Agreement, dated June 26, 2007, between Akeena Solar, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 2, 2007)

10.2
Securities Purchase Agreement, among the Company and the purchasers signatory thereto, dated as of May 25, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 8, 2007)

10.3
Registration Rights Agreement, among the Company and the purchasers signatory thereto, dated as of May 25, 2007 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 8, 2007)

10.4	Form of Warrant to Purchase Common Stock at $3.95 per share (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 8, 2007)

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2007	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2007	/s/ David “Lad” Wallace
David “Lad” Wallace
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, dated August 11, 2006)

10.1
First Modification to Loan and Security Agreement, dated June 26, 2007, between Akeena Solar, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated July 2, 2007)

10.2
Securities Purchase Agreement, among the Company and the purchasers signatory thereto, dated as of May 25, 2007 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated June 8, 2007)

10.3
Registration Rights Agreement, among the Company and the purchasers signatory thereto, dated as of May 25, 2007 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated June 8, 2007)

10.4	Form of Warrant to Purchase Common Stock at $3.95 per share (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 8, 2007)

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002