Form 10QSB
period 2007-09-30
Akeena Solar, Inc.
filed 2007-11-13
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Exchange Act

For the quarterly period ended September 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from           to

Commission File Number 333-130906

AKEENA SOLAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16005 Los Gatos Boulevard, Los Gatos, CA 95032
(Address of principal executive offices)

(408) 402-9400
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

As of November 8, 2007, 27,891,478 shares of the issuer’s common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006

Assets
Current assets
Cash and cash equivalents	$11,478,394	$992,376
Accounts receivable, net	6,617,036	3,434,569
Other receivables	264,834	5,000
Inventory	6,636,884	1,791,816
Prepaid expenses and other current assets, net	1,613,534	833,192
Total current assets	26,610,682	7,056,953
Property and equipment, net	1,345,266	194,867
Due from related party	22,225	21,825
Customer list, net	143,729	230,988
Goodwill	318,500	—
Other assets	137,480	24,751
Total assets	$28,577,882	$7,529,384

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,077,400	$2,053,567
Customer rebate payable	609,342	1,196,363
Accrued liabilities	1,707,102	622,184
Accrued warranty	576,760	508,655
Common stock issuable	—	175,568
Deferred purchase price payable	20,000	—
Deferred revenue	973,051	981,454
Credit facility	4,748,964	500,000
Current portion of capital lease obligations	16,461	12,205
Current portion of long-term debt	136,048	17,307
Total current liabilities	14,865,128	6,067,303

Capital lease obligations, less current portion	37,023	42,678
Long-term debt, less current portion	435,341	28,673
Total liabilities	15,337,492	6,138,654

Commitments, contingencies and subsequent events (Notes 16 and 17)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,383,104 and 15,877,751 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	23,383	15,878
Additional paid-in capital	21,378,969	2,955,926
Accumulated deficit	(8,161,962)	(1,581,074)
Total stockholders’ equity	13,240,390	1,390,730
Total liabilities and stockholders’ equity	$28,577,882	$7,529,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$8,088,320	$3,599,957	$21,891,611	$8,902,554
Cost of sales	6,392,850	2,709,642	16,926,811	6,729,181
Gross profit	1,695,470	890,315	4,964,800	2,173,373
Operating expenses
Sales and marketing	1,793,616	386,362	3,876,032	827,475
General and administrative	3,593,406	882,177	7,589,641	1,926,094
Total operating expenses	5,387,022	1,268,539	11,465,673	2,753,569
Loss from operations	(3,691,552)	(378,224)	(6,500,873)	(580,196)
Other income (expense)
Interest income (expense), net	(31,620)	(17,348)	(80,015)	(43,543)
Total other income (expense)	(31,620)	(17,348)	(80,015)	(43,543)
Loss before provision for income taxes	(3,723,172)	(395,572)	(6,580,888)	(623,739)
Provision for income taxes	—	—	—	—
Net loss	$(3,723,172)	$(395,572)	$(6,580,888)	$(623,739)

Loss per common and common equivalent share:
Basic	$(0.16)	$(0.04)	$(0.33)	$(0.06)
Diluted	$(0.16)	$(0.04)	$(0.33)	$(0.06)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	22,995,430	10,808,781	19,652,136	9,614,447
Diluted	22,995,430	10,808,781	19,652,136	9,614,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2007	15,877,751	$15,878	$2,955,926	$(1,581,074)	$1,390,730
Proceeds from issuance of common stock at $1.97 under private placement, $0.001 par value	2,062,304	2,062	4,060,677	—	4,062,739
Proceeds from issuance of common stock at $2.75 under private placement, $0.001 par value	4,567,270	4,567	12,555,426	—	12,559,993
Total placement agent fees and registration fees	—	—	(2,046,550)	—	(2,046,550)
Warrants issued to placement agent and warrants issued for finders fees	—	—	1,002,527	—	1,002,527
Issuance of common shares at $3.21, as per an account purchase agreement, $0.001 par value	54,621	55	175,513	—	175,568
Issuance of common shares at $3.14, as per an asset purchase agreement, $0.001 par value	100,000	100	313,900	—	314,000
Exercise of warrants for common shares, $0.001 par value	452,957	453	1,339,917	—	1,340,370
Release of restricted common shares and stock-based compensation expense	268,201	268	1,021,633	—	1,021,901
Net loss	—	—	—	(6,580,888)	(6,580,888)
Balance at September 30, 2007	23,383,104	$23,383	$21,378,969	$(8,161,962)	$13,240,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(6,580,888)	$(623,739)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	124,017	22,889
Amortization of customer list and customer contracts	226,563	—
Bad debt expense	15,829	11,161
Loss on disposal of property and equipment	1,388	—
Non-cash stock-based compensation expense	1,021,901	9,064
Changes in assets and liabilities:
Accounts receivable	(3,198,296)	(915,282)
Other receivables	(259,834)	—
Inventory	(4,845,068)	(950,865)
Prepaid expenses and other current assets	(745,646)	51,734
Other assets	(112,729)	(42,745)
Accounts payable	4,023,833	(284,931)
Customer rebate payable	(587,021)	542,618
Accrued liabilities and accrued warranty	1,144,023	593,071
Deferred revenue	(8,403)	2,201
Net cash used in operating activities	(9,780,331)	(1,584,824)
Cash flows from investing activities
Acquisition of property and equipment	(1,175,733)	(70,051)
Acquisition of customer list	(77,000)	(101,618)
Cash acquired in reverse merger transaction	—	16,871
Increase in amount due from related party	(400)	(800)
Acquisition of Alternative Energy, Inc.	(80,000)	—
Net cash used in investing activities	(1,333,133)	(155,598)
Cash flows from financing activities
Borrowing on long-term debt	519,197	21,084
Repayment of long-term debt	(55,322)	(12,809)
Borrowings on line of credit, net of repayments	4,248,964	—
Distributions to stockholder	—	(11,000)
Payment of capital lease obligations	(32,436)	(315)
Issuance of common stock under private placement	16,622,732	3,217,500
Proceeds from exercise of warrants	1,340,370	—
Payment of placement agent fees and registration fees	(1,044,023)	(61,500)
Net cash provided by financing activities	21,599,482	3,152,960
Net increase in cash and cash equivalents	10,486,018	1,412,538
Cash and cash equivalents
Beginning of period	992,376	270,046
End of period	$11,478,394	$1,682,584
Supplemental cash flows disclosures:
Cash paid during the period for interest	$76,741	$39,615

Non-cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finders fees	$1,002,527	$70,039
Non-cash acquisition of customer list, loan payable in January 2007	$—	$175,568
Issuance of common stock under an account purchase agreement	$175,568	$—
Issuance of common stock for purchase of net assets under an asset purchase agreement	$314,000	$—
Assets acquired under capital lease	$31,037	$34,538
Vehicle loans assumed under asset purchase agreement	$61,534	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

1.  Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2006 and 2005 appearing in the Company’s Form 10-KSB. The September 30, 2007 unaudited interim consolidated financial statements on Form 10-QSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Akeena Solar, Inc. was incorporated in February 2001 as a Subchapter S corporation in the State of California. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of a private placement of 3,217,500 shares of the Company’s common stock (the “Merger Private Placement”) at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 12). Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.

Description of Business

The Company is engaged in a single business segment, the design and installation of solar panel power systems to residential and commercial markets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC (Federal Deposit Insurance Corporation) insurance limits. The Company has not experienced any losses on these investments.

Manufacturer and installation warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters have a warranty period range of 5 - 25 years. The Company assists the customer in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company provides for 5-year and 10-year warranties, depending on the local rebate requirements, covering the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The Company records a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for the installation warranty is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The provision for installation warranty consists of the following:
	(Unaudited) September 30, 2007	December 31, 2006

Balance at beginning of period	$508,655	$304,188
Net provision charged to warranty expense	68,105	204,467
Balance at end of period	$576,760	$508,655

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

3.  Accounts Receivable

Accounts receivable consists of the following:

	(Unaudited) September 30, 2007	December 31, 2006

State rebates receivable	$4,154,303	$1,746,975
Trade accounts	2,471,008	1,671,237
Rebate receivable assigned to vendor	30,136	44,939
Other accounts receivable	21,000	15,000
Less: Allowance for doubtful accounts	(59,411)	(43,582)
	$6,617,036	$3,434,569

4.  Property and equipment, net

Property and equipment, net consist of the following:
	(Unaudited) September 30, 2007	December 31, 2006

Vehicles	$942,635	$272,785
Office equipment	327,093	4,089
Leasehold improvements	224,247	4,013
Furniture and fixtures	74,191	13,284
	1,568,166	294,171
Less: Accumulated depreciation and amortization	(222,900)	(99,304)
	$1,345,266	$194,867

Depreciation expense for the three months ended September 30, 2007 and 2006 was approximately $63,000 and $9,000, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was approximately $124,000 and $23,000, respectively. Accumulated depreciation related to approximately $97,000 of assets under capital leases was approximately $14,000 at September 30, 2007.

5.  Assets Acquired

On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”) who, subsequent to the execution of the Purchase Agreement, became an employee of the Company. This employee has been hired to expand the Company’s operations into Fresno, California. Customer contracts of approximately $109,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheet at September 30, 2007, net of accumulated amortization of approximately $109,000. The customer contracts were amortized over the period during which they were completed. Fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” and the customer listing valued at approximately $354,000 is included within “Customer list, net” in the accompanying condensed consolidated balance sheet at September 30, 2007, net of accumulated amortization of approximately $210,000 at September 30, 2007. The customer list is being amortized over an eighteen month period. Upon execution of the Purchase Agreement, the Seller received approximately $196,000 and during January 2007, received approximately $176,000 in the Company’s common stock, based upon the weighted average closing price of the shares. The $176,000 was settled in 54,621 shares of the Company’s common stock (see Note 9). The total assets purchased under the Purchase Agreement were approximately $500,000 which consisted of the customer contracts valued at approximately $109,000, fixed assets of approximately $37,000, and a customer list valued at approximately $354,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and a customer list. Additionally, under the terms of the Purchase Agreement, the Seller received cash of $77,000 during April 2007. If certain revenue milestone amounts are attained, the Seller may receive 29,481 and 27,143 shares of the Company’s common stock during 2007 and 2008, respectively. Additionally, per the terms of the Purchase Agreement, the Seller is entitled to receive 14,286 shares of the Company’s common stock on December 31, 2008, as long as the Seller remains employed by the Company at that time. The additional shares of the Company’s common stock that may be issued to the Seller based upon the Seller’s attainment of certain revenue milestone amounts will be treated as compensation expense and are limited to a maximum of 200,000 shares per the terms of the Purchase Agreement.

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

6.  Acquisitions

On May 3, 2007, the Company purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for approximately $100,000 ($20,000 of which is payable by December 31, 2007 and is included within “Deferred purchase price payable” within the accompanying condensed consolidated balance sheet at September 30, 2007) and 100,000 shares of the Company’s common stock (see Note 9).

The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination pursuant to SFAS No. 141, “Business Combinations.” The Company assumed AEI vehicle loans and leases and also assumed an operating lease for AEI’s offices located in Santa Rosa, California, which expires in September 2008 and provides for monthly rent payments of approximately $2,600. As per the terms of the Asset Purchase Agreement, the Company purchased fixed assets valued at approximately $102,000 and customer contracts valued at approximately $97,000. The Company recorded approximately $319,000 of goodwill acquired in connection with the AEI transaction. The Company assumed approximately $94,000 in vehicle loans and leases, which includes approximately $31,000 for a capital lease, and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Fixed assets purchased of approximately $102,000 are included within “Property and equipment, net” in the accompanying condensed consolidated balance sheet at September 30, 2007. Customer contracts of approximately $97,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheet at September 30, 2007, net of accumulated amortization of approximately $8,000. The customer contracts are being amortized over the period during which they are completed, which will range from 3-12 months from the purchase date of these contracts. Goodwill of approximately $319,000 is included within “Goodwill” in the accompanying condensed consolidated balance sheet at September 30, 2007.

Concurrent with the execution of the business combination under the Asset Purchase Agreement, the Company entered into a two-year employment agreement with one of the principal shareholders of AEI, as regional sales manager of its Santa Rosa, California office. The employment agreement, which expires on June 1, 2009, provides for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals are achieved payable in shares of our common stock and severance payments. This Santa Rosa regional sales manager has also agreed not to compete with the Company in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California. As this transaction with AEI does not meet the significant asset test, pro forma financial information is not being provided within this Form 10-QSB.

7.  Accrued liabilities

Accrued liabilities consist of the following:
	(Unaudited) September 30, 2007	December 31, 2006

Customer deposits	$306,097	$308,802
Accrued salaries, wages and benefits	990,445	72,048
Accrued accounting and legal fees	115,000	35,200
Other accrued liabilities	295,560	206,134
	$1,707,102	$622,184

8.  Credit facility

On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. On January 29, 2007, the Company entered into a Loan and Security Agreement with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to the prime rate (“Prime”) minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008, at which time all amounts under the 2007 Credit Facility will become due and payable.

As of September 30, 2007, approximately $4.7 million was outstanding under the 2007 Credit Facility and approximately $212,000 in additional borrowing capacity was available at September 30, 2007. Interest was calculated based on Prime minus 0.5% (7.25%) at September 30, 2007. Under the 2007 Credit Facility, the Company can borrow against 80% of Eligible Accounts Receivable plus 50% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum loan amount of $7.5 million. As of September 30, 2007, 80% of the Company’s Eligible Accounts Receivable was approximately $1.7 million, and 50% of Inventory Availability was approximately $3.3 million. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility.

The Company is required to achieve certain performance objectives under its 2007 Credit Facility, based upon its forecasted results of operations. While management believes these objectives are reasonable, actual results may differ materially from those projected, which may adversely affect the Company’s ability to meet one or more of the financial covenants. If a violation of a financial covenant occurs, the Company is required to obtain a waiver letter from Comerica Bank. At September 30, 2007, the Company was in violation of a financial covenant and obtained the necessary waiver letter to be in compliance as of September 30, 2007.

9.  Stockholders’ equity

The Company was incorporated in 2001 as a Subchapter S corporation. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. In addition, in connection with the reverse merger, the Company’s 1,000,000 outstanding warrants were exchanged for warrants of Fairview. The warrants to purchase 1,000,000 shares of the Company’s common stock were exercised and 1,000,000 shares of common stock were issued during 2006 at the exercise price of $0.01, for approximately $10,000. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of the Private Placement of 3,217,500 shares of the Company’s common stock at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 12). Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.

During January 2007, 54,621 shares of the Company’s common stock were issued at a value of approximately $176,000 in accordance with the terms of the Purchase Agreement as described in Note 5. During March 2007, the Company issued 2,062,304 shares of common stock and raised approximately $4.1 million under a private placement offering (the “March 2007 Private Placement”). Placement agent fees and registration fees relating to the March 2007 Private Placement include warrants to purchase 79,976 shares of the Company’s common stock valued at $122,308 (see Note 12). During May 2007, 100,000 shares of the Company’s common stock were issued at a value of approximately $314,000 in accordance with the terms of the business combination under the Asset Purchase Agreement as described in Note 6. During June 2007, the Company issued 4,567,270 shares of common stock and raised approximately $12.6 million under a private placement offering (the “June 2007 Private Placement”). Placement agent fees and registration fees relating to the June 2007 Private Placement include warrants to purchase 385,964 shares of the Company’s common stock valued at $880,219 (see Note 12). Placement agent fees and registration fees relating to the March 2007 Private Placement and the June 2007 Private Placement include cash fees paid of approximately $1.0 million.

If the registration statements covering the March 2007 Private Placement and the June 2007 Private Placement cease for any reason to remain continuously effective for up to two years, or if the holders of the securities covered by the registration statements are otherwise not permitted to utilize the prospectus’ included in the registration statements to resell any securities covered by the registration statements for more than 15 consecutive calendar days or more than 20 calendar days during any 12-month period (which need not be consecutive calendar days), then each investor in the March 2007 Private Placement and the June 2007 Private Placement will be entitled to liquidated damages equal to 1% of the aggregate subscription amount paid by that investor, and an additional 1% for each month of delinquency. In no event, however, will liquidated damages exceed 9% of the gross proceeds of the March 2007 Private Placement and the June 2007 Private Placement. The Company believes it is unlikely to incur any liquidated damages and has not made an accrual for such damages.

10.  Stock Incentive Plan

On August 8, 2006, Akeena Solar adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which 450,000 shares of common stock were available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. On December 20, 2006, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 450,000 shares to 1,000,000 shares. On August 24, 2007, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 1,000,000 shares to 4,000,000 shares.

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on the restricted shares granted shall generally expire at a rate of 25% a year over four years, unless decided otherwise by the Company’s Board of Directors. Upon the lapse of the restriction period, the grantee shall become entitled to receive a stock certificate evidencing the common shares, and the restrictions shall cease to exist. The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2007:

Number of Restricted Shares
Outstanding and not vested at January 1, 2007	354,622
Granted during 2007	601,212
Forfeited/cancelled during 2007	(58,699)
Released/vested during 2007	(268,201)
Outstanding and not vested at September 30, 2007	628,934

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The Company recognized stock-based compensation expense of approximately $915,000 during the nine months ended September 30, 2007 relating to compensation expense calculated in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) for restricted stock granted under the Stock Plan. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2007, there was approximately $1.3 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.7 years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the nine months ended September 30, 2007, and therefore, there is no impact on the accompanying unaudited consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2007:
Number of Shares Subject To Option
Outstanding at January 1, 2007	—
Granted during 2007	2,065,000
Forfeited/cancelled during 2007	—
Exercised during 2007	—
Outstanding at September 30, 2007	2,065,000

Exercisable at September 30, 2007	—

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The fair value of stock option grants during the nine months ended September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk-free interest rate of 4.0%, an expected life of 3.5 years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The Company recognized stock-based compensation expense of approximately $107,000 during the nine months ended September 30, 2007 relating to compensation expense calculated in accordance with SFAS 123R for stock options granted under the Stock Plan. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2007, there was approximately $5.0 million of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of three years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the nine months ended September 30, 2007, and therefore, there is no impact on the accompanying unaudited consolidated statements of cash flows.

11.  Stock Option Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, which, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options have been granted under the 2001 Plan as of September 30, 2007.

12.  Stock options and stock warrants

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

During the nine months ended September 30, 2007, warrants to purchase 452,957 shares of the Company’s common stock were exercised. Therefore, as of September 30, 2007, warrants to purchase 1,400,398 shares of the Company’s common stock were outstanding and exercisable.

13.  Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2007, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss. The Company’s issued and outstanding common shares as of September 30, 2006 does not include the underlying shares exercisable relating to the issuance of 1,000,000 warrants outstanding at September 30, 2006, exercisable at $0.01 per share. In accordance with SFAS No. 128, “Earnings Per Share,” the Company has given effect to the issuance of these warrants in computing basic net income per share for the three and nine months ended September 30, 2006. The warrants to purchase 1,000,000 shares of common stock were exercised and issued during the fourth quarter of 2006, and are therefore included in the Company’s issued and outstanding common shares as of September 30, 2007.

At September 30, 2007, warrants to purchase 1,400,398 shares of the Company’s common stock (see Note 12), options to purchase 2,065,000 shares of the Company’s common stock (see Note 10) and 628,934 non-vested restricted shares, net of forfeitures, (see Note 10) are dilutive securities that may dilute future earnings per share.

The weighted-average number of common shares outstanding of 9,614,447 as of September 30, 2006 used to calculate basic earnings per share include 1,000,000 contingently issuable warrants for shares of the Company’s common stock. Such warrants were exercised for 1,000,000 shares of common stock during the fourth quarter of 2006.

14.  Related party transactions

The Chief Executive Officer of the Company is a director of Andalay Solar, Inc. (“Andalay Solar”). The Company has an amount due from Andalay Solar for expenses of approximately $22,000 paid by the Company on behalf of this related party, which are recorded as “Due from related party” within the accompanying consolidated balance sheet.

15.  Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and nine months ended September 30, 2007, there was no income tax expense or benefit for federal and state income taxes in the accompanying unaudited condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

16.  Commitments and contingencies

Litigation

The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

Employment Agreements

The Company has employment agreements with three employees. One employment agreement provides for an annual base salary of $120,000, expires December 31, 2008, and includes automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party. A second employment agreement, which provides for an annual base salary of $120,000, expires June 1, 2009. A third employment agreement, which provides for an annual based salary of $120,000, expires October 1, 2009.

17.  Subsequent events

During October 2007, warrants to purchase 163,630 shares of the Company’s common stock were exercised. During October 2007, Andalay Solar (see Note 14) became a wholly-owned subsidiary of the Company.

During November 2007, the Company raised approximately $26.1 million under a private placement offering to accredited investors (the “November 2007 Private Placement”). Under the November 2007 Private Placement, the Company issued to investors 3,728,572 shares of common stock and five-year warrants to purchase 745,716 shares of the Company’s common stock with an exercise price of $10.08 per share. Cowen and Company, LLC acted as the sole placement agent with respect to the November 2007 Private Placement and received (i) a cash fee of $1,171,500 and (ii) a three-year warrant to purchase 83,679 shares of the Company’s common stock at an exercise price of $10.08 per share. Empire Financial Group, Inc. received (i) a cash fee of $460,250 and (ii) a five-year warrant to purchase 197,250 shares of the Company’s common stock at an exercise price of $10.08 per share as a finder’s fee in connection with the November 2007 Private Placement.

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

Cautionary Factors That May Affect Future Results

The following discussion and other parts of this Quarterly Report on Form 10-QSB concerning our future business, operating and financial condition, including but not limited to expectations regarding revenue growth, net sales, gross profit, operating expenses and performance objectives, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Quarterly Report. These statements are subject to risks and uncertainties that may cause our actual results to differ materially from those expectations. Risks that may effect our actual performance include the risks described under the caption “Risk Factors That May Affect Future Results and Market Price of our Stock” in this Report. Further information on potential risk factors that could affect our future business and financial results can be found in our periodic filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update any of these forward-looking statements.

Company Overview

Akeena Solar is a leading designer and integrator of solar power systems. We market, sell, design and install systems for residential and small commercial customers. We currently service customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission and the New Jersey Clean Energy Program, over the past three years Akeena Solar has been one of the largest national integrators of residential and small commercial solar power systems in the United States. To date, we have installed over 1,000 solar power systems.

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Bakersfield, Manteca , Santa Rosa, Palm Springs and San Diego, California, as well as Fairfield, New Jersey. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our California offices and at our Fairfield, New Jersey facility.

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

During September 2007, we introduced our new solar panel module technology (“Andalay”), which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Andalay offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) 70% fewer roof-assembled parts and 50% less labor required; (v) 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have also announced a letter of intent with Suntech Power Holdings Co. Ltd. to provide us with volume manufacturing and delivery of our new product.

During November 2007, we raised approximately $26.1 million through a private placement offering to accredited investors. We will utilize portions of this additional working capital to fund our growth objectives and inventory needs relating to Andalay.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of our net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Net sales	$8,088,320	100.0%	$3,599,957	100.0%	$21,891,611	100.0%	$8,902,554	100.0%
Cost of sales	6,392,850	79.0%	2,709,642	75.3%	16,926,811	77.3%	6,729,181	75.6%
Gross profit	1,695,470	21.0%	890,315	24.7%	4,964,800	22.7%	2,173,373	24.4%
Operating expenses:
Sales and marketing	1,793,616	22.2%	386,362	10.7%	3,876,032	17.7%	827,475	9.3%
General and administrative	3,593,406	44.4%	882,177	24.5%	7,589,641	34.7%	1,926,094	21.6%
Total operating expenses	5,387,022	66.6%	1,268,539	35.2%	11,465,673	52.4%	2,753,569	30.9%
Loss from operations	(3,691,552)	(45.6)%	(378,224)	(10.5)%	(6,500,873)	(29.7)%	(580,196)	(6.5)%
Other income (expense):
Interest income (expense), net	(31,620)	(0.4)%	(17,348)	(0.5)%	(80,015)	(0.4)%	(43,543)	(0.5)%
Total other income (expense)	(31,620)	(0.4)%	(17,348)	(0.5)%	(80,015)	(0.4)%	(43,543)	(0.5)%
Loss before provision for income taxes	(3,723,172)	(46.0)%	(395,572)	(11.0)%	(6,580,888)	(30.1)%	(623,739)	(7.0)%
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Net loss	$(3,723,172)	(46.0)%	$(395,572)	(11.0)%	$(6,580,888)	(30.1)%	$(623,739)	(7.0)%

Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006

Net sales

Net sales totaled $8.1 million for the three months ended September 30, 2007, as compared to $3.6 million for the same period in 2006, or an increase of 124.7%. The increase was due to a higher volume of both residential and commercial installations for the three months ended September 30, 2007 as compared to 2006. The increased volume reflects both the widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installations during 2007. At September 30, 2007, we were operating eight offices in California and one office in New Jersey, as compared to two offices in California and one office in New Jersey at September 30, 2006.

Cost of sales

Cost of sales, including all installation expenses, during the three months ended September 30, 2007 was 79.0% of net sales as compared to 75.3% in 2006. The increase is the result of a lower average selling price in anticipation of reduced panel costs, which did not decline as much as expected during the three months ended September 30, 2007. In addition, we incurred higher installation labor costs during the three months ended September 30, 2007, as compared to the same period of the prior year, offset by better absorption of engineering and semi-fixed installation expenses. Gross profit for the three months ended September 30, 2007 was 21.0% of net sales, as compared to 24.7% in 2006.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2007 were 22.2% of net sales as compared to 10.7% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $1.8 million for the three months ended September 30, 2007 as compared to approximately $386,000 for the same period in 2006. This increase is mainly due to higher sales commissions, higher sales and marketing payroll, and higher employee benefits expenses during the third quarter of 2007. Stock-based compensation expense relating to sales and marketing employees was approximately $70,000 for the three months ended September 30, 2007, as compared to approximately $2,000 for the same period in 2006. We employed an additional 47 sales and marketing employees as of September 30, 2007, as compared to September 30, 2006. In addition, we incurred increased advertising, public relations and internet marketing expenditures, as well as additional trade show and conference expenditures in connection with the announcement of Andalay during the three months ended September 30, 2007, as compared to the same period of the prior year.

General and administrative expenses

General and administrative expenses for the quarter ended September 30, 2007 were 44.4% of net sales as compared to 24.5% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $3.6 million for the three months ended September 30, 2007 compared to approximately $882,000 for the three months ended September 30, 2006. We employed an additional 44 general and administrative employees as of September 30, 2007, as compared to September 30, 2006. General and administrative expenses for legal, accounting and other professional services increased approximately $138,000 for the three months ended September 30, 2007, due primarily to costs associated with being a public company. In addition, our general and administrative expenses included stock-based compensation expense of approximately $698,000 relating to restricted stock and stock options granted under our 2006 Stock Incentive Plan during the three months ended September 30, 2007, as compared to stock-based compensation expense of approximately $7,000 during the same period of the prior year. We also incurred additional research and development costs in connection with Andalay during the three months ended September 30, 2007, as compared to the same period of the prior year.

Interest expense

A credit line of $7.5 million is available to us under our credit facility with Comerica Bank (the “2007 Credit Facility”), as evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and amended on June 26, 2007. Interest expense was approximately $32,000 for the three months ended September 30, 2007, related primarily to our 2007 Credit Facility, including credit facility loan fees of approximately $2,000. Interest expense was approximately $17,000 during the same period in 2006, which related primarily to our previous credit facility with Citibank (West) FSB.

Income taxes

During the three months ended September 30, 2007 and September 30, 2006, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006

Net sales

Net sales totaled $21.9 million for the nine months ended September 30, 2007, as compared to $8.9 million for the same period in 2006, or an increase of 145.9%. The increase was due to a higher volume of both residential and commercial installations for the nine months ended September 30, 2007 as compared to 2006. The increased volume reflects both the widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installations during 2007. At September 30, 2007, we were operating eight offices in California and one office in New Jersey, as compared to two offices in California and one office in New Jersey at September 30, 2006.

Cost of sales

Cost of sales, including all installation expenses, during the nine months ended September 30, 2007 was 77.3% of net sales as compared to 75.6% in 2006. The increase is the result of a lower average selling price in anticipation of reduced panel costs, which did not decline as much as expected during the nine months ended September 30, 2007, as compared to the same period of the prior year, offset by better absorption of engineering and semi-fixed installation expenses. Gross profit for the nine months ended September 30, 2007 was 22.7% of net sales, as compared to 24.4% in 2006.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2007 were 17.7% of net sales as compared to 9.3% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $3.9 million for the nine months ended September 30, 2007 as compared to approximately $827,000 for the same period in 2006. This increase is mainly due to higher sales commissions, higher sales and marketing payroll and employee benefits expenses during 2007. Stock-based compensation expense relating to sales and marketing employees was approximately $104,000 for the nine months ended September 30, 2007, as compared to approximately $2,000 for the same period in 2006. We employed an additional 47 sales and marketing employees during the nine months ended September 30, 2007 as compared to the same period of the prior year. In addition, we incurred increased advertising, public relations and internet marketing expenditures, as well as additional trade show and conference expenditures during the nine months ended September 30, 2007, as compared to the same period of the prior year.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2007 were 34.7% of net sales as compared to 21.6% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $7.6 million for the nine months ended September 30, 2007 compared to approximately $1.9 million for the nine months ended September 30, 2006. We employed an additional 44 general and administrative employees during the nine months ended September 30, 2007, as compared to the same period of the prior year. General and administrative expenses for legal, accounting and other professional services increased approximately $623,000 for the nine months ended September 30, 2007 due primarily to costs associated with being a public company. In addition, our general and administrative expenses included stock-based compensation expense of approximately $918,000 relating to restricted stock and stock options granted under our 2006 Stock Incentive Plan during the nine months ended September 30, 2007, as compared to stock-based compensation expense of approximately $7,000 during the same period of the prior year. We also incurred additional research and development costs in connection with Andalay during the nine months ended September 30, 2007, as compared to the same period of the prior year.

Interest expense

Interest expense was approximately $80,000 for the nine months ended September 30, 2007, related primarily to our 2007 Credit Facility, including credit facility loan fees of approximately $4,000. Interest expense was approximately $44,000 for the nine months ended September 30, 2006, which related primarily to our previous credit facility with Citibank (West) FSB.

Income taxes

During the nine months ended September 30, 2007 and September 30, 2006, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Liquidity and capital resources

Prior to the Merger, we funded our operations through our credit facility with Citibank (West) FSB and cash provided by operating activities. We no longer have this credit facility with Citibank (West) FSB.

In connection with the Merger, we completed the closing of a private placement of our common stock in which we sold an aggregate of 128.7 units to accredited investors (the “Merger Private Placement”). Each unit consisted of 25,000 shares of our common stock. As a result of the Merger Private Placement, we issued a total of 3,217,500 shares of our common stock. Some units were offered by Westminster Securities Corporation, pursuant to the terms of a placement agent agreement dated July 21, 2006. The placement agent received (i) a cash fee of $61,500 (representing 6% of the gross proceeds of the units sold by it in the Merger Private Placement) and (ii) three-year warrants to purchase an aggregate of 61,500 shares of our common stock (representing 6% of the shares sold by it in the Merger Private Placement) at an exercise price of $1.00 per share, of which warrants to purchase 27,675 shares were exercised. We realized gross proceeds of approximately $3.2 million from the Merger Private Placement before commissions and expenses.

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

The 2007 Credit Facility is evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and amended on June 26, 2007 (the “Security Agreement”). Borrowings under the 2007 Credit Facility bear interest at prime minus 0.5%, payable on the first of each month. The 2007 Credit Facility matures on August 1, 2008, at which time all outstanding amounts will become due and payable. The Security Agreement grants Comerica Bank a first priority security interest in all of our assets, now owned or later acquired, to secure timely repayment of the 2007 Credit Facility. As of September 30, 2007, approximately $4.7 million was outstanding under the 2007 Credit Facility and approximately $212,000 in additional borrowing capacity was available at September 30, 2007. Interest on the outstanding balance under the 2007 Credit Facility was calculated based on Prime minus 0.5% (7.25%) at September 30, 2007. The Company is required to achieve certain performance objectives under its 2007 Credit Facility, based upon its forecasted results of operations. While we believe these objectives are reasonable, actual results may differ materially from those projected, which may adversely affect our ability to meet one or more of our financial covenants. If a violation of a financial covenant occurs, we are required to obtain a waiver letter from Comerica Bank. At September 30, 2007, the Company was in violation of a financial covenant and obtained the necessary waiver letter to be in compliance as of September 30, 2007.

On March 8, 2007, we closed a private placement offering to accredited investors (the “March 2007 Private Placement”) in which we realized gross proceeds of approximately $4.1 million, before commissions and expenses. In connection with the March 2007 Private Placement closing, we issued to investors an aggregate of 2,062,304 shares of common stock and (i) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $2.75 per share, and (ii) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $3.00 per share. Empire Financial Group, Inc. acted as placement agent with respect to the offering and received (i) a cash fee of $124,250 and (ii) a three-year warrant to purchase 53,250 shares of common stock at an exercise price of $2.75 per share. The Westly Group acted as a finder with respect to the offering and received (i) a cash fee of $35,000 and (ii) a three-year warrant to purchase 15,000 shares of common stock at an exercise price of $2.75 per share. Westminster Securities Corporation also received a finder’s fee of $21,000 and a three-year warrant to purchase 11,726 shares of common stock at an exercise price of $1.97 per share. On April 6, 2007 we filed a registration statement with the SEC covering the shares of common stock issued in the March 2007 Private Placement and the shares of common stock issuable upon exercise of the warrants issued in the March 2007 Private Placement. Such registration statement became effective on April 16, 2007. If such registration statement ceases for any reason to remain continuously effective for up to two years, or if the holders of the securities covered by the registration statement are otherwise not permitted to utilize the prospectus included in the registration statement to resell any securities covered by the registration statement for more than 15 consecutive calendar days or more than 20 calendar days during any 12-month period (which need not be consecutive calendar days), then each investor in the March 2007 Private Placement will be entitled to liquidated damages equal to 1% of the aggregate subscription amount paid by that investor in the March 2007 Private Placement, and an additional 1% for each month of delinquency. In no event, however, will liquidated damages exceed 9% of the gross proceeds of the March 2007 Private Placement.

On June 4, 2007, we closed a private placement offering to accredited investors (the “June 2007 Private Placement”) in which we realized gross proceeds of approximately $12.6 million, before commissions and expenses. In connection with the closing of the June 2007 Private Placement, we issued to investors an aggregate of 4,567,270 shares of common stock and three-year warrants to purchase 913,455 shares of common stock with an exercise price of $3.95 per share. Empire Financial Group, Inc. acted as placement agent with respect to the June 2007 Private Placement and received (i) a cash fee of $633,850 and (ii) a three-year warrant to purchase 376,800 shares of common stock at an exercise price of $3.95 per share. Westminster Securities Corporation also received a finder’s fee of $21,000 and a three-year warrant to purchase 9,164 shares of common stock at an exercise price of $2.75 per share. On July 3, 2007, we filed a registration statement with the SEC covering the shares of common stock sold in the June 2007 Private Placement and shares of common stock underlying the warrants issued in the June 2007 Private Placement. Such registration statement was declared effective on July 24, 2007. If such registration statement ceases for any reason to remain continuously effective for up to two years, or the holders of the securities covered by the registration statement are otherwise not permitted to utilize the prospectus included in the registration statement to resell any securities covered by the registration statement for more than 15 consecutive calendar days or more than 20 calendar days during any 12-month period (which need not to be consecutive calendar days), then each investor in the June 2007 Private Placement will be entitled to liquidated damages equal to 1% of the aggregate subscription amount paid by that investor in the June 2007 Private Placement, and an additional 1% for each month of delinquency. In no event, however, will liquidated damages exceed 9% of the gross proceeds of the June 2007 Private Placement.

On November 6, 2007, we closed a private placement offering to accredited investors (the “November 2007 Private Placement”) in which we realized gross proceeds of approximately $26.1 million, before commissions and expenses. In connection with the November 2007 Private Placement, we issued to investors an aggregate of 3,728,572 shares of common stock and five-year warrants to purchase 745,716 shares of common stock with an exercise price of $10.08 per share. Cowen and Company, LLC acted as the sole placement agent with respect to the November 2007 Private Placement and received (i) a cash fee of $1,171,500 and (ii) a three-year warrant to purchase 83,679 shares of common stock at an exercise price of $10.08 per share. Empire Financial Group, Inc. received (i) a cash fee of $460,250 and (ii) a five-year warrant to purchase 197,250 shares of common stock at an exercise price of $10.08 per share as a finder’s fee in connection with the November 2007 Private Placement.

Cash paid for placement agent fees and finders fees for the March 2007 Private Placement were $180,250. Cash paid for placement agent fees and finders fees for the June 2007 Private Placement were $654,850. Cash paid for other direct professional and registration fees incurred relating to the March 2007 Private Placement, the June 2007 Private Placement and other registration statements totaled $208,923 during the nine months ended September 30, 2007.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of September 30, 2007 we had approximately $11.5 million in cash on hand and approximately $212,000 in additional borrowing capacity was available under our 2007 Credit Facility at September 30, 2007.

Cash flows used in operating activities were approximately $9.8 million and approximately $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. Large purchases of solar panel inventory occurred during the first nine months of 2007 in preparation for installation on various residential and commercial jobs, in addition to an increase in our overall state rebates receivable balances. Similarly, accounts payable rose in response to the increase in inventory purchases as a result of the increase in overall revenue levels. We believe a high level of inventory is a significant benefit in our industry. Panels may be difficult to procure and are generally immediately fungible.

Cash flows used in investing activities were approximately $1.3 million and approximately $156,000, respectively, for the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007, we acquired vehicles, office equipment, office furniture and other fixed assets primarily for our new corporate office location and for our most recently added Fresno, Lake Forest, Bakersfield, Manteca, Santa Rosa, Palm Springs and San Diego office locations.

Cash flows provided by financing activities were approximately $21.6 million and approximately $3.2 million, respectively, for the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007, we raised proceeds of approximately $16.6 million, before cash paid for placement agent fees and registration fees of approximately $1.0 million, from the issuance of our common stock under two private placements. In addition, we borrowed approximately $4.2 million under our 2007 Credit Facility during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we raised proceeds of approximately $3.2 million from the issuance of our common stock under a private placement.

Contractual obligations as of September 30, 2007

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,803,278	$717,373	$1,054,219	$31,686	$—
Capital leases	53,484	16,461	37,023	—	—
	$1,856,762	$733,834	$1,091,242	$31,686	$—

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

Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage of completion method for commercial installations.

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

Goodwill and other intangible assets. We do not amortize goodwill, but rather test goodwill for impairment at least annually. A customer list is being amortized over the estimated useful life of the list, which was determined to be eighteen months.

Stock-based compensation. The Company measures the cost of services received in exchange for equity-based awards based on the grant date fair value. Pre-vesting forfeitures are estimated at the time of grant and the Company periodically revises those estimates in subsequent period if actual forfeitures differ from those estimates. Equity-based compensation is recognized for equity-based awards expected to vest.

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

The components used in our systems are purchased from a limited number of manufacturers. In particular, Kyocera, Sharp, SunPower and Suntech account for over 90% of our purchases of photovoltaic modules. We do not manufacture any of the components used in our solar installations. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels recently experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

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

Our recently announced Andalay Module technology is untested and may not be effective or patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.

Our recently announced solar panel module technology (“Andalay”) is new and has not been tested in installation settings for an extended period of time to prove its long-term effectiveness, reliability and benefits. We expect to make substantial investments of financial and management resources to promote and market this new product offering. Andalay may not be effective or other problems may occur that are unexpected and could cause us to incur unforeseen costs, damage our reputation and have a material adverse effect on our business or results of operations. While patent applications have been filed for Andalay, a patent may not be issued on such technology or we may not be able to realize the benefits from any patent that is issued.

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

Our profitability depends, in part, on our success on brand recognition and we could lose our competitive advantage if we are not able to protect our trademarks against infringement, and any related litigation could be time-consuming and costly.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 28.7% of our outstanding common stock. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon will have the ability to significantly impact virtually all corporate actions requiring stockholder approval, vote, including the following actions:

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

Item 3. CONTROLS AND PROCEDURES

Remediation Plan for Previously Identified Material Weaknesses

During the process of preparing our Annual Report on Form 10-KSB for the year ended December 31, 2006, our management identified the following material weakness as of December 31, 2006. The material weakness was an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial and reporting process.

Management has initiated the following activities intended to improve our internal control over financial reporting.

•
In September of 2007, we hired a new Chief Financial Officer, Gary Effren. Additionally, since September of 2006, we expanded our accounting department with the addition of a purchasing and inventory control position. A full-time clerical position was added, in addition to adding a payroll position and an invoicing position. By December of 2006, a senior accountant position was filled. Since May of 2006, we have retained an independent consultant trained in accounting and financial reporting who is a certified public accountant and who will become a full-time employee during December 2007.

•
We have developed improved policies and procedures to monitor and track sales and installations by product, date of sale and customer. Installation performance logs, identifying key product and installation type information, are now maintained and analyzed by management on a monthly basis.

•
We have developed improved policies and procedures regarding installation milestones to monitor when the risk of ownership of our products and services is transferred to our customers. Monthly sales and installation completion documents are reviewed by management to determine when the risk of ownership has been transferred to the customer and revenue has been appropriately recognized.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Form 10-QSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the three month period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described above were the only such changes during the quarter.

Item 3A(T). CONTROLS AND PROCEDURES.

Reference is made to the disclosures above in Item 3. Controls and Procedures.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we issued the following unregistered equity securities.

1.
On July 18, 2007, we issued an aggregate of 20,000 shares of our restricted common stock under our Stock Plan to two directors appointed to our board on July 18, 2007. The securities were not sold for cash and were issued to persons who are providing services to us. These restricted stock issuances did not involve any underwriters, underwriting discounts or commissions. Because each recipient of the restricted common stock is an accredited investor and is a service provider to the Company, we believe that each issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

2.
On August 7, 2007, we issued an aggregate of 48,000 shares of our restricted common stock under our Stock Plan pursuant to the terms of an advisory services agreement. The securities were not sold for cash and were issued to an advisor providing service to us. This restricted stock issuance did not involve any underwriters, underwriting discounts or commissions. Because the recipient of the restricted common stock is an accredited investor and is a service provider to the Company, we believe that the issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

3.
On September 19, 2007 and September 22, 2007, we issued an aggregate of 104,089 shares of our restricted common stock under our Stock Plan to certain of our employees, consultants and advisors. The securities were not sold for cash and were issued to persons who had provided services to us. These restricted stock issuances did not involve any underwriters, underwriting discounts or commissions. Because each recipient of the restricted common stock is or was an employee or other service provider to the Company, we believe that each issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on August 24, 2007 (the “2007 Annual Meeting”), our stockholders voted on and approved the following proposals:

1. Electing four (4) directors to our Board of Directors to a one year term;

2. Approving a Second Modification to our 2006 Incentive Stock Plan (“Plan”), increasing the total number of shares of stock reserved for issuance under the Plan from 1,000,000, to 4,000,000; and

3. Ratifying the appointment of Burr, Pilger and Mayer LLP as our independent auditors for the fiscal year ending December 31, 2007.

2007 Annual Meeting Election Results

Proposal 1: Election of four (4) directors to the Board of Directors to a one year term.

Director	In favor	Withheld	Broker Non-Votes	Term expires
Barry Cinnamon	17,642,768	50,752	3,852,697	2008
Ed Roffman	17,641,988	51,532	3,852,697	2008
George Lauro	17,641,988	51,532	3,852,697	2008
Jon Witkin	17,641,988	51,532	3,852,697	2008

Proposal 2: To approve the Second Modification to our Plan, to increase the total number of shares of stock reserved for issuance under the Plan from 1,000,000, to 4,000,000.

For	Against	Abstain	Broker Non-Votes
13,414,329	384,578	41,917	3,852,697

 Proposal 3: To ratify the appointment of Burr, Pilger and Mayer LLP as our independent auditors for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Votes
17,635,898	3,240	54,383	3,852,697

Item 6. Exhibits.

Exhibit Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 14, 2006)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

10.1*	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007	/s/ Gary Effren
Gary Effren
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 14, 2006)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

10.1*	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith