Form 10KSB
period 2007-12-31
Akeena Solar, Inc.
filed 2008-03-19
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________
Commission file number: 001-33695

AKEENA SOLAR, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	90-0181035
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16005 Los Gatos Boulevard
Los Gatos, California	95032
(Address of Principal Executive Offices)	(Zip Code)

(408) 402-9400
(Issuers Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange)

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant’s revenues for the fiscal year ended December 31, 2007 were $32,211,761.

The aggregate market value of the common stock of the registrant as of March 10, 2008 (based upon the $5.76 per share closing price of the common stock at that date as reported on the NASDAQ), excluding 7,758,000 outstanding shares beneficially owned by directors and executive officers, was $118,868,746.

As of March 10, 2008, 28,394,935 shares of common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I

As used in this Annual Report on Form 10-KSB, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Akeena Solar, Inc. and its subsidiaries.

Our Annual Report on Form 10-KSB for 2007, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position.

Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more manufacturers for solar panel components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described at the end of Item 1 below. We do not undertake any obligation to update any forward-looking statements.

Item 1. Description of Business.

Overview

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Fronius, Kyocera, Sharp, SunPower and Suntech. We currently serve customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national integrators of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association. To date, we have installed over 1,300 solar power systems and since the commencement of our operations in 2001, our sales have steadily grown to approximately $32.2 million in 2007.

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

As of March 10, 2008, we had ten offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Bakersfield, Manteca, Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as Fairfield, New Jersey. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our facilities. Our telephone number is (408) 402-9400. Additional information about our company is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

Strategy

Our philosophy is simple: “we believe that producing clean electricity directly from the sun is the right thing to do for our environment and economy.” Since our founding, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.

The solar power industry is at an early stage of its growth and is highly fragmented with many smaller companies. The prospects for long-term worldwide demand for solar power have attracted many new solar panel manufacturers, as well as a multitude of design/integration companies in our market segment. We expect the manufacturing segment of the industry to consolidate when and if the current silicon shortage mitigates and more solar panel manufacturing capacity comes online. We also expect there to be consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements.

Accordingly, our growth strategy primarily includes:

•	Developing and commercializing our solar panel technology optimized for the residential and commercial markets.

•	Reducing installation costs and improving the aesthetics and performance of solar systems compared to ordinary, commercially available solar equipment.

•	Promoting and enhancing our company's brand name and reputation.

•	Developing and utilizing a process-driven approach to sell and install our solar power systems in diverse geographic markets.

Based on our experience as a solar power designer and integrator over the past seven years, we believe we understand certain areas in which costs for installations can be significantly reduced. We have introduced a new “plug and play” solar panel technology (“Andalay”) which we believe will significantly reduce the installation time, parts and costs, as well as provide superior reliability and aesthetics for customers, when compared to other solar panel mounting products and technology.

We believe the proceeds (before commissions and expenses) from our 2007 private placements will enhance our ability to purchase equipment on favorable terms from international manufacturers, accelerating our introduction of this panel technology to our customers. We also believe that being a public company will improve our ability to grow both internally and by means of expansions, enhance our reputation in the minds of customers and enhance our ability to attract and retain experienced management.

Industry

Electric power is used to operate businesses and industries, provides the power needed for homes and offices, and provides the power for our communications, entertainment, transportation and medical needs. As our energy supply and distribution mix changes, electricity is likely to be used more for local transportation (electric vehicles) and space/water heating needs. According to the Edison Electric Institute, the electric power industry in the U.S. is over $218 billion in size, and will continue to grow with our economy.

According to the U.S. Department of Energy (DOE), electricity is generated from the following: coal - 51%, nuclear -21%, gas - 16%, hydro - 6%, and oil - 3%, with renewable energy contributing 3%. “Renewable Energy” typically refers to non-traditional energy sources, including solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

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

According to SolarBuzz, a research and consulting firm, the global solar power market, as defined by solar power system installations, had an estimated $17.2 billion in revenue in 2007. The U.S. solar power installation market comprised approximately 8% of the total global market installations, reaching approximately 220 megawatts installed during 2007. According to Solarbuzz, the residential and small commercial market segments represent approximately 65% of the U.S. market and are expected to continue to do so through 2010.

Anatomy of a Solar Power System

Solar power systems convert the energy in sunlight directly into electrical energy within solar cells based on the photovoltaic effect. Multiple solar cells, which produce DC power, are electrically interconnected into solar panels. A typical 180 watt solar panel may have 72 individual solar cells. Multiple solar panels are electrically wired together. The number of solar panels installed on a building are generally selected to meet that building’s annual electrical usage, or selected to fill available unshaded roof or ground space. Solar panels are electrically wired to an inverter, which converts the power from DC to AC and interconnects with the utility grid. The following diagram schematically shows a typical solar power system:

Solar Electric Cells. Solar electric cells convert light energy into electricity at the atomic level. The conversion efficiency of a solar electric cell is defined as the ratio of the sunlight energy that hits the cell divided by the electrical energy that is produced by the cell. By improving this efficiency, we believe solar electric energy becomes competitive with fossil fuel sources. The earliest solar electric devices converted about 1%-2% of sunlight energy into electric energy. Current solar electric devices convert 5%-25% of light energy into electric energy (the overall efficiency for solar panels is lower than solar cells because of the panel frame and gaps between solar cells), and current mass produced panel systems are substantially less expensive than earlier systems. Effort is the industry is currently being directed towards the development of new solar cell technology to reduce per watt costs and increase area efficiencies.

Solar Panels. Solar electric panels are composed of multiple solar cells, along with the necessary internal wiring, aluminum and glass framework, and external electrical connections. Although panels are usually installed on top of a roof or on an external structure, certain designs include the solar electric cells as part of traditional building materials, such as shingles and rolled out roofing. Solar electric cells integrated with traditional shingles is usually most compatible with masonry roofs and, while it may offset costs for other building materials and be aesthetically appealing, it is generally more expensive than traditional panels.

Inverters. Inverters convert the DC power from solar panels to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar panels, regulating the voltage and current output of the solar array based on sun intensity.

Monitoring. There are two basic approaches to access information on the performance of a solar power system. We believe that the most accurate and reliable approach is to collect the solar power performance data locally from the inverter with a hard-wired connection and then transmit that data via the internet to a centralized database. Data on the performance of a system can then be accessed from any device with a web browser, including personal computers and cell phones. As an alternative to web-based remote monitoring, most commercial inverters have a digital display on the inverter itself that shows performance data and can also display this data on a nearby personal computer with a hard-wired or wireless connection.

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

•
Feed-in Tariffs — are additional credits to consumers based on how much energy their solar power system generates. Feed-in Tariffs set at appropriate rates have been successfully used in Europe to accelerate growth.

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

•	PPA's — Power Purchase Agreements, or agreements between a solar power system purchaser and an electricity user under which electricity is sold/purchased on a long-term basis.

According to PV News, California and New Jersey account for approximately 90% of the U.S. residential market. We believe this is largely attributable to the fact that they currently have the most attractive incentive programs. The California Solar Initiative provides $3.2 billion of incentives toward solar development over 11 years. In addition, recently approved regulations in New Jersey require solar photovoltaic power to provide 2% of New Jersey’s electricity needs by 2020, requiring the installation of 1,500 megawatts of solar electric power. According to DSIRE (the Database of State Incentives for Renewable Energy) at least 18 other states also have incentive programs. We expect that such programs, as well as Federal tax rebates and other incentives, will continue to drive growth in the solar power market for the near future.

Challenges Facing The Solar Power Industry

We believe the solar power industry faces three key challenges:

•
Improve Customer Economics — In most cases, the cost to customers for electricity produced by a solar power system at the customer’s site is comparable to conventional, utility-generated power. We believe lower equipment (primarily solar panels) and installation costs would reduce the total cost of a system and increase the potential market for solar power.

•
Increase System Performance and Reliability — We believe that a design that incorporates factory assembly of an integrated solar power system versus field assembly provides a more reliable solution. A system with these characteristics will deliver improved system performace and allow the customer to achieve the shortest possible payback.

•
Improve Aesthetics — We believe that customers prefer solar panels that blend into existing roof surfaces with fewer shiny parts, mounted closely to the roof surface and have more of a “skylight” appearance than the traditional rooftop metal framed solar panels raised off the roof.

Competition

The solar power design and integration industry is in its early stages of development and is highly fragmented, consisting of many small privately-held companies with limited operating histories and information available to us. We believe our major competitors in the California market include, SPG (formerly SunPower and Geothermal), ReGrid, Borrego and Solarcity. Several companies have expanded their market share in the California market by opening multiple offices within the state. Rather than expand within California, we decided in 2003 to expand into New Jersey. We believe our major competitors in the New Jersey market include: Trinity Heating and Air, NJ Solar Power, The Solar Center, Energy Enterprises, 1st Light Energy, GeoGenix, SunFarm, and Advanced Solar Products. We believe our major national competitors include REC Solar (formerly Renewable Energy Concepts), Suntechnics and PowerLight.

We believe the principal competitive factors in the solar power services industry include:

•	quality of service;

•	price;

•	company reputation;

•	installation technology; and

•	responsiveness to customer needs

We believe that our competitive advantages as a national designer and integrator of solar power systems include:

•	Reduced System Installation Costs. Our proprietary panel technology enables us to simplify and reduce the cost of installation.

•
Brand Recognition. According to a Solar Electric Dealer study conducted in 2004, we ranked as the best known installation brand in northern California. We believe that the strength of the Akeena brand and reputation along with being a public company are key factors in the decision process as consumers consider solutions to their solar power needs.

•
Experienced Management Team. Our management has been involved in solar power development since the 1970s and has been in the solar power industry since its infancy. We believe this experience enables us to anticipate trends and identify superior products and technologies for our customers.

•
Superior Product. We have introduced our Andalay technology which we believe will significantly reduce the installation time, parts and costs, as well as provide superior reliability and aesthetics for customers when compared to other solar panel mounting products and technology. The advantages to the customer are (i) an integrated system (factory installed versus field installed), (ii) reliable grounding and (iii) aesthetically pleasing. The Company benefits from a faster installation time as there is less time spent on the roof.

Our Services and Products

A solar power system generally includes companies specializing in the following:

•
Silicon Refiners — companies that produce refined silicon, a material that has historically been used as the primary ingredient for solar panels. In light of the current shortage of silicon, it is possible that other materials may be used as the primary ingredient in the future.

•	Wafer and Cell Manufacturers — companies that manufacture the electricity generating solar cells.

•	Panel Manufacturers — companies that assemble solar cells into solar panels, generally laminating the cells between glass and plastic film, and attaching the wires and panel frame.

•	Distributors — companies that purchase from manufacturers and resell to designers/ integrators and other equipment resellers.

•	Designer/Installer — companies that sell products to end user customers.

We are active in the solar power industry as a designer and installer.

Solar Power System Design and Installation

We provide marketing, sales, design, construction, installation, maintenance, support and related solar power system services to residential and small commercial customers in the United States in locations in which the economics are favorable to solar power. We provide our customers with a single point of contact for their system design, engineering work, building permit, rebate approval, utility hookup and subsequent maintenance. We use our own crews or contractors, and perform engineering and design work with in-house staff and outside engineering firms. We concentrate on solar power systems.

We concentrate on the design and installation of grid-tied solar power systems. These systems are electrically connected to the utility grid so that excess energy produced during the day flows backwards through the utility’s electric meter, actually running the electric meter backwards. The meter will run backwards when the power produced by the solar system is greater than the power needs of the building. During the evenings or on cloudy days, energy is drawn from the grid normally and the meter runs forwards. Most utilities serving the areas in which we install systems allow for “net metering.” Customers on net metering only pay for the net amount of energy they consume during the year, essentially getting full retail credit for the energy they transmit back onto the utility grid during the day. We typically do not install off-grid systems (systems in which there is no utility service, such as a remote cabin), nor do we typically install battery backup systems or solar thermal systems.

Andalay Solar Panel Technology

Based on our experience as a solar power designer and integrator over the past seven years, we believe we understand certain areas in which costs for installations can be significantly reduced. We have introduced a new “plug and play” solar panel technology (“Andalay”) which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panels. Andalay offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) 70% fewer roof-assembled parts and 50% less labor required; (v) 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have applied for U.S. and international patents for Andalay.

Installation costs for a solar power system are generally proportional to the area of panels installed. Thin film and amorphous solar cell technologies, although less expensive on a cost per watt basis, are generally less efficient (producing fewer watts per square foot) and more expensive to install. Therefore, we believe that Andalay becomes even more useful for the new generation of less expensive but lower efficiency solar panels. Andalay is generally applicable to all framed rooftop solar cell technologies, including silicon, amorphous, thin film and concentrators.

Customers

Our current residential customers are generally highly educated, high-income professionals who are concerned about the environment and also have the disposable income to install a solar power system. We have installed solar power systems in some of the most affluent counties in California and New Jersey. Installation sizes range from 1.5 kW up to 35 kW. Average residential size systems are approximately 5 kW.

Our current commercial customers are owner occupied businesses, including wineries and small commercial offices in California. We have or are in the process of installing commercial systems ranging in size from 10 kW to 300 kW.

Suppliers

The components used in our systems are purchased from a limited number of manufacturers. Kyocera, Sharp, SunPower and Suntech accounted for over 90% of our purchases of photovoltaic panels during 2007. Pursuant to our agreement with Suntech Power Holdings Co. Ltd. (“Suntech”), Suntech will provide us with volume manufacturing and delivery of our Andalay product. We are subject to market price fluctuations for the components that we purchase for our installations. We also entered into an agreement with Kyocera Solar Inc. (“Kyocera”) during March 2008. Under the Kyocera agreement, Kyocera will manufacture Andalay panels utilizing their high efficiency solar cells and will deliver approximately 1.6 megawatts of panels to us during 2008. Kyocera will be our preferred supplier for our commercial installations.

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

We currently provide a five-year and ten-year guarantee on a system installation other than solar panels and inverters, which are covered under the manufacturer’s warranty (generally 25 years and 10 years, respectively).

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

Intellectual Property

Andalay Solar Panel

We have applied for patent protection relating to technology included in our integrated Andalay solar panel. Our application is currently pending with the United States Patent and Trademark Office. However, we have been notified by the United States Patent and Trademark Office that certain claims of our application directed to the mounting system are allowable and have responded by accepting those allowable claims. Therefore, we expect to receive a Notice of Allowance to receive patents for those claims shortly.

Trademarks

We have registered the trademark “Akeena” with the United States Patent and Trademark Office for providing consulting services in the field of energy systems and technical information via a global computer network in the field of renewable energy systems. We have applied to expand the class of goods for the trademark “Akeena” to include renewable energy systems, namely, photovoltaic systems composed of photovoltaic solar panels, batteries, voltage regulators, inverters, racks and electrical controls, as well as the installation of such systems. This application is currently pending.

We have also registered the trademarks “Double Your Power” and “Andalay” with the United States Patent and Trademark Office for two goods classes: providing computer software for photovoltaic systems for evaluating electric consumption, determining system sizing, estimating electrical output, estimating customer costs, and estimating financial life cycle savings, for use by consumers and businesses; and, installation of renewable energy systems, namely photovoltaic systems composed of solar panels, batteries, voltage regulators, inverters, racks and electrical controls. Additionally, we have applications currently pending with the United States Patent and Trademark Office to expand the goods classes for “Double Your Power” and “Andalay,” and to register the trademark “Run Your Electric Meter Backwards,” which we have used in conjunction with our logo since we established our business.

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

Employees

As of February 29, 2008, Akeena Solar has 207 employees: 101 operations employees, 85 sales and marketing employees, 16 general and administrative employees and 5 research and development employees. Of our total employees, 199 are full-time employees.

RISK FACTORS

Our business faces numerous risks, known and unknown. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Our Annual Report on Form 10-KSB for 2007, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

Risks Relating to Our Business

The success of our business depends on the continuing contributions of Barry Cinnamon and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of Barry Cinnamon, our Chief Executive Officer, as well as several other management personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. None of our key personnel are party to any employment agreements with us, other than at-will employment offer letters, and management and other employees may voluntarily terminate their employment at any time. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

We are dependent upon our suppliers for the components used in the systems we design and install; and our major suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar panels.

Key components used in our systems are purchased from a limited number of manufacturers. In particular, Kyocera, Sharp, SunPower and Suntech account for over 90% of our purchases of solar panels. Pursuant to our Suntech agreement, Suntech will provide us with volume manufacturing and delivery of our Andalay product used in our solar systen installations. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels recently experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar panels to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of panels could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

Geographical business expansion efforts we make could result in difficulties in successfully managing our business and consequently harm our financial condition.

As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts in our current or other geographic markets, or we may open offices in the geographical markets we desire to operate within. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. We commenced operations in six new offices during 2007 and we currently intend to seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses/contracts or successfully integrate acquired businesses/contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:

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

Various factors, including demand for our solar panel systems and services and our ability to expand the range of our product and service offerings and to successfully enter new markets, may affect our ability to maintain or increase the net sales of our business or any subsequently acquired businesses. There can be no assurance that we will be able to attain profitability and/or expand the sales of our business or any subsequently acquired businesses.

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

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

•	the ability of our competitors to hire, retain and motivate qualified technical personnel;

•	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;

•	the price at which others offer comparable services and equipment;

•	the extent of our competitors’ responsiveness to client needs;

•	risk of local economy decline; and

•	installation technology.

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

We believe our brand has gained substantial recognition by customers in certain geographic areas. We have registered the trademark “Akeena” with the United States Patent and Trademark Office for providing consulting services in the field of energy systems and technical information via a global computer network in the field of renewable energy systems. We have also registered the trademarks “Double Your Power” and “Andalay” with the United States Patent and Trademark Office for two goods classes: providing computer software for photovoltaic systems for evaluating electric consumption, determining system sizing, estimating electrical output, estimating customer costs, and estimating financial life cycle savings, for use by consumers and businesses; and, installation of renewable energy systems, namely photovoltaic systems composed of photovoltaic solar panels, batteries, voltage regulators, inverters, racks and electrical controls. Use of our name or a similar name by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademark against infringement could be time consuming and costly.

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

Our Panel technology is untested and may not be effective or patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.

Our Andalay technology is new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with Andalay that are unexpected and could have a material adverse effect on our business or results of operations. We have applied for patent protection for our integrated Andalay solar panel technology. Our application is currently pending with the United States Patent and Trademark Office. However, we have been notified by the United States Patent and Trademark Office that certain claims of our application directed to the mounting system are allowable and have responded by accepting those allowable claims. Therefore, we expect to receive a Notice of Allowance to receive patent protection of those claims shortly. A patent may not be issued on such technology or we may not be able to realize the benefits from any patent that is issued.

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

Many states, including California and New Jersey, offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the Federal government currently offers a 30% tax credit for the installation of solar power systems scheduled to expire at the end of 2008 (unlimited for businesses, capped at $2,000 for residences) unless extended. Businesses may also elect to accelerate the depreciation on their system over five years. Reduction in or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in significant reductions in demand for our services, which would negatively impact our sales.

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

Risks Relating to Our Company

Our Chief Executive Officer, Barry Cinnamon, beneficially owns a significant number of shares of our common stock, which gives him significant influence over decisions on which our stockholders may vote and which may discourage an acquisition of the Company.

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 26.8% of our outstanding common stock. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	election of our directors;

•	the amendment of our Certificate of Incorporation or By-laws;

•	the merger of our company or the sale of our assets or other corporate transaction; and

•	the outcome of any other matter submitted to the stockholders for vote.

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

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, we expect these rules and regulations to result in increased compliance costs in 2008 and beyond and to make certain activities more time consuming and costly.

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

Item 2. Description of Property

As of March 10, 2008, we had ten offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Bakersfield, Manteca, Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as Fairfield, New Jersey. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our facilities. The following table indicates the approximate square footage for each of our leased office locations.

Property Location	Approximate Square Footage

Los Gatos, California	27,000
Fresno (Clovis), California	10,300
Lake Forest, California	2,400
Bakersfield, California	1,500
Manteca, California	3,000
Santa Rosa, California	2,900
Palm Springs, California	3,200
San Diego, California	3,000

Item 3. Legal Proceedings.

We are not presently a party to any material pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2007 to a vote of our stockholders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been quoted on the NASDAQ capital market since September 2007 under the symbol AKNS and was previously quoted on the OTC Bulletin Board since August 31, 2006 under the symbol AKNS.OB. Prior to that date, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ and the OTC Bulletin Board. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year 2006
Third Quarter (from August 31, 2006)	$4.45	$2.10
Fourth Quarter	$3.21	$1.95
Fiscal Year 2007
First Quarter	$3.07	$1.85
Second Quarter	$3.95	$2.44
Third Quarter (Represents both OTC Bulletin Board and NASDAQ Quotations)	$8.40	$3.87
Fourth Quarter	$10.05	$4.00

The last reported sale price of our common stock on the NASDAQ on March 14, 2008, was $6.14 per share. As of March 14, 2008, there were approximately 175 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

We maintain a 2006 Incentive Stock Plan (the “Stock Plan”). As of December 31, 2007, we have granted 1,011,150 shares of restricted stock under the Stock Plan, of which restrictions have lapsed as to 381,984 shares. As of December 31, 2007 2,065,000 non-qualified stock options have been granted under the Stock Plan of which none are vested (See “Executive Compensation — Stock Incentive Plan” for a detailed description of our equity compensation plan.)

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

During January 2007, we issued 54,621 shares of our common stock pursuant to the terms of an Account Purchase agreement. We believe that this issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

On October 7, 2007, we issued an aggregate of 5,000 shares of our restricted common stock under our Stock Plan to certain of our consultants. The securities were not sold for cash and were issued to persons who had provided services to us. Because each recipient of the restricted common stock is or was an employee or other service provider to the Company, we believe that each issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

The information under Item 11 of this Annual Report on Form 10-KSB under the caption “Equity Compensation Plan Information as of December 31, 2007” is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements,” which can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described on page 1 of this Annual Report, and the risks described at the end of Item 1 above.

Company Overview

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Fronius, Kyocera, Sharp, SunPower and Suntech. We currently serve customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national integrators of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association. To date, we have installed over 1,300 solar power systems and since the commencement of our operations in 2001, our sales have steadily grown to approximately $32.2 million in 2007.

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” As of March 10, 2008, we had ten offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Bakersfield, Manteca , Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as Fairfield, New Jersey. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our facilities. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

During September 2007, we introduced our new solar panel technology (“Andalay”), which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Andalay offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) 70% fewer roof-assembled parts and 50% less roof-top labor required; (v) 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Pursuant to an agreement with Suntech Power Holdings Co. Ltd. (“Suntech”), Suntech will provide us with volume manufacturing and delivery of our Andalay product used in our solar systen installations. During January 2008, we also entered into a Licensing Agreement with Suntech. The terms of the Licensing Agreement authorize Suntech to distribute our Andalay product in Europe, Japan, and Australia commencing in January 2008.

During November 2007, we raised approximately $26.1 million through a private placement offering to accredited investors. We will utilize portions of this additional working capital to fund our growth objectives and inventory needs relating to Andalay.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net sales:

	Year Ended December 31,
	2007	%	2006	%
Net sales	$32,211,761	100.0%	$13,390,139	100.0%
Cost of sales	25,372,691	78.8%	10,444,539	78.0%
Gross profit	6,839,070	21.2%	2,945,600	22.0%
Operating Expenses
Sales and marketing	5,978,799	18.5%	1,562,732	11.7%
General and administrative	11,941,700	37.1%	3,124,454	23.3%
Total operating expenses	17,920,499	55.6%	4,687,186	35.0%
Loss from operations	(11,081,429)	(34.4)%	(1,741,586)	(13.0)%
Other income (expense)
Interest income (expense), net	34,650	0.1%	(67,655)	(0.5)%
Total other income (expense)	34,650	0.1%	(67,655)	(0.5)%
Loss before provision for income taxes	(11,046,779)	(34.3)%	(1,809,241)	(13.5)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(11,046,779)	(34.3)%	$(1,809,241)	(13.5)%

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Net sales

Net sales totaled $32.2 million for the year ended December 31, 2007, as compared to $13.4 million in 2006, or an increase of 140.6%. The increase was due to a higher volume of both residential and commercial installations for the year ended December 31, 2007 as compared to 2006. The increased volume reflects both widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installation throughout the year ended December 31, 2007. At December 31, 2007, we were operating eight offices in California and one office in New Jersey, as compared to two offices in California and one office in New Jersey at December 31, 2006.

Cost of sales

Cost of sales, including all installation expenses, during the year ended December 31, 2007 was 78.8% of sales, as compared to 78.0% in 2006. Gross profit for the year ended December 31, 2007 was 21.2% of net sales, as compared to 22.0% in 2006. This slight decline over the same period of the prior year is the result of higher panel costs and parts and supplies costs as a percentage of revenue. Our average sales price decreased to approximately $7,900 per kilowatt installed for 2007 as compared to approximately $8,700 per kilowatt installed during 2006.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2007 were 18.5% of net sales as compared to 11.7% of net sales during the prior year. Sales and marketing expenses were approximately $6.0 million for the year ended December 31, 2007 as compared to approximately $1.6 million in 2006. This increase is mainly due to higher sales and marketing payroll and sales commissions related to 55 additional sales and marketing employees hired during 2007 to support our increased sales levels. Advertising, public relations, internet marketing expenditures, trade shows, conferences and marketing expenditures also increased over 2006. We added an additional 55 sales and marketing employees during 2007 in order to support our increased sales levels.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2007 were 37.1% of net sales as compared to 23.3% of net sales during the prior year. General and administrative expenses increased to approximately $11.9 million in 2007 compared to approximately $3.1 million for the year ended December 31, 2006. We increased our general and administrative headcount by 10 positions during 2007 and payroll expenses increased by approximately $2.8 million. Stock-based compensation increased approximately $2.3 million during the year ended December 31, 2007. Research and development costs increased by $958,000 for the year ended December 31, 2007 as compared to the prior year. General and administrative expenses for legal, accounting and other professional services increased approximately $830,000 due primarily to investor relations costs and costs associated with Sarbanes-Oxley implementation costs. Rent expense increased by $441,000 as a result of expanding our infrastructure and opening six additional offices during the year ended December 31, 2007.

Interest expense, net

A credit line of $25.0 million is available to us under our credit facility with Comerica Bank (the “2007 Credit Facility”), as evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended. Interest expense was approximately $112,000 for the year ended December 31, 2007, related primarily to our 2007 Credit Facility, including credit facility loan fees of approximately $4,000. Interest expense was offset by interest income of approximately $147,000 during the year ended December 31, 2007. Interest expense was approximately $68,000 during the same period in 2006, which related primarily to our previous credit facility with Citibank (West) FSB.

Income taxes

During the years ended December 31, 2007 and 2006, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset

Liquidity and Capital Resources

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

On December 19, 2006, we issued a master revolving note between us and Comerica Bank (the “Master Revolving Note”, or the “2006 Credit Facility”). On January 29, 2007, we replaced the 2006 Credit Facility with the 2007 Credit Facility. Using proceeds from the 2007 Credit Facility, we satisfied all of our outstanding obligations under the Master Revolving Note resulting in the termination of the Master Revolving Note and related security agreement.

The 2007 Credit Facility is evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended (the “Security Agreement”). Borrowings under the 2007 Credit Facility bear interest at prime minus 0.5%, payable on the first of each month. The 2007 Credit Facility matures on July 1, 2009, at which time all outstanding amounts will become due and payable. The Security Agreement grants Comerica Bank a first priority security interest in all of our assets, now owned or later acquired, to secure timely repayment of the 2007 Credit Facility. As of December 31, 2007, nothing was outstanding under the 2007 Credit Facility and approximately $24.8 million in additional borrowing capacity was available at December 31, 2007.

On March 8, 2007, we closed a private placement offering to accredited investors (the “March 2007 Private Placement”) in which we realized gross proceeds of approximately $4.1 million, before commissions and expenses. In connection with the March 2007 Private Placement closing, we issued to investors an aggregate of 2,062,304 shares of common stock and (i) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $2.75 per share, and (ii) three-year warrants to purchase 206,230 shares of common stock with an exercise price of $3.00 per share. Empire Financial Group, Inc. acted as placement agent with respect to the offering and received (i) a cash fee of $149,250 and (ii) a three-year warrant to purchase 53,250 shares of common stock at an exercise price of $2.75 per share. The Westly Group acted as a finder with respect to the offering and received (i) a cash fee of $35,000 and (ii) a three-year warrant to purchase 15,000 shares of common stock at an exercise price of $2.75 per share. Westminster Securities Corporation also received a finder’s fee of $21,000 and a three-year warrant to purchase 11,726 shares of common stock at an exercise price of $1.97 per share. On April 6, 2007 we filed a registration statement with the SEC covering the shares of common stock issued in the March 2007 Private Placement and the shares of common stock issuable upon exercise of the warrants issued in the March 2007 Private Placement. Such registration statement became effective on April 16, 2007.

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

On November 6, 2007, we closed a private placement offering to accredited investors (the “November 2007 Private Placement”) in which we realized gross proceeds of approximately $26.1 million, before commissions and expenses. In connection with the November 2007 Private Placement, we issued to investors an aggregate of 3,728,572 shares of common stock and five-year warrants to purchase 745,716 shares of common stock with an exercise price of $10.08 per share. Cowen and Company, LLC acted as the sole placement agent with respect to the November 2007 Private Placement and received (i) a cash fee of $1,246,500 which included a placement agent fee of $1,171,500 and $75,000 for legal and out-of-pocket expenses and (ii) a three-year warrant to purchase 83,679 shares of common stock at an exercise price of $10.08 per share. Empire Financial Group, Inc. received (i) a cash fee of $460,250 and (ii) a five-year warrant to purchase 197,250 shares of common stock at an exercise price of $10.08 per share as a finder’s fee in connection with the November 2007 Private Placement. On November 29, 2007, we filed a registration statement on Form S-3 with the SEC covering the shares of common stock sold in the November 2007 Private Placement and shares of common stock underlying the warrants issued in the November 2007 Private Placement. Such registration statement was declared effective on December 14, 2007.

Cash paid for placement agent fees and finders fees for the March 2007 Private Placement were $180,250. Cash paid for placement agent fees and finders fees for the June 2007 Private Placement were $654,850. Cash paid for placement agent fees and finders fees for the November 2007 Private Placement were $1,706,750. Cash paid for other direct professional and registration fees incurred relating to the March 2007 Private Placement, the June 2007 Private Placement, the November 2007 Private Placement and other registration statements totaled $484,196 during the year ended December 31, 2007. In connection with the Merger, we also completed a private placement during 2006. Cash paid for placement agent fees during 2006 were $61,500.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of December 31, 2007 we had approximately $22.3 million in cash on hand and approximately $24.8 million in additional borrowing capacity was available under our 2007 Credit Facility at December 31, 2007.

Cash flows used in operating activities were approximately $18.8 million and approximately $2.3 million for the years ended December 31, 2007 and 2006, respectively. Large purchases of solar panel inventory occurred during 2007 in preparation for installation on various residential and commercial jobs, in addition to an increase in our overall state rebates receivable balances. Similarly, accounts payable rose in response to the increase in inventory purchases as a result of the increase in overall revenue levels. We believe a high level of inventory is a significant benefit in our industry. Panels may be difficult to procure and are generally immediately fungible.

Cash flows used in investing activities were approximately $1.8 million and approximately $174,000, respectively, for the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, we acquired vehicles, office equipment, office furniture and other fixed assets primarily for our new corporate office location and for our most recently added Lake Forest, Bakersfield, Manteca, Santa Rosa, Palm Springs and San Diego office locations.

Cash flows provided by financing activities were approximately $41.9 million and approximately $3.2 million, respectively, for the year ended December 31, 2007 and 2006. During the year ended December 31, 2007, we raised proceeds of approximately $42.7 million, before cash paid for placement agent fees and registration fees of approximately $3.0 million, from the issuance of our common stock under three private placements. We received proceeds of approximately $2.0 million during 2007 from the exercise of warrants for shares of our common stock. In addition, we repaid $500,000 under our 2007 Credit Facility during the year ended December 31, 2007. During the year ended December 31, 2006, we raised proceeds of approximately $3.2 million from the issuance of our common stock under a private placement.

Contractual obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,948,056	$773,011	$1,097,995	$77,050	$—
Capital leases	70,799	24,130	46,669	—	—
	$2,018,855	$797,141	$1,144,664	$77,050	$—

Application of critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2007 and 2006 as filed in this Annual Report on Form 10-KSB provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion method for commercial installations.

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

Stock-based compensation. We measure the cost of services received in exchange for equity-based awards based on the grant date fair value. Pre-vesting forfeitures are estimated at the time of grant and we periodically revise those estimates in subsequent period if actual forfeitures differ from those estimates. Equity-based compensation is recognized for equity-based awards expected to vest.

Warranty Provision. We warrant our products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters have a warranty period range of 5-25 years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We provide for a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. We record a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment.

Seasonality

Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes in weather as well as state or Federal subsidies . Historically, sales are highest during the third and fourth quarters as a result of good weather and robust bookings in the second quarter.

Item 7. Financial Statements.

See the Company’s Financial Statements beginning on page 26.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Akeena Solar, Inc.

We have audited the accompanying consolidated balance sheets of Akeena Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akeena Solar, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger and Mayer LLP
San Francisco, CA
March 17, 2008

AKEENA SOLAR, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Current assets
Cash and cash equivalents	$22,313,717	$992,376
Accounts receivable, net	9,465,055	3,434,569
Other receivables	278,636	5,000
Inventory	8,848,467	1,791,816
Prepaid expenses and other current assets, net	3,055,787	833,192
Total current assets	43,961,662	7,056,953
Property and equipment, net	1,796,567	194,867
Due from related party	—	21,825
Customer list, net	84,698	230,988
Goodwill	318,500	—
Other assets	162,880	24,751
Total assets	$46,324,307	$7,529,384
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,716,475	$2,053,567
Customer rebate payable	346,097	1,196,363
Accrued liabilities	1,431,880	622,184
Accrued warranty	647,706	508,655
Common stock issuable	—	175,568
Deferred purchase price payable	20,000	—
Deferred revenue	1,442,834	981,454
Credit facility	—	500,000
Current portion of capital lease obligations	24,130	12,205
Current portion of long-term debt	191,845	17,307
Total current liabilities	10,820,967	6,067,303
Capital lease obligations, less current portion	46,669	42,678
Long-term debt, less current portion	644,595	28,673
Total liabilities	11,512,231	6,138,654
Commitments, contingencies and subsequent events (Notes 17 and 20)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,410,684 and 15,877,751 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	27,411	15,878
Additional paid-in capital	47,412,518	2,955,926
Accumulated deficit	(12,627,853)	(1,581,074)
Total stockholders’ equity	34,812,076	1,390,730
Total liabilities and stockholders’ equity	$46,324,307	$7,529,384

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

	2007	2006
Net sales	$32,211,761	$13,390,139
Cost of sales	25,372,691	10,444,539
Gross profit	6,839,070	2,945,600
Operating expenses
Sales and marketing	5,978,799	1,562,732
General and administrative	11,941,700	3,124,454
Total operating expenses	17,920,499	4,687,186
Loss from operations	(11,081,429)	(1,741,586)
Other income (expense)
Interest income (expense), net	34,650	(67,655)
Total other income (expense)	34,650	(67,655)
Loss income before provision for income taxes	(11,046,779)	(1,809,241)
Provision for income taxes	—	—
Net loss	$(11,046,779)	$(1,809,241)
Loss per common and common equivalent share:
Basic	$(0.52)	$(0.16)
Diluted	$(0.52)	$(0.16)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	21,117,399	11,193,143
Diluted	21,117,399	11,193,143

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2006	8,000,000	$8,000	$(7,000)	$(519)	$481
Net equity of Fairview Energy Corporation, Inc. at date of reverse merger	3,656,466	3,656	3,015	—	6,671
Proceeds from issuance of common stock at $1.00 under private placement, $0.001 par value	3,217,500	3,218	3,214,282	—	3,217,500
Total placement agent fees	—	—	(131,539)	—	(131,539)
Warrants issued to placement agent	—	—	70,039	—	70,039
Stock-based compensation expense	3,785	4	37,815	—	37,819
Distribution to stockholder	—	—	—	(11,000)	(11,000)
Reclassification of S corporation accumulated deficit to additional paid-in capital	—	—	(239,686)	239,686	—
Exercise of warrants for common shares at an exercise price of $0.01, $0.001 par value	1,000,000	1,000	9,000	—	10,000
Net loss	—	—	—	(1,809,241)	(1,809,241)
Balance at December 31, 2006	15,877,751	15,878	2,955,926	(1,581,074)	1,390,730
Proceeds from issuance of common stock at $1.97 under private placement, $0.001 par value	2,062,304	2,062	4,060,677	—	4,062,739
Proceeds from issuance of common stock at $2.75 under private placement, $0.001 par value	4,567,270	4,567	12,555,426	—	12,559,993
Proceeds from issuance of common stock at $7.00 under private placement, $0.001 par value	3,728,572	3,729	26,096,275	—	26,100,004
Total placement agent fees and registration fees	—	—	(5,462,376)	—	(5,462,376)
Warrants issued to placement agent and warrants issued for finders fees	—	—	2,436,330	—	2,436,330
Issuance of common shares at $3.21, as per an account purchase agreement, $0.001 par value	54,621	55	175,513	—	175,568
Issuance of common shares at $3.14, as per an asset purchase agreement, $0.001 par value	100,000	100	313,900	—	314,000
Exercise of warrants for common shares, $0.001 par value	641,967	642	2,033,129	—	2,033,771
Release of restricted common shares, $0.001 par value, and stock-based compensation expense	378,199	378	2,247,718	—	2,248,096
Net loss	—	—	—	(11,046,779)	(11,046,779)
Balance at December 31, 2007	27,410,684	$27,411	$47,412,518	$(12,627,853)	$34,812,076

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(11,046,779)	$(1,809,241)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	201,245	36,953
Amortization of customer list and customer contracts	319,233	101,391
Bad debt expense	53,677	41,743
Non cash stock-based compensation expense	2,248,096	37,819
Loss on asset disposal	1,388	—
Changes in assets and liabilities:
Accounts receivable	(6,084,163)	(1,798,123)
Other receivables	(273,636)	(4,249)
Inventory	(7,056,651)	(1,251,948)
Prepaid expenses and other current assets	(2,221,538)	(452,681)
Other assets	(138,129)	(20,824)
Accounts payable	4,662,908	914,584
Customer rebate payable	(850,266)	878,178
Accrued liabilities and accrued warranty	939,747	560,243
Deferred revenue	461,380	507,422
Net cash used in operating activities	(18,783,488)	(2,258,733)
Cash flows from investing activities
Acquisition of property and equipment	(1,680,661)	(88,585)
Acquisition of customer list	(77,000)	(101,618)
Cash acquired in reverse merger transaction	—	16,871
Increase (decrease) in amount due from related party	21,825	(800)
Acquisition of Alternative Energy, Inc.	(80,000)	—
Net cash used in investing activities	(1,815,836)	(174,132)
Cash flows from financing activities
Borrowing on long-term debt	819,468	21,084
Repayment of long-term debt	(90,542)	(17,661)
Repayments on line of credit, net	(500,000)	—
Distributions to stockholder	—	(11,000)
Payment of capital lease obligations	(38,722)	(3,228)
Issuance of common stock under private placement	42,722,736	3,217,500
Proceeds from exercise of warrants	2,033,771	10,000
Payment of placement agent fees and registration fees	(3,026,046)	(61,500)
Net cash provided by financing activities	41,920,665	3,155,195
Net increase in cash and cash equivalents	21,321,341	722,330
Cash and cash equivalents
Beginning of year	992,376	270,046
End of year	$22,313,717	$992,376
Supplemental cash flows disclosures:
Cash paid during the year for Interest	$112,474	$59,129
Non cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finders fees	$2,436,330	$70,039
Issuance of common stock under an account purchase agreement	$175,568	$—
Issuance of common stock for purchase of net assets under an asset purchase agreement	$314,000	$—
Common stock issuable pursuant to an account purchase agreement	$—	$175,568
Assets acquired under capital lease	$54,638	$58,111
Vehicle loans assumed under asset purchase agreement	$61,534	$—

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1. Description of Business

Akeena Solar, Inc. (the “Company” or “Akeena Solar”) was incorporated in February 2001 as a Subchapter S corporation in the State of California. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of a private placement of 3,217,500 shares of the Company’s common stock (the “2006 Private Placement”) at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 14). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.

The Company is engaged in the design and installation of solar panel systems to residential and commercial markets.

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

Accounts Receivable

The Company regularly evaluates the collectibility of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have been minimal and within management’s expectations. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. Accounts receivable consist of trade receivables and amounts due from state agencies for rebates on state-approved solar systems installed. These rebate amounts are passed on to the customer, either at the time the customer is billed, or when the money is received from the states by the Company. Included within customer rebate payable at December 31, 2007 and 2006 is approximately $346,000 and approximately $1.2 million, respectively, of rebates payable to customers. Usually, the various states remit the rebate amounts to the Company within 90-120 days.

Inventory

Inventory is stated at the lower of cost (on an average basis) or market value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the respective assets.

Estimated useful lives are as follows:

Category	Useful Lives
Furniture and Fixtures	7-10 years
Office Equipment	3-10 years
Vehicles	5 years
Leasehold Improvements	5 years

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company does not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2007 and 2006.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. The Company does not believe that there were any indicators of impairment that would require an adjustment at December 31, 2007. A customer list is being amortized over the estimated useful life of the list, which was determined to be eighteen months.

Manufacturer and Installation Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters have a warranty period range of 5-25 years. The Company assists the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. The Company provides for a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The Company records a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision for the installation warranty of approximately $648,000 and approximately $509,000 at December 31, 2007 and 2006, respectively, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

Revenue Recognition and Deferred Revenue

Revenue from installation of a system is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. The Company recognizes revenue for residential installations upon completion of a system installation. The Company utilizes the percentage-of-completion method to recognize revenue on commercial installations.

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

Stock-based Compensation

The Company applies the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for its Stock Incentive Plan. Under SFAS 123R, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant.

Advertising

The Company expenses advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2007 and 2006 was approximately $1.0 million and $150,000, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold. Amounts billed to customers for shipping and handling are recorded as revenue and were not significant for the years ended December 31, 2007 and 2006.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended December 31, 2007.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the years ended December 31, 2007 and 2006, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss.

At December 31, 2007, warrants to purchase 2,238,033 shares of the Company’s common stock and 623,166 non-vested restricted shares, net of forfeitures (see Notes 13 and 14), are dilutive securities that may dilute future earnings per share. At December 31, 2006, warrants to purchase 61,500 shares of the Company’s common stock and 354,622 non-vested restricted shares, net of forfeitures (see Notes 13 and 14), are dilutive securities that may dilute future earnings per share.

The weighted-average number of common shares outstanding were 21,117,399 and 11,193,143 for the years ended December 31, 2007 and 2006, respectively. The weighted-average number of common shares used to calculate basic earnings per share for the year ended December 31, 2006 includes 1,000,000 contingently issuable warrants to purchase shares of the Company’s common stock in accordance with SFAS No. 128, “Earnings Per Share.” The 1,000,000 warrants were exercised for 1,000,000 common shares during 2006.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Akeena Solar and Fairview, pursuant to the Merger as described in Note 1. The Company also has two wholly-owned subsidiaries as of December 31, 2007. Akeena Corp. is a wholly-owned subsidiary of Akeena Solar and Andalay Solar, Inc. is a wholly-owned subsidiary of Akeena Solar. All inter-company accounts have been eliminated in consolidation.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or consolidated results of operations.

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. The Company does not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning March 31, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial position or consolidated results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning March 31, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position or consolidated results of operations.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated results of operations or financial condition.

3. Accounts Receivable

Accounts receivable consists of the following:

	December 31, 2007	December 31, 2006
State rebates receivable	$5,121,754	$1,746,975
Trade accounts	4,389,425	1,671,237
Rebate receivable assigned to vendor	30,135	44,939
Other accounts receivable	21,000	15,000
Less: Allowance for doubtful accounts	(97,259)	(43,582)
	$9,465,055	$3,434,569

4. Inventory

Inventory consists of the following:

	December 31, 2007	December 31, 2006
Work in process	$394,280	$—
Finished goods	8,464,519	1,791,816
Less: provision for obsolete inventory	(10,332)	—
	$8,848,467	$1,791,816

5. Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31, 2007	December 31, 2006
Vehicles	$1,278,507	$272,785
Office equipment	519,750	4,089
Leasehold improvements	224,247	4,013
Furniture and fixtures	74,191	13,284
	2,096,695	294,171
Less: Accumulated depreciation and amortization	(300,128)	(99,304)
	$1,796,567	$194,867

Depreciation expense for the years ended December 31, 2007 and 2006 was approximately $201,000 and $37,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $16,000 at December 31, 2007. Accumulated depreciation related to approximately $64,000 of assets under capital leases was approximately $4,000 at December 31, 2006.

6. Assets Acquired

On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”) who, subsequent to the execution of the Purchase Agreement, became an employee of the Company. This employee was hired to expand the Company’s operations into Fresno, California. The customer contracts of approximately $109,000 are included within “Prepaid expenses and other current assets, net” in the accompanying consolidated balance sheets at December 31, 2007 and 2006, net of accumulated amortization of approximately $109,000 at December 31, 2007 and approximately $55,000 at December 31, 2006. The customer contracts were amortized over the period during which the respective installations were completed. Fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” at December 31, 2007 and 2006. A customer listing valued at approximately $354,000 is included within “Customer list, net” in the accompanying consolidated balance sheets at December 31, 2007, net of accumulated amortization of approximately $269,000 at December 31, 2007 and approximately $46,000 at December 31, 2006. The customer list is being amortized over an eighteen month period. Upon execution of the Purchase Agreement, the Seller received approximately $196,000 and during January 2007, received approximately $176,000 in the Company’s common stock, based upon the weighted-average closing price of the shares. The $176,000 was settled in 54,621 shares of the Company’s common stock. The total assets purchased under the Purchase Agreement were approximately $500,000 which consisted of the customer contracts valued at approximately $109,000, property and equipment of approximately $37,000, and a customer list valued at approximately $354,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and a customer list.

Additionally, under the terms of the Purchase Agreement, the Seller received cash of $77,000 during April 2007. Certain revenue milestone amounts were attained during 2007 and the Seller received 29,481 shares of the Company’s common stock during January 2008 (see Note 20). If certain revenue milestone amounts are attained during 2008, then the Seller may receive 27,143 shares of the Company’s common stock. Additionally, per the terms of the Purchase Agreement, the Seller is entitled to receive 14,286 shares of the Company’s common stock on December 31, 2008, as long as the Seller remains employed by the Company at that time. The 29,481 shares of the Company’s common stock are treated as compensation expense during the year ended December 31, 2007. The additional shares of the Company’s common stock that may be issued to the Seller based upon the Seller’s attainment of certain revenue milestone amounts will be treated as compensation expense and are limited to a maximum of 200,000 shares pursuant to the terms of the Purchase Agreement.

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

7. Acquisitions

On May 3, 2007, the Company purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for approximately $100,000 and 100,000 shares of the Company’s common stock (see Note 12).

The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination pursuant to SFAS No. 141, “Business Combinations.” The Company assumed AEI vehicle loans and leases and also assumed an operating lease for AEI’s offices located in Santa Rosa, California, which expires in September 2008 and provides for monthly rent payments of approximately $2,600. As per the terms of the Asset Purchase Agreement, the Company purchased fixed assets valued at approximately $102,000 and customer contracts valued at approximately $97,000. The Company recorded approximately $319,000 of goodwill acquired in connection with the AEI transaction. The Company assumed approximately $94,000 in vehicle loans and leases, which includes approximately $31,000 for a capital lease, and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Fixed assets purchased of approximately $102,000 are included within “Property and equipment, net” in the accompanying consolidated balance sheets at December 31, 2007. Customer contracts of approximately $97,000 are included within “Prepaid expenses and other current assets, net” in the accompanying consolidated balance sheets at December 31, 2007, net of accumulated amortization of approximately $42,000. The customer contracts are being amortized over the period during which the respective installations are completed, which will range from 3-12 months from the purchase date of these contracts. Goodwill of approximately $319,000 is included within “Goodwill” in the accompanying consolidated balance sheets at December 31, 2007.

Concurrent with the execution of the business combination under the Asset Purchase Agreement, the Company entered into a two-year employment agreement with one of the principal shareholders of AEI, as regional sales manager of its Santa Rosa, California office. The employment agreement, which expires on June 1, 2009, provides for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals are achieved payable in shares of our common stock and severance payments. This Santa Rosa regional sales manager has also agreed not to compete with the Company in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California. As this transaction with AEI does not meet the significant asset test, pro forma financial information is not being provided within this Form 10-KSB.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2007	December 31, 2006
Accrued salaries, wages and benefits	$600,742	$72,048
Customer deposits	362,390	308,802
Accrued accounting and legal fees	146,000	35,200
Other accrued liabilities	322,748	206,134
	$1,431,880	$622,184

9. Credit Facility

On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. On January 29, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to the prime rate (“Prime”) minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008, at which time all amounts under the 2007 Credit Facility will become due and payable. Effective December 31, 2007, the Second Modification to Loan and Security Agreement (the “Second Modification”) to the Credit Facility (i) increased the Company’s line of credit from $7.5 million to $25.0 million and (ii) changed the maturity date of the 2007 Credit Facility to July 1, 2009. Pursuant to the amended terms, the first $17.5 million borrowed under the 2007 Credit Facility will not be governed by any formula restrictions but is subject to satisfaction by the Company of a cash collateral balance requirement. Additional borrowing above $17.5 million will be subject to the same borrowing formula as set forth in the Loan Agreement, except that 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification) are now eligible under the borrowing formula.

As of December 31, 2007, nothing was borrowed under the 2007 Credit Facility and $24.8 million of additional borrowing capacity was available at December 31, 2007. Under the amended terms of the 2007 Credit Facility, the Company can borrow up to $17.5 million with no formula restriction. Borrowing above $17.5 million would be limited to 80% of Eligible Accounts Receivable plus 55% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum amount of $7.5 million that is governed by the borrowing formula. As of December 31, 2007, 80% of the Company’s Eligible Accounts Receivable was approximately $5.6 million, and 55% of Inventory Availability was approximately $4.6 million. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility.

10. Capital Lease Obligations

The Company’s capital lease obligations consist of three forklifts and two vehicles under capital leases. The Company’s scheduled principal maturities relating to capital lease obligations at December 31, 2007 are as follows:

2008	$24,130
2009	23,292
2010	18,476
2011	4,901
2012	—
$70,799
Less: current portion	(24,130)
$46,669

11. Long-Term Debt

The Company’s long-term debt consists of thirty-six vehicle loans. The interest rates on these vehicle loans range from 1.9% to 10.5%. The scheduled principal maturities of long-term debt at December 31, 2007 are as follows:

2008	$191,845
2009	195,821
2010	197,170
2011	164,148
2012	84,945
2013	2,511
$836,440
Less: current portion	(191,845)
$644,595

12. Stockholders’ Equity

The Company was incorporated in 2001 as a Subchapter S corporation. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock, which totaled 8,000,000 shares. In addition, in connection with the reverse merger, the Company’s 1,000,000 outstanding warrants were exchanged for warrants of Fairview. The warrants to purchase 1,000,000 shares of the Company’s common stock were exercised and 1,000,000 shares of common stock were issued during 2006 at the exercise price of $0.01, for approximately $10,000. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the closing of the 2006 Private Placement of 3,217,500 shares of the Company’s common stock at an issue price of $1.00 per share for a total of $3,217,500, net of placement agent fees of $131,539, and the cancellation of 3,877,477 shares of Fairview common stock, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. The $131,539 of placement agent fees were comprised of $61,500 in cash fees paid and warrants to purchase 61,500 shares of the Company’s common stock valued at $70,039 (see Note 14). Since the stockholders of Akeena Solar own a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar is deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets and liabilities of Akeena Solar and Fairview, and the historical operations of Akeena Solar and the operations of Fairview from the closing date of the Merger.

During January 2007, 54,621 shares of the Company’s common stock were issued at a value of approximately $176,000 in accordance with the terms of the Purchase Agreement as described in Note 5. During March 2007, the Company issued 2,062,304 shares of common stock and raised approximately $4.1 million under a private placement offering (the “March 2007 Private Placement”). Placement agent fees and registration fees relating to the March 2007 Private Placement include warrants to purchase 79,976 shares of the Company’s common stock valued at $122,308 (see Note 14). During May 2007, 100,000 shares of the Company’s common stock were issued at a value of approximately $314,000 in accordance with the terms of the business combination under the Asset Purchase Agreement as described in Note 7. During June 2007, the Company issued 4,567,270 shares of common stock and raised approximately $12.6 million under a private placement offering (the “June 2007 Private Placement”). Placement agent fees and registration fees relating to the June 2007 Private Placement include warrants to purchase 385,964 shares of the Company’s common stock valued at $880,219 (see Note 14). Placement agent fees and registration fees relating to the March 2007 Private Placement and the June 2007 Private Placement include cash fees paid of approximately $1.0 million.

On November 6, 2007, the Company closed a private placement offering to accredited investors (the “November 2007 Private Placement”) in which approximately $26.1 million of gross proceeds were raised, before commissions and expenses. In connection with the November 2007 Private Placement, 3,728,572 shares of common stock were issued to investors and five-year warrants to purchase 745,716 shares of common stock with an exercise price of $10.08 per share were issued to investors. Cowen and Company, LLC acted as the sole placement agent with respect to the November 2007 Private Placement and received (i) a cash fee of $1,246,500 which included a placement agent fee of $1,171,500 and $75,000 for legal and out-of-pocket expenses and (ii) a three-year warrant valued at $361,805 to purchase 83,679 shares of common stock at an exercise price of $10.08 per share. Empire Financial Group, Inc. received (i) a cash fee of $460,250 and (ii) a five-year warrant valued at $1,071,999 to purchase 197,250 shares of common stock at an exercise price of $10.08 per share as a finder’s fee in connection with the November 2007 Private Placement.

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

13. Stock Option Plan and Stock Incentive Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, which, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of December 31, 2007 and 2006.

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

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on the restricted shares granted shall generally expire at a rate of 25% a year over four years, unless decided otherwise by the Company’s Compensation Committee. Upon the lapse of the restriction period, the restricted stock grantee shall become entitled to receive a stock certificate evidencing the common shares, and the restrictions shall cease to exist.

The Company recognized stock-based compensation expense of approximately $2.3 million and approximately $38,000 during the years ended December 31, 2007 and 2006, respectively, relating to compensation expense calculated in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the years ended December 31, 2007 and 2006:

	Number of Restricted Shares 2007	Number of Restricted Shares 2006
Outstanding and not vested beginning balance	354,622	—
Granted during the year	761,488	407,305
Forfeited/cancelled during the year	(114,745)	(48,898)
Released/vested during the year	(378,199)	(3,785)
Outstanding and not vested at December 31, 2007 and 2006	623,166	354,622

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2007, there was approximately $1.5 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.7 years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the years ended December 31, 2007 and 2006, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the twelve months ended December 31, 2007:

Number of Shares Subject To Option
Outstanding at January 1, 2007	—
Granted during 2007	2,065,000
Forfeited/cancelled during 2007	—
Exercised during 2007	—
Outstanding at December 31, 2007	2,065,000

Exercisable at December 31, 2007	—

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The fair value of stock option grants during the year ended December 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.4% to 4.2%, an expected life of 3.5 years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The weighted-average fair value per share of the stock options as determined on the date of grant was $3.51 and the weighted-average exercise price is $5.31 for the 2,065,000 stock options outstanding as of Decemeber 31, 2007. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2007, there was approximately $4.5 million of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of three years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for years ended December 31, 2007 and 2006, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

14.  Stock Warrants

In March 2001, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01 in exchange for the purchase of assets from Akeena Wireless, Inc. (“AWI”), (see Note 16). The warrants to purchase 1,000,000 shares of the Company’s common stock were exercised and 1,000,000 shares of common stock were issued during 2006 at the exercise price of $0.01, for approximately $10,000.

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

During November 2007, the Company issued warrants to purchase 280,929 shares of the Company’s common stock at an exercise price of $10.08 per share in connection with the November 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.7% to 4.0%, expected lives ranging from three to five years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $1.4 million. In connection with the $26.1 million raised under the November 2007 Private Placement and the issuance of 3,728,572 shares of common stock to the investors, the Company also issued to the investors in the November 2007 Private Placement warrants to purchase 745,716 shares of the Company’s common stock, with an exercise price of $10.08 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the November 2007 Private Placement was approximately $5.0 million. The total relative fair value of the common stock and the warrants issued to investors under the November 2007 Private Placement was approximately $30.2 million.

During the years ended December 31, 2007 and 2006, warrants to purchase 641,967 and 1,000,000 shares of the Company’s common stock were exercised, respectively. As of December 31, 2007, warrants to purchase 2,238,033 shares of the Company’s common stock were outstanding and exercisable. As of December 31, 2006, warrants to purchase 61,500 shares of the Company’s common stock were outstanding and exercisable.

15. Income Taxes

As the Company was a Subchapter S corporation until June 2006, any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes. During the years ended December 31, 2007 and 2006, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31, 2007	December 31, 2006
Tax at Federal statutory rate	$(3,755,905)	$(553,376)
State taxes, net of Federal benefit	(679,239)	(86,959)
Research credits	(44,919)	—
Other permanent items	24,195	—
Valuation allowance	4,455,868	640,335
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss and credit carryforwards	$3,306,347	$640,335
Stock-based compensation	921,085	—
Accruals	727,116	—
Basis difference for fixed assets and intangibles	141,655	—
Total gross deferred tax assets	5,096,203	640,335
Valuation allowance	(5,096,203)	(640,335)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At December 31, 2007, the Company had useable net operating loss carryforwards of approximately $8.1 million for federal and state income tax purposes, available to offset future taxable income expiring in 2017 and 2027, respectively. At December 31, 2006, the Company had useable net operating loss carryforwards of approximately $1.6 million for federal and state income tax purposes, available to offset future taxable income expiring in 2016 and 2026, respectively. The net change in the valuation allowance during the years ended December 31, 2007 and 2006 was an increase of approximately $4.5 million due primarily to current year losses and approximately $640,000, respectively.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2007, but believes that these provisions will not limit the availability of losses to offset future income.

16. Related Party Transactions

The Chief Executive Officer of the Company is a director of AWI and is currently a custodian for AWI. The Company previously issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01 in exchange for the purchase of assets from AWI. The Company did not enter into any transactions with AWI during 2007.

At December 31, 2006, the Company had an amount due from Andalay Solar, Inc. (“Andalay Solar”) for expenses of approximately $22,000 paid by the Company on behalf of Andalay Solar recorded as “Due from related party” within the accompanying consolidated balance sheet. The Chief Executive Officer of the Company is a director of Andalay Solar. Andalay Solar became a wholly-owned subsidiary of the Company during October 2007.

During September 2006, the Company entered into the Purchase Agreement as described in Note 6. After the Purchase Agreement was executed, the Seller transferred ownership of Solahart All Valley Energy Systems (“Solahart”), a Fresno-based installer of solar energy systems, solar hot water systems and solar pool heaters, to a family member and became an employee of the Company. Solahart no longer installs solar energy systems, but continues to operate focusing on solar water heating installations used in swimming pool and residential water heating. From time to time, the Company utilizes subcontractor labor provided by Solahart. The Company paid approximately $22,000 & $159,000 to Solahart relating primarily to subcontracted installers during the years ended December 31, 2007 and 2006, respectively.

17. Commitments and Contingencies

Non-Cancelable Operating Leases

The Company’s operating lease for its Los Gatos, California corporate office facility expires during November 2009. Total rent expense amounted to approximately $528,000 and $87,000 for the years ended December 31, 2007 and 2006, respectively. The Company also has operating leases relating to its Fresno (Clovis), Orange County (Lake Forest), Bakersfield, Manteca, Santa Rosa, Palm Springs, and San Diego, California offices. The Company rents office and warehouse space in New Jersey on a month-to-month basis and also rents office and warehouse space in Thousand Oaks (Westlake Village), California on a month-to-month basis.

Future minimum lease payments on operating leases at December 31, 2007 are as follows:

2008	$773,011
2009	690,546
2010	263,955
2011	143,494
2012	77,050
Thereafter	—
Total minimum lease payments	$1,948,056

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

18. Significant Concentrations of Business and Credit Risk

Financial instruments that potentially subject the Company to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2007 and 2006, there was approximately $21.5 million and approximately $1.0 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $100,000.

The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. The Company has three vendors that accounted for approximately 71.9% of and 79.6%, respectively, of materials purchases during the years ended December 31, 2007 and 2006. At December 31, 2007, accounts payable included amounts owed to the 2007 top three vendors of approximately $5.1 million. At December 31, 2006, accounts payable included amounts owed to the 2006 top three vendors of approximately $1.3 million.

19. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved that the Company will establish a 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees may begin deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008 and the Company is not matching employee deferrals.

20. Subsequent Events

During January 2008, the Company entered into a Licensing Agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). The terms of the Licensing Agreement authorize Suntech to distribute the Company’s Andalay product in Europe, Japan, and Australia commencing in January 2008.

During January 2008, the Company’s Board of Directors approved the granting of an aggregate of 94,275 restricted common stock and an aggregate of 131,871 stock options to employees and consultants under the Company’s Stock Plan. Pursuant to the Purchase Agreement (see Note 6), the Company issued 29,481 shares of the Company’s common stock at a value of approximately $236,000. The $236,000 was treated as compensation expense during the year ended December 31, 2007 and is included within "Additional paid-in capital,” in the accompanying consolidated balance sheets.

During March 2008, the Company entered into a letter of intent with Kyocera Solar Inc. (“Kyocera”). Under the Kyocera agreement, Kyocera will manufacture Andalay panels utilizing their high efficiency solar cells and will deliver approximately 1.6 megawatts of panels to the Company during 2008. Kyocera will be the Company’s preferred supplier for commercial installations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our Accountants during 2007.

Item 8A.  Controls And Procedures.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 8A(T). Controls And Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

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

Management initiated the following activities intended to improve our internal control over financial reporting during 2007.

•
In September of 2007, we hired a new Chief Financial Officer, Gary Effren. Additionally, since September of 2006, we expanded our accounting department with the addition of a purchasing and inventory control position. A full-time clerical position was added, in addition to adding a payroll position and an invoicing position. By December of 2006, a senior accountant position was filled. Since May of 2006, we have retained an independent consultant trained in accounting and financial reporting who is a certified public accountant and who became a full-time employee during December 2007.

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

Item 8B.	Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and our executive officers are as follows:

Name	Age	Position
Barry Cinnamon	50	President, Chief Executive Officer, Secretary, Treasurer and Director

James Curran	57	Chief Operating Officer

Gary Effren	52	Chief Financial Officer

Steve Daniel	49	Executive Vice President Sales and Marketing

Edward Roffman	58	Director

George Lauro	49	Director

Jon Witkin	54	Director

Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

Barry Cinnamon, Chairman, President, Chief Executive Officer, Secretary, Treasurer and Director. Our founder, Barry Cinnamon, has served as director since the Company began in 2001. Mr. Cinnamon is a long-time advocate of solar energy and widely recognized solar energy expert. He started his career in solar energy in the late 1970s as a researcher into new flat plate and concentrating collector designs at the Massachusetts Institute of Technology (MIT). During the late 1970s and early 1980s, Mr. Cinnamon designed and installed active solar, passive solar and ground coupled heat pump systems. Mr. Cinnamon’s work in solar energy computer modeling led him into the software industry, where he served as Chief Executive Officer of Software Publishing Corporation, and founded Allegro New Media, a multimedia software publisher, which he led to an IPO in 1995. Mr. Cinnamon earned a BS Degree in Mechanical Engineering from MIT and a MBA degree in Marketing from Wharton School of the University of Pennsylvania. Mr. Cinnamon is a NABCEP-Certified Solar Installer, a licensed California C-46 Solar Contractor, a member of the board of directors of CALSEIA and SEIA, and an active member of the Silicon Valley Leadership Group.

James Curran, Chief Operating Officer. Mr. Curran joined the Company during May 2007. Mr. Curran most recently founded Shamrock Partners, LLP, a consulting firm specializing in e-commerce, business strategy and business planning for financial management and operations. Prior to founding Shamrock Partners, Mr. Curran was General Manager of International Business Management and Operations at Exodus Communications, a provider of Internet hosting for enterprises. Additionally, he served as the Executive Vice President of Information and Product Systems at Visa International. Prior to joining Visa, Mr. Curran spent over 20 years at IBM Corporate, where he held various executive positions in the software and personal computer business groups. Mr. Curran brings over 25 years of operations experience to the Company. Mr. Curran received a Bachelors degree in Philosophy from Cathedral College Seminary in New York.

Gary Effren, Chief Financial Officer. From 1980 to 2006, Mr. Effren held various executive financial positions at Knight Ridder, Inc., a Fortune 500 media company. Mr. Effren served as the Vice President/Finance of Knight Ridder since January 2005. Prior to that, Mr. Effren served as Senior Vice President/Finance and Chief Financial Officer of Knight Ridder from 2001 to 2004, and as Vice President/Controller of Knight Ridder from 1995 to 2001. During his tenure at Knight Ridder, Mr. Effren’s overall responsibilities included corporate accounting and financial reporting, strategic business development, tax, treasury, risk management and investor relations. Prior to joining Knight Ridder, Mr. Effren worked as an auditor at Peat Marwick Mitchell. Mr. Effren is a CPA with 30 years of experience in accounting and finance. Mr. Effren earned his MBA from the University of Miami and earned his Bachelors degree in Commerce from Rider College in New Jersey

Steve Daniel, Executive Vice President Sales and Marketing. Mr. Daniel joined the Company during January 2007. Mr. Daniel provides over 25 years experience in high-tech sales and business development management. Most recently, he was at BEA Systems, Inc. managing sales in the western U.S. with Global Systems Integrators such as Accenture and Deloitte. Mr. Daniel also worked at MarketFirst as Vice President of Western Sales and as Senior Sales Director at Exodus Communications. Mr. Daniel holds a B.S. in Industrial Engineering and Operations Research from the University of Massachusetts at Amherst.

Ed Roffman, Director.  Mr. Roffman has been a director since August 2006. Mr. Roffman served as Chief Financial Officer of Red Mile Entertainment, Inc. from January 2005 until April 2006 and at Fluent Entertainment, Inc. from February 2003 to December 2004. Both companies are consumer software developers and publishers. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. From August 1995 to January 1999, Mr. Roffman served as Chief Financial Officer and Chief Operating Officer at Palladium Interactive, Inc., a consumer software company. Mr. Roffman currently serves on the board and audit committee of Silverstar Holdings (NASDAQ: SSTR), a publicly traded publisher and developer of interactive entertainment software. Mr. Roffman is a CPA with over 30 years of experience in accounting and finance. Mr. Roffman earned his BBA in accounting from Temple University.

George Lauro, Director. Mr. Lauro has been a director since July 2007. Mr. Lauro has been a senior partner at Alteon Capital Partners since January 2007, a Silicon Valley firm that provides direct venture investment and advisory services to private companies in the semiconductors, MEMS, nanotech and photonics sectors. From May 2006 to January 2007, Mr. Lauro was Managing Director at Techfarm Ventures, a Silicon Valley venture capital firm with approximately $250M under management. He was also Managing Director at Wasserstein Venture Capital from May 1999 to May 2005 and was one of two partners managing over $300M across two venture funds. Before joining Wasserstein, Mr. Lauro was Director of Rapid Commercialization at IBM Headquarters from September 1995 to May 1999. At Motorola (NASDAQ: MOT), he conceived the world's first consumer handheld Global Positioning Product (Traxar GPS), invented new classes of RF transponders, and launched Motorola's businesses in these spaces. He completed a Bachelors degree in Electrical Engineering from Brown, a Master of Business Administration from Wharton, and graduate work in Astronautics at MIT. Mr. Lauro currently serves as a Director on ChipX and Pinyon Technologies.

Jon Witkin, Director.  Mr. Witkin has been a director since July 2007. Mr. Witkin is a co-owner of Western States Glass, the largest independent flat glass distributor in Northern California, which he co-founded in 1991. Mr. Witkin oversees Western States Glass's operations, including its fleet of delivery vehicles and remote offices throughout California. Prior to founding Western States Glass, Mr. Witkin was a Partner at Bay Mirror and an Area Sales Manager at ACI Glass Distribution (“ACI”). He also served in various sales and management roles at the Havlin Witkin Corporation which was sold to ACI. Mr. Witkin earned a Bachelors of Science degree in 1976 from the University of Utah.

 There are no family relationships among our directors, nominees for director and executive officers. The Company encourages but does not require members of the Board of Directors to attend the annual meetings of the stockholders.

Committees of the Board of Directors

The Board of Directors held one meeting during 2007 and acted by unanimous written consent twenty-three times during 2007. The Board of Directors did not hold any meetings in 2006, instead acting by unanimous written consent sixteen times. In 2006, the Board of Directors was comprised of Ed Roffman and Barry Cinnamon. Mr. Roffman and Mr. Cinnamon were joined by George Lauro and Jon Witkin on July 18, 2007, increasing the size of the Board from two to four persons.

The Company has standing Nominating, Audit and Compensation committees of the Board of Directors. These committees were formed on July 18, 2007. In 2006, the Company did not have any committees.

The Nominating Committee. The Nominating Committee is comprised of Messrs. Witkin and Lauro.  The Nominating Committee of the Board of Directors performs the functions typical of a nominating committee, including: (i) developing and recommending corporate governance principles and procedures applicable to the Board of Directors and the Company’s employees; (ii) recommending committee composition and assignments; (iii) identifying individuals qualified to become directors; (iv) recommending director nominees; (v) recommending whether incumbent directors should be nominated for re-election to the Board of Directors and (vi) reviewing the adequacy of the Nominating Committee charter. The Nominating Committee has established a charter, which is available on the investor relations section of our website at www.akeena.com.

The Audit Committee. The Audit Committee is comprised of Messrs. Roffman, Lauro and Witkin. Our Board has designated Mr. Roffman our audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. The Audit Committee of the Board of Directors has the authority and responsibility to select, evaluate and, when appropriate, replace the company’s independent registered public accounting firm. The Audit Committee monitors the activities of the Company’s external auditors, including the audit scope, the external audit fees, auditor independence matters and the extent to which the independent auditors may be retained to perform advisory services. The Audit Committee also reviews the results of the external audit work to assess the adequacy and appropriateness of the Company’s financial and accounting controls. The Audit Committee reviews changes in accounting standards that impact the Company’s financial statements and discusses with management major events, including legal matters and tax audits, which may have significant financial impact or are the subject of discussions with the independent auditors. In addition, the Audit Committee oversees the Company’s internal compliance programs. The Audit Committee has established a charter, which is available on the investor relations section of our website at www.akeena.com.

The Compensation Committee. The Compensation Committee is comprised of Messrs. Lauro, Witkin and Roffman. The Compensation Committee administers the Company’s stock option plan, including the review and grant of stock options to officers, directors and other employees under the Company’s stock option plan. The Compensation Committee also reviews and approves various other Company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of the executive officers of the Company. The Compensation Committee has established a charter, which is available on the investor relations section of our website at www.akeena.com.

The Compensation Committee meets in person, telephonically or otherwise at least twice during each fiscal year for, among other things, the consideration and determination of executive and director compensation. The Compensation Committee may also hold special meetings or act by unanimous written consent as required. The Compensation Committee may request any officer or employee of the Company or the Company’s outside counsel to attend a meeting of the Compensation Committee or to meet with any members of, or consultants to, the Compensation Committee; provided, however, that the chief executive officer may not be present during any discussions or deliberations of the Compensation Committee regarding the chief executive officer’s compensation.

The chairperson of the Compensation Committee presides at each meeting of the Compensation Committee and, in consultation with the other members of the Compensation Committee, shall set the frequency and length of each meeting and the agenda of items to be addressed at each meeting. The chairperson will ensure that the agenda for each meeting is circulated in advance of the meeting. The Compensation Committee shall keep minutes of each of its meetings and conference calls and report its actions and any recommendations to the Board after each of the Compensation Committee’s meeting.

The Compensation Committee meetings are governed by the quorum and other procedures generally applicable to meetings of the Board under the Company’s bylaws, unless otherwise stated in the bylaws or by resolution of the Board or the Compensation Committee. The Compensation Committee shall have the authority to delegate any of its responsibilities to subcommittees as the Compensation Committee may deem appropriate.

The Compensation Committee reviews and approves on an annual basis the corporate goals and objectives with respect to the compensation for the Company’s chief executive officer and other executive officers. The Committee shall evaluate at least once a year the chief executive officer and other executive officers’ performance in light of these established goals and objectives and based upon these evaluations shall recommend to the full Board the chief executive officer and other executive officers’ annual compensation, including salary, bonus, incentive and equity compensation. In reviewing and recommending the compensation of the chief executive officer and other executive officers, the Committee may consider the compensation awarded to officers of similarly situated companies, the Company’s performance, the individuals’ performance, compensation given to the Company’s officers in past years or any other fact the Committee deems appropriate. The chief executive officer shall not be permitted to participate in any discussions or processes concerning his compensation, but may participate in a non-voting capacity in discussions or processes concerning the compensation of other executive officers.

The Compensation Committee develops and periodically assesses the Compensation Committee’s compensation policies applicable to the Company’s executive officers and directors, including the relationship of corporate performance to executive compensation. The Compensation Committee will review and recommend to the Board appropriate director compensation programs for service as directors, committee chairs and committee members.

The Board of Advisors

The Company has a Board of Advisors which provides general business advice and sales and marketing strategy advisory services. The Company’s Board of Advisors is comprised of the following members.

Steve Westly. Mr. Westly is founder of The Westly Group, which helps entrepreneurs build great companies in clean technology. Previously he served as controller and chief fiscal officer for the State of California. As controller, he chaired the State Lands Commission and served on 63 other boards and commissions, including CalPERS and CalSTRS, the nation’s two largest public pension funds. He also led an effort to commit more than $1 billion to clean technology investments. Westly began his career in Washington, D.C., where he worked first on Capitol Hill and later in the Office of Conservation and Solar at the U.S. Department of Energy. Westly then returned to California to become special assistant to the President of the California Public Utilities Commission. While there, he published two books on alternative energy and the utilities.

Joe Abrams. Mr. Abrams specializes in working with small technology companies to build shareholder value in the public markets. As a direct result of his efforts, he has completed merger and acquisition transactions in excess of $1 billion and small cap market equity raises in excess of $200 million. Abrams co-founded Intermix in 1998, the predecessor company to MySpace, which was sold to News Corp. in 2005 for $580 million. In 1983, Abrams co-founded The Software Toolworks, Inc., a publicly held developer, publisher, and distributor of educational and entertainment software, which was sold to Pearson, Plc. in 1994 for $462 million.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, none of the Company’s directors, officers or beneficial owners of more than 10% of its common stock failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007, except that Barry Cinnamon, Steve Daniel, John Witkin, George Lauro, Gary Effren, Jim Curran and Ed Roffman each filed one late Form 4 describing a change in ownership of our securities and George Lauro, Gary Effren and John Witkin each filed one late Form 3 describing an initial statement of beneficial ownership of our securities.

Code of Ethics and Corporate Governance

The Company adopted a Code of Business Conduct and Ethics (the “Code”) on July 18, 2007 that applies to all of the Company’s directors and employees, including its chief executive officer and chief financial officer. The purpose of the Code is to, among other things, focus the Company’s directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize the Company’s culture of integrity, respect and accountability. The full text of the Code is posted on the investor relations section of our website at www.akeena.com. A printed copy of the Code may also be obtained free of charge by writing to Akeena Solar, Inc., 16005 Los Gatos Blvd., Los Gatos, CA 95032, Attention: In-House Counsel. The Company intends to disclose any amendment to or waiver from, a provision of the Code by posting such information on its web site.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officers (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards(1)	Stock Option Awards(1)	All Other Compensation		Total
Barry Cinnamon Chief Executive Officer, President, Treasurer, Secretary and Director	2007	$203,750	$—	$—	$89,756	$—		$293,506	(2)
	2006	$132,392	$—	$—	$—	$11,000	(3)	$143,392
James Curran Chief Operating Officer	2007	$130,827	$—	$16,284	$116,545	$—		$263,656	(4)
Gary Effren Chief Financial Officer	2007	$68,750	$—	$—	$112,792	$—		$181,542	(5)
Steve Daniel Executive Vice President of Sales and Marketing	2007	$133,371	$—	$19,682	$80,580	$143,980	(6)	$377,613	(7)

(1) Amount expensed for the year ended December 31, 2007 is based upon the aggregate grant date fair value calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments. The Company’s policy and assumptions made in the valuation of share based payments are contained in Note 13 to the Company’s December 31, 2007 financial statements.  Stock options awarded vest over a three-year period from the date of grant and restricted stock awarded vests over a four-year period from the date of grant.

(2) Mr. Cinnamon was not compensated for his service on the Board of Directors of the Company.

(3) Represents distributions on Mr. Cinnamon’s common stock paid by Akeena Solar, Inc. prior to the Merger.

(4) Mr. Curran joined the Company during May 2007.

(5) Mr. Effren joined the Company during September 2007.

(6) All Other Compensation for Mr. Daniel includes sales commissions paid during 2007.

(7) Mr. Daniel joined the Company during January 2007.

Outstanding Equity Awards at Fiscal Year-End

Restricted Stock Awards

Restricted stock awards pursuant to the Stock Plan held by the Named Executive Officers as of December 31, 2007 are set forth in the table below.

Name and Principal Position	Year Granted	Number of Restricted Stock Awards Not Vested		Aggregate Market Value of Restricted Stock Awards Not Vested
James Curran Chief Operating Officer	2007	35,000	(1)	$278,600
Steve Daniel Executive Vice President of Sales and Marketing	2007	35,000	(2)	$278,600

(1)   On May 29, 2007, Mr. Curran was granted 35,000 shares of restricted stock, which restriction lapses as to 8,750 shares on each anniversary of the date of grant commencing on May 29, 2008. Mr. Curran is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(2)   On April 27, 2007, Mr. Daniel was granted 35,000 shares of restricted stock, which restriction lapses as to 6,250 shares on each one-year anniversary beginning on January 30, 2008 and which restriction lapses as to 2,500 shares on each anniversary of the date of grant commencing on April 27, 2008. Mr. Daniel is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

Option Grants

Options granted pursuant to the Stock Plan to our Named Executive Officers as of December 31, 2007 are set forth in the table below.

Name and Principal Position	Date Granted	Number of Vested, Unexercised Options	Number of Options Not Vested		Option Exercise Price	Option Expiration Date
Barry Cinnamon - Chief Executive Officer, President, Treasurer, Secretary and Director	September 7, 2007	—	313,000	(1)	$4.94	September 7, 2012
James Curran - Chief Operating Officer	September 7, 2007	—	406,000	(1)	$4.94	September 7, 2012
Gary Effren - Chief Financial Officer	September 21, 2007	—	350,000	(2)	$6.30	September 21, 2012
Steve Daniel - Executive Vice President of Sales and Marketing	September 7, 2007	—	281,000	(1)	$4.94	September 7, 2012

(1)   Options were granted on September 7, 2007 and vest over a three-year vesting period beginning on each one-year anniversary of the date of grant commencing on September 7, 2008.

(2)   Options were granted on September 21, 2007 and vest over a three-year vesting period beginning on each one-year anniversary of the date of grant commencing on September 21, 2008.

Employment Agreements

We currently do not have employment agreements with any of our executive officers, other than at-will employment offer letters.

Stock Incentive Plan

On August 8, 2006, our board of directors and stockholders adopted the 2006 Stock Incentive Plan (the “Stock Plan”). On December 20, 2006, we amended the Stock Plan to increase the number of shares of common stock reserved for issuance under the Plan as restricted stock or options to Akeena Solar’s employees, directors and consultants, from 450,000 shares to 1,000,000 shares. On August 24, 2007 our shareholders approved the Second Modification to the Plan to increase the number of common shares reserved for issuance under the Plan from 1,000,000 to 4,000,000. The purpose of the Stock Plan is to provide an incentive to retain and attract as directors, officers, consultants, advisors and employees of our company, persons of training, experience and ability, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the Stock Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The Stock Plan is administered by our board of directors. As of December 31, 2007, there have been 2,065,000 grants of stock options and an aggregate of 1,011,150 shares of restricted stock have been granted under the Stock Plan, of which restrictions have lapsed on 381,984 shares.

Director Compensation

In addition to reimbursement for reasonable expenses incurred in the performance of their duties as directors, including participation on the Board of Directors and its committees, as of July 18, 2007, the Company now compensates its non-employee directors as follows:

•
10,000 shares of restricted stock under the Company’s Stock Plan, which restriction lapses as to approximately 833 shares monthly for twelve months commencing on the date of grant. Directors are entitled to vote such restricted stock, subject to forfeiture, in accordance with the terms of the grant; and

•	travel and lodging expenses for any activities related to the performance of their duties on the Board of Directors.

Prior to July 18, 2007, members of the Board of Directors included only Barry Cinnamon and Ed Roffman. Mr. Cinnamon received no remuneration for his services as a director. On August 29, 2006, Mr. Roffman was granted 20,000 shares of restricted stock under our Stock Plan, which restrictions lapse as to 5,000 shares on each of the first four anniversaries of the date of grant, commencing on August 30, 2007, subject to Mr. Roffman serving on our board of directors on each such anniversary date. This grant of 20,000 shares received by Mr. Roffman includes the 10,000 shares of restricted stock the Company now awards to non-employee directors. On April 2, 2007, Mr. Roffman received 48,000 shares of the Company’s restricted common stock under our Stock Plan, which restrictions lapse as to 4,000 shares monthly for twelve months commencing on the date of grant, subject to Mr. Roffman serving as the Board’s Audit Committee Chairman. Mr. Roffman is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

The following table sets forth certain information concerning compensation earned by the Directors who were not Named Executive Officers during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Restricted Stock Awarded (1)		Option Awards	Total ($)
Ed Roffman	$—	$142,417	(2)	$—	$142,417
George Lauro	$—	$21,263		$—	$21,263
Jon Witkin	$—	$21,263		$—	$21,263

(1) Amount expensed for the year ended December 31, 2007, based upon the aggregate grant date fair value calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments. The Company’s policy and assumptions made in the valuation of share based payments are contained in Note 13 to the Company’s December 31, 2007 financial statements.

(2) On August 30, 2006, Mr. Roffman was granted 20,000 shares of restricted stock, which restriction lapses as to 5,000 shares, on each anniversary of the date of grant commencing on August 30, 2007, subject to Mr. Roffman serving on the Company’s board of directors on each such anniversary. At December 31, 2006, 20,000 shares of restricted stock were held by Mr. Roffman. On April 2, 2007, Mr. Roffman received 48,000 shares of the Company’s restricted common stock under our Stock Plan, which restrictions lapse as to 4,000 shares monthly for twelve months commencing on the date of grant, subject to Mr. Roffman serving as the Board’s Audit Committee Chairman. Mr. Roffman is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(3) On July 18, 2007, Mr. Lauro and Mr. Witkin each received 10,000 shares of the Company’s restricted common stock under our Stock Plan, which restrictions lapse as to approximately 833 shares monthly for twelve months commencing on the date of grant, subject to serving on the Company’s Board of Directors. Mr. Lauro and Mr. Witkin are entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Director Independence.

Equity Compensation Plan Information as of December 31, 2007

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) and excluding restricted stock awards)
	(a)	(b)	(c)
Equity compensation plans:
2006 Stock Incentive Plan and	2,065,000	$5.31	923,850
2001 Stock Option Plan	—	—	4,000,000

Beneficial Ownership Table

The following table sets forth information concerning ownership of the Company's Shares, as of March 10, 2008, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Shares, (ii) each director (iii) each of the Named Executive Officers listed in the Summary Compensation Table included in our Annual Report on Form 10-KSB and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that each stockholder has sole voting power and sole dispositive power with respect to the Shares beneficially owned by him.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Owner (2)		Percent of Class (2)
Barry Cinnamon	7,600,000		26.8%
Ed Roffman	68,000	(3)	*	%
George Lauro	10,000		*	%
Jon Witkin	10,000		*	%
James Curran	35,000		*	%
Steve Daniel	35,000		*	%
All directors and executive officers as a group (6 persons)	7,758,000		27.3%
5% holders:
Angeleno Group, LLC (4) 2029 Century Park East, Suite 2980, Los Angeles, California 90067	1,527,272	(4)	5.4%

	9,285,272		32.7%

*	Less than 1%

(1)	Unless otherwise indicated the address for each of the stockholders is c/o Akeena Solar, Inc. 16005 Los Gatos Blvd., Los Gatos, CA 95032.

(2)
The applicable percentage of ownership for each beneficial owner is based on 28,394,935 shares of Common Stock outstanding as of March 10, 2008. In calculating the number of Shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of Common Stock issuable upon the exercise of options, warrants or the conversion of other securities held by that stockholder that are exercisable within 60 days, are deemed outstanding for these Shares, however, are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3)
Includes 20,000 shares of restricted common stock granted to Mr. Roffman on August 30, 2006, under Akeena’s Stock Plan. Restrictions on the 20,000 shares lapse as to 5,000 shares on each anniversary of the date of grant, commencing August 30, 2007. Also includes 48,000 shares of restricted common stock granted to Mr. Roffman on April 2, 2007, under the Akeena Stock Plan. Restrictions on the 48,000 shares lapse as to 4,000 shares monthly for twelve months commencing on the date of grant.  Mr. Roffman is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(4)
Includes currently exercisable warrants to purchase 254,545 shares of common stock. Voting and dispositive power is shared by Angeleno Group LLC, Angeleno Group Management II, LLC and Angeleno Investors II, LP. Yaniv Tepper, a managing member, has voting and dispositive power over these securities. Mr. Tepper disclaims beneficial ownership of such securities.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

On March 30, 2001, Akeena, Inc. (the former name of Akeena Solar, Inc.) purchased certain infrastructure and harvester technology from Akeena Wireless, Inc., a Delaware corporation (“AWI”), of which Barry Cinnamon, our President and Chief Executive Officer, is a director, principal stockholder and chief executive officer, in exchange for warrants to purchase an aggregate of 1,000,000 shares of Akeena, Inc.’s common stock at an exercise price of $0.01 per share. On July 18, 2006, AWI sold warrants to purchase 750,000 shares of Akeena, Inc.’s common stock to The Cinnamon 2006 Irrevocable Children’s Trust, and warrants to purchase 90,000 shares of Akeena, Inc.’s common stock to Mr. Cinnamon, for an aggregate price of $30,000. On August 11, 2006, we assumed the obligations of Akeena Solar under the warrants in the Merger, so that each warrant was converted into a warrant to purchase one share of our common stock. On November 30, 2006, Mr. Cinnamon gifted his warrants to purchase 90,000 shares to various adult family members, all of which were exercised by December 31, 2006. The Company did not enter into any transactions with AWI during 2007.

The Board of Directors is presently comprised of Barry Cinnamon, Ed Roffman, George Lauro and Jon Witkin. Of such directors, Ed Roffman, George Lauro and Jon Witkin are each an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under Marketplace Rule 4200(a)(15) in the determination of such director’s independence.

Each member of the Nominating, Compensation and Audit committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by the NASDAQ Stock Market and, for purposes of the Audit Committee, Section 10A of The Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 13. Exhibits.

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.5	Form of Class C Common Stock Purchase Warrant, dated May 25, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated June 4, 2007)

4.6	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.1	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 2006 8-K)

10.2	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	Loan and Security Agreement, dated January 29, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7
First Modification to Loan and Security Agreement, dated June 26, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 26, 2007.

10.8
Second Modification to Loan and Security Agreement, dated January 11, 2008 and effective as of December 31, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on From 8-K, dated January 11, 2008)

10.9
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.10	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.11*	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan

10.12
Standard Industrial/Commercial Single-Tenant Lease - Net, dated September 30, 2002, between Mattiuz Children’s Trust and the Company, as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, dated August 11, 2006 (the “August 2006 8-K/A”))

10.13	Securities Purchase Agreement, dated March 8, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.14
Securities Purchase Agreement, dated May 25, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 4, 2007)

10.15	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report of Form 8-K, dated June 4, 2007)

10.16
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm Burr, Pilger & Mayer LLP

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

* filed herewith

Item 14. Principal Accountant Fees and Services.

Burr, Pilger and Mayer LLP (“BPM”) has served as our independent registered public accounting firm since December 19, 2006. The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006 by BPM.

	2007		2006
Audit Fees(1)	$219,145	(1)	$34,000	(2)
Tax Fees	—		—

(1) Comprised of the audit of our annual financial statements, reviews of our quarterly financial statements and reviews of our various registration statements throughout 2007.

(2) Comprised of the audit of our annual financial statements for 2006.

The Audit Committee reviews and pre-approves all proposed audit and non-audit engagements and related fees of BPM. In addition, any audit and non-audit fees for newly proposed professional services to be provided by BPM that arise during the year, or changes to previously approved BPM work, are reviewed and approved in advance of commencement of such services by the Audit Committee at their regularly scheduled meetings throughout the fiscal year. Should a situation arise that requires approval between meetings, the Audit Committee has delegated authority to its Chairman to authorize such pre-approval and to report on same at the following regularly scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2008

AKEENA SOLAR, INC.

/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2008.

Signature	Title

/s/ Barry Cinnamon	President, Chief Executive Officer and Director
Barry Cinnamon	(Principal Executive Officer)

/s/ Gary Effren	Chief Financial Officer
Gary Effren	(Principal Financial and Accounting Officer)

/s/ Ed Roffman	Director
Ed Roffman

/s/ George Lauro	Director
George Lauro

/s/ Jon Witkin	Director
Jon Witkin

Exhibit Index

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.5	Form of Class C Common Stock Purchase Warrant, dated May 25, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated June 4, 2007)

4.6	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.1	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 2006 8-K)

10.2	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	Loan and Security Agreement, dated January 29, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7
First Modification to Loan and Security Agreement, dated June 26, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 26, 2007.

10.8
Second Modification to Loan and Security Agreement, dated January 11, 2008 and effective as of December 31, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on From 8-K, dated January 11, 2008)

10.9
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.10	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.11*	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan

10.12
Standard Industrial/Commercial Single-Tenant Lease - Net, dated September 30, 2002, between Mattiuz Children’s Trust and the Company, as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, dated August 11, 2006 (the “August 2006 8-K/A”))

10.13	Securities Purchase Agreement, dated March 8, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.14
Securities Purchase Agreement, dated May 25, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 4, 2007)

10.15	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report of Form 8-K, dated June 4, 2007)

10.16
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm Burr, Pilger & Mayer LLP

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

* filed herewith