Form 10-Q
period 2008-03-31
Akeena Solar, Inc.
filed 2008-05-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to
Commission File Number 001-33695

AKEENA SOLAR, INC.
(Exact name of issuer as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16005 Los Gatos Boulevard, Los Gatos, CA 95032
(Address of principal executive offices)
(408) 402-9400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No☒

As of May 7, 2008, 28,741,218 shares of the issuer’s common stock, par value $0.001 per share, were outstanding and included non-vested restricted shares.

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$16,110,443	$22,313,717
Restricted cash	1,500,000	—
Accounts receivable, net	11,818,757	9,465,055
Other receivables	264,889	278,636
Inventory	8,081,223	8,848,467
Prepaid expenses and other current assets, net	3,856,995	3,055,787
Total current assets	41,632,307	43,961,662
Property and equipment, net	1,888,423	1,796,567
Customer list, net	—	84,698
Goodwill	318,500	318,500
Other assets, net	215,715	162,880
Total assets	$44,054,945	$46,324,307

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,505,968	$6,716,475
Customer rebate payable	339,894	346,097
Accrued liabilities	3,310,314	1,431,880
Accrued warranty	752,251	647,706
Deferred purchase price payable	20,000	20,000
Deferred revenue	1,291,404	1,442,834
Credit facility	1,500,000	—
Current portion of capital lease obligations	24,518	24,130
Current portion of long-term debt	193,098	191,845
Total current liabilities	10,937,447	10,820,967
Capital lease obligations, less current portion	40,527	46,669
Long-term debt, less current portion	596,802	644,595
Total liabilities	11,574,776	11,512,231

Commitments, contingencies and subsequent events (Notes 16 and 18)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,871,589 and 27,410,684 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	27,871	27,411
Additional paid-in capital	49,658,308	47,412,518
Accumulated deficit	(17,206,010)	(12,627,853)
Total stockholders’ equity	32,480,169	34,812,076
Total liabilities and stockholders’ equity	$44,054,945	$46,324,307

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$12,248,372	$6,292,430
Cost of sales	9,832,817	4,792,864
Gross profit	2,415,555	1,499,566
Operating expenses
Sales and marketing	2,116,294	768,131
General and administrative	5,012,357	1,637,861
Total operating expenses	7,128,651	2,405,992
Loss from operations	(4,713,096)	(906,426)
Other income (expense)
Interest income (expense), net	134,939	(26,978)
Total other income (expense)	134,939	(26,978)
Loss before provision for income taxes	(4,578,157)	(933,404)
Provision for income taxes	—	—
Net loss	$(4,578,157)	$(933,404)

Loss per common and common equivalent share:
Basic	$(0.16)	$(0.06)
Diluted	$(0.16)	$(0.06)

Weighted average shares used in computing loss per common and common equivalent share:
Basic	27,760,194	16,463,663
Diluted	27,760,194	16,463,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2008	27,410,684	$27,411	$47,412,518	$(12,627,853)	$34,812,076
Issuance of common shares as per an account purchase agreement, $0.001 par value	29,481	29	(29)	—	—
Exercise of warrants for common shares, $0.001 par value	339,434	339	1,244,409	—	1,244,748
Release of restricted common shares and stock-based compensation expense	91,990	92	1,016,267	—	1,016,359
Registration fees	—	—	(14,857)	—	(14,857)
Net loss	—	—	—	(4,578,157)	(4,578,157)
Balance at March 31, 2008	27,871,589	$27,871	$49,658,308	$(17,206,010)	$32,480,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(4,578,157)	$(933,404)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	126,743	14,895
Amortization of customer list, customer contracts and patents	113,163	86,394
Bad debt expense	33,646	23,290
Non-cash stock-based compensation expense	1,016,359	79,585
Changes in assets and liabilities:
Accounts receivable	(2,387,348)	(1,801,528)
Other receivables	13,747	2,250
Inventory	767,244	(2,122,587)
Prepaid expenses and other current assets	(829,673)	(298,180)
Other assets	(52,835)	(51,708)
Accounts payable	(3,210,507)	479,378
Customer rebate payable	(6,203)	90,455
Accrued liabilities and accrued warranty	1,982,979	162,925
Deferred revenue	(151,430)	292,611
Net cash used in operating activities	(7,162,272)	(3,975,624)
Cash flows from investing activities
Acquisition of property and equipment	(218,599)	(93,651)
Net cash used in investing activities	(218,599)	(93,651)
Cash flows from financing activities
Borrowing on long-term debt	—	66,195
Repayment of long-term debt	(46,540)	(4,920)
Borrowings (repayments) on line of credit, net	1,500,000	(400,000)
Payment of capital lease obligations	(5,754)	(2,937)
Restricted cash	(1,500,000)	—
Issuance of common stock under private placement	—	4,062,739
Proceeds from exercise of warrants	1,244,748	—
Payment of placement agent fees and registration fees	(14,857)	(267,749)
Net cash provided by financing activities	1,177,597	3,453,328
Net decrease in cash and cash equivalents	(6,203,274)	(615,947)
Cash and cash equivalents
Beginning of period	22,313,717	992,376
End of period	$16,110,443	$376,429
Supplemental cash flows disclosures:
Cash paid during the period for interest	$12,564	$25,373

Non-cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finders fees	$—	$122,308
Issuance of common stock under an account purchase agreement	$—	$175,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2007 and 2006 appearing in the Company’s Form 10-KSB. The March 31, 2008 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Akeena Solar, Inc. was incorporated in February 2001 as a Subchapter S corporation in the State of California. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

Description of Business
The Company is engaged in a single business segment, the design and installation of solar power systems for residential and commercial customers.

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

Manufacturer and installation warranties
The Company warrants its products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. The Company assists the customer in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company provides for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The Company records a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $752,000 and approximately $648,000 at March 31, 2008 and December 31, 2007, respectively, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 effective January 1, 2008 which did not have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company adopted SFAS 159 effective January 1, 2008 which did not have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of SFAS 159 on its consolidated financial statements.

In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. The Company does not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial position or consolidated results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”) which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial position or consolidated results of operations.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements, analogy to such pronouncements if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact and disclosures of SFAS No. 161, but does not expect SFAS No. 161 to have a material impact on the Company’s consolidated results of operations or financial position.

3. Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Trade accounts	$6,397,106	$4,389,425
State rebates receivable	5,501,422	5,121,754
Rebate receivable assigned to vendor	30,135	30,135
Other accounts receivable	21,000	21,000
Less: Allowance for doubtful accounts	(130,906)	(97,259)
	$11,818,757	$9,465,055

4. Inventory

Inventory consists of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Work in process	$850,821	$394,280
Finished goods	7,268,580	8,464,519
Less: provision for obsolete inventory	(38,178)	(10,332)
	$8,081,223	$8,848,467

5. Property and equipment, net

Property and equipment, net consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Vehicles	$1,278,507	$1,278,507
Office equipment	722,914	519,750
Leasehold improvements	224,247	224,247
Furniture and fixtures	89,626	74,191
	2,315,294	2,096,695
Less: Accumulated depreciation and amortization	(426,871)	(300,128)
	$1,888,423	$1,796,567

Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $127,000 and $15,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $20,000 at March 31, 2008. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $16,000 at December 31, 2007.

6. Assets Acquired
On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”). Concurrent with the execution of the Purchase Agreement, the Company entered into an employment agreement with the Seller to expand the Company’s operations into Fresno, California. The employment agreement provides for, among other things, an annual base salary of $120,000 and expires December 31, 2008. There are automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party. Under the terms of the employment agreement, the Seller agreed not to compete with the Company in Fresno, California, in the solar installation business for one year upon termination of employment.

The total assets purchased under the Purchase Agreement were approximately $500,000 which consisted of the customer contracts valued at approximately $109,000, property and equipment of approximately $37,000, and a customer list valued at approximately $354,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and customer list. The customer contracts were amortized over the period during which the respective installations were completed and were fully amortized at December 31, 2007. Fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” at March 31, 2008 and December 31, 2007. The customer list valued at approximately $354,000 is included within “Customer list, net” in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007. The customer list was amortized over an eighteen month period and was fully amortized at March 31, 2008 and was net of amortization of approximately $269,000 at December 31, 2007.

Upon execution of the Purchase Agreement, the Seller received cash of approximately $196,000 and received 54,621 shares of the Company’s common stock valued at approximately $176,000 based on the weighted-average closing price of the shares during January 2007. Additionally, under the terms of the Purchase Agreement, the Seller received cash of $77,000 during April 2007. Certain revenue milestone amounts were attained during 2007 and the Seller received 29,481 shares of the Company’s common stock in January 2008, which was treated as compensation expense for the year ended December 31, 2007. If certain revenue milestone amounts are attained during 2008, then the Seller may receive 27,143 shares of the Company’s common stock. Additionally, per the terms of the Purchase Agreement, the Seller is entitled to receive 14,286 shares of the Company’s common stock on December 31, 2008, as long as the Seller remains employed by the Company at that time. The additional shares of the Company’s common stock that may be issued to the Seller based upon the Seller’s attainment of certain revenue milestone amounts will be treated as compensation expense.

7. Acquisitions

On May 3, 2007, the Company purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for approximately $100,000 and 100,000 shares of the Company’s common stock.

The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination pursuant to SFAS No. 141, “Business Combinations.” The Company recorded approximately $319,000 of goodwill acquired in connection with the AEI transaction. The Company assumed an operating lease for AEI’s offices located in Santa Rosa, California, which expires in September 2008 and provides for monthly rent payments of approximately $2,600. The Company assumed approximately $94,000 in vehicle loans and leases, which includes approximately $31,000 for a capital lease, and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Fixed assets purchased of approximately $102,000 are included within “Property and equipment, net” in the accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007. Customer contracts of approximately $97,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheets, net of accumulated amortization of approximately $70,000 and approximately $42,000, respectively, at March 31, 2008 and December 31, 2007. The customer contracts are being amortized over the period during which the respective installations are completed, which ranges from 3-12 months from the purchase date of these contracts.

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

8. Accrued liabilities
Accrued liabilities consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Accrued salaries, wages, benefits and bonus	$1,066,502	$600,742
Accrued percentage completion costs	711,010	—
Use tax payable	467,718	—
Customer deposits	289,030	362,390
Accrued accounting and legal fees	146,130	146,000
Other accrued liabilities	629,924	322,748
	$3,310,314	$1,431,880

9. Credit facility and long-term debt
On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. On January 29, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to the prime rate (“Prime”) minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008, at which time all amounts under the 2007 Credit Facility will become due and payable. Effective December 31, 2007, the Second Modification to Loan and Security Agreement (the “Second Modification”) to the Credit Facility (i) increased the Company’s line of credit from $7.5 million to $25.0 million and (ii) changed the maturity date of the 2007 Credit Facility to July 1, 2009. Pursuant to the amended terms, the first $17.5 million borrowed under the 2007 Credit Facility will not be governed by any formula restrictions but is subject to satisfaction by the Company of a cash collateral balance requirement. Borrowing above $17.5 million is limited to 80% of Eligible Accounts Receivable plus 55% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum amount of $7.5 million that is governed by the borrowing formula. Additional borrowing above $17.5 million will be subject to the same borrowing formula as set forth in the Loan Agreement, except that 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification) are now eligible under the borrowing formula.

As of March 31, 2008, $1.5 million was outstanding under the 2007 Credit Facility and a $250,000 letter of credit was outstanding. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility.  Interest was calculated based on Prime minus 0.5% (4.75%) at March 31, 2008.  The Company is required to achieve certain financial ratios and covenants under its 2007 Credit Facility. While management believes our forecasted objectives are reasonable, actual results may differ materially from those projected, which may adversely affect the Company’s ability to meet one or more of the financial ratios and covenants. The Company was in compliance with these financial ratios and covenants at March 31, 2008.

10. Stockholders’ equity
The Company was incorporated in 2001 as a Subchapter S corporation. During June 2006, the Company became a C corporation in the State of Delaware. On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

The Company closed one private placement offering to accredited investors during 2006 (the “2006 Private Placement”) and three private placement offerings to accredited investors during 2007 (the “2007 Private Placements”). If the registration statements covering the private placements cease for any reason to remain continuously effective for up to two years, or if the holders of the securities covered by the registration statements are otherwise not permitted to utilize the prospectus’ included in the registration statements to resell any securities covered by the registration statements for more than 15 consecutive calendar days or more than 20 calendar days during any 12-month period (which need not be consecutive calendar days), then an investor could be entitled to liquidated damages. The Company believes it is unlikely to incur any liquidated damages and has not made an accrual for such damages.

11. Stock Option Plan and Stock Incentive Plan
The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of March 31, 2008 and December 31, 2007, respectively.

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

The Company recognized stock-based compensation expense of approximately $1.0 million and approximately $80,000 during the three months ended March 31, 2008 and 2007, respectively, relating to compensation expense calculated in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2008:

Number of Restricted Shares at March 31, 2008
Outstanding and not vested beginning balance	623,166
Granted during 2008	94,275
Forfeited/cancelled during 2008	(10,000)
Released/vested during 2008	(91,990)
Outstanding and not vested at March 31, 2008	615,451

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2008, there was approximately $1.5 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.7 years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the three months ended March 31, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying condensed consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2008:

Number of Shares Subject To Option
Outstanding at January 1, 2008	2,065,000
Granted during 2008	131,871
Forfeited/cancelled during 2008	(188,000)
Exercised during 2008	—
Outstanding at March 31, 2008	2,008,871

Exercisable at March 31, 2008	—

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The fair value of stock option grants as of March 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 2.3% to 2.8%, an expected term of 3.3 years, an expected volatility factor of 96.7% and a dividend yield of 0.0%. The weighted-average fair value per share of the stock options as determined on the date of grant was $5.06 and the weighted-average exercise price is $5.47 for the 2,008,871 stock options outstanding as of March 31, 2008. As of December 31, 2007, the weighted-average fair value per share of the stock options as determined on the date of grant was $3.51 and the weighted-average exercise price was $5.31 for the 2,065,000 stock options outstanding as of December 31, 2007. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2008, there was approximately $4.1 million of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of three years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the three months ended March 31, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying condensed consolidated statements of cash flows.

12. Stock Warrants

Warrant Activity
During the three months ended March 31, 2008, warrants to purchase 339,434 shares of the Company’s common stock were exercised. As of March 31, 2008, warrants to purchase 1,898,599 shares of the Company’s common stock were outstanding and exercisable. As of December 31, 2007, warrants to purchase 2,238,033 shares of the Company’s common stock were outstanding and exercisable.

Placement Agent Fees and Finders Fees
During 2006, the Company issued warrants to purchase 61,500 shares of the Company’s common stock at an exercise price per share of $1.00 in connection with placement agent fees for the 2006 Private Placement. During 2007, the Company issued warrants to purchase 746,869 shares of the Company’s common stock at exercise prices ranging from $1.97 - $10.08 per share in connection with placement agent fees and finders’ fees for the 2007 Private Placements. As of March 31, 2008, warrants issued in connection with placement agent fees and finders’ fees to purchase 367,422 shares of the Company’s common stock were outstanding and exercisable.

Investor Warrants
In connection with the 2007 Private Placements, warrants to purchase 2,071,631 shares of the Company’s common stock, with exercise prices ranging from $2.75 - 10.08 per share were issued to investors (“Investor Warrants”). Using the Black-Scholes pricing model, the relative fair value of the Investor Warrants issued in connection with the 2007 Private Placements was approximately $8.2 million. As of March 31, 2008, Investor Warrants to purchase 1,531,177 shares of the Company’s common stock were outstanding and exercisable.

13. Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2008 and 2007, respectively, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss.

At March 31, 2008, warrants to purchase 1,898,599 shares of the Company’s common stock and 615,451 non-vested restricted shares, net of forfeitures, are dilutive securities that may dilute future earnings per share. The weighted-average number of common shares outstanding were 27,760,194 and 16,463,663 for the three months ended March 31, 2008 and 2007, respectively.

14. Related party transactions
The Chief Executive Officer of the Company is a director of Akeena Wireless, Inc. (“AWI”) and is currently a custodian for AWI. The Company previously issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01 in exchange for the purchase of assets from AWI. The Company did not enter into any transactions with AWI during 2008 or 2007.

At December 31, 2006, the Company previously had an amount due from Andalay Solar, Inc. (“Andalay Solar”) for charges of approximately $22,000 paid by the Company on behalf of Andalay Solar. The Chief Executive Officer of the Company is a director of Andalay Solar. Andalay Solar became a wholly-owned subsidiary of the Company during October 2007. These amounts paid on behalf of Andalay Solar represent patent costs which are being amortized over the expected useful life of the patents within “Other assets, net” in the accompanying condensed consolidated balance sheets.

During September 2006, the Company entered into the Purchase Agreement as described in Note 6. After the Purchase Agreement was executed, the Seller transferred ownership of Solahart All Valley Energy Systems (“Solahart”), a Fresno-based installer of solar energy systems, solar hot water systems and solar pool heaters, to a family member and became an employee of the Company. Solahart no longer installs solar energy systems, but continues to operate focusing on solar water heating installations used in swimming pool and residential water heating. From time to time, the Company utilizes subcontractor labor provided by Solahart. Related party expenses between the Company and Solahart were approximately $28,000 and $58,000 for the three months ended March 31, 2008 and 2007, respectively, relating primarily to subcontracted installation services that Solahart provided to the Company.

15. Income Taxes
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2008 and 2007, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

16. Commitments and contingencies

Litigation
The Company is involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

Employment Agreements
The Company has employment agreements with three employees. One employment agreement provides for an annual base salary of $120,000, expires December 31, 2008, and includes automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party. A second employment agreement, which provides for an annual base salary of $120,000, expires June 1, 2009. A third employment agreement, which provides for an annual base salary of $120,000, expires October 1, 2009.

17. Employee Benefit Plan
On December 14, 2007, the Board of Directors approved of the Company establishing a 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008 and the Company is not matching employee deferrals. During the three months ended March 31, 2008, employee deferrals totaled approximately $113,000.

18. Subsequent Events
During April 2008, warrants to purchase 268,944 shares of the Company’s common stock were exercised.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Factors That May Affect Future Results

The following discussion and other parts of this Quarterly Report on Form 10-Q concerning our future business, operating and financial condition, including but not limited to expectations regarding revenue growth, net sales, gross profit, operating expenses and performance objectives, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions are “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are based upon our current expectations as of the date of this Quarterly Report. These statements are subject to risks and uncertainties that may cause our actual results to differ materially from those expectations. Risks that may affect our actual performance include the risks described under the caption “Risk Factors That May Affect Future Results and Market Price of our Stock” in this Report. Further information on potential risk factors that could affect our future business and financial results can be found in our periodic filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update any of these forward-looking statements.

Company Overview

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Fronius, Kyocera, Sharp, SunPower and Suntech. We currently serve customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national installers of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association.

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” As of May 7, 2008, we had ten offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Bakersfield, Manteca , Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as Fairfield, New Jersey. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our facilities. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

During September 2007, we introduced our new solar panel technology (“Andalay”), which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Andalay offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately  25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Pursuant to an agreement with Suntech Power Holdings Co. Ltd. (“Suntech”), Suntech will provide us with volume manufacturing and delivery of our Andalay product used in our solar system installations. During January 2008, we also entered into a Licensing Agreement with Suntech. The terms of the Licensing Agreement authorize Suntech to distribute our Andalay product in Europe, Japan, and Australia commencing in January 2008.

Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended March 31,
	2008	% of Net Sales	2007	% of Net Sales
Net sales	$12,248,372	100.0%	$6,292,430	100.0%
Cost of sales	9,832,817	80.3%	4,792,864	76.2%
Gross profit	2,415,555	19.7%	1,499,566	23.8%
Operating Expenses
Sales and marketing	2,116,294	17.3%	768,131	12.2%
General and administrative	5,012,357	40.9%	1,637,861	26.0%
Total operating expenses	7,128,651	58.2%	2,405,992	38.2%
Loss from operations	(4,713,096)	(38.5)%	(906,426)	(14.4)%
Other income (expense)
Interest income (expense), net	134,939	1.1%	(26,978)	(0.4)%
Total other income (expense)	134,939	1.1%	(26,978)	(0.4)%
Loss before provision for income taxes	(4,578,157)	(37.4)%	(933,404)	(14.8)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(4,578,157)	(37.4)%	$(933,404)	(14.8)%

Three Months Ended March 31, 2008 as compared to Three Months Ended March 31, 2007

     Net sales
Net sales totaled $12.2 million for the three months ended March 31, 2008, as compared to $6.3 million for the same period in 2007, or an increase of 94.7%. The increase was due to a higher volume of both residential and commercial installations for the three months ended March 31, 2008 as compared to 2007. The increased volume reflects both the widening acceptance of photovoltaic technology on the consumer level, and a steadily accelerating pace of installations during 2007 and 2008. At March 31, 2008, we were operating nine offices in California and one office in New Jersey, as compared to three offices in California and one office in New Jersey at March 31, 2007.

     Cost of sales
     Cost of sales, including all installation expenses, during the three months ended March 31, 2008 was 80.3% of net sales as compared to 76.2% in 2007. Gross profit for the three months ended March 31, 2008 was 19.7% of net sales, as compared to 23.8% in 2007. This decrease as compared to the same period of the prior year is the result of higher average panel prices associated with the mix of products during the three months ended March 31, 2008.

     Sales and marketing expenses
     Sales and marketing expenses for the three months ended March 31, 2008 were 17.3% of net sales as compared to 12.2% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $2.1 million for the three months ended March 31, 2008 as compared to approximately $768,000 for the same period in 2007. This increase is mainly due to higher sales and marketing payroll and sales commissions related to 78 sales and marketing employees as of March 31, 2008 as compared to 35 sales and marketing employees as of March 31, 2007. Additional positions were added in order to support our increased sales levels. Advertising, public relations, trade shows, conferences and marketing expenditures also increased over the same period of
2007.

General and administrative expenses
     General and administrative expenses for the quarter ended March 31, 2008 were 40.9% of net sales as compared to 26.0% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $5.0 million for the three months ended March 31, 2008 compared to approximately $1.6 million for the three months ended March 31, 2007. We increased our general and administrative headcount by 14 positions as of March 31, 2008 as compared to March 31, 2007. Approximately $2.8 million of the increase in general and administrative expenses incurred during the three months ended March 31, 2008 related to compensation expense, of which approximately $789,000 was an increase in stock-based compensation expense. In addition, we were operating nine offices in California and one office in New Jersey at March 31, 2008, as compared to three offices in California and one office in New Jersey at March 31, 2007. Research and development costs increased by approximately $197,000 for the three months ended March 31, 2008 as compared to 2007.

     Interest expense
     A credit line of $25.0 million is available to us under our credit facility (the “2007 Credit Facility”), as evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended. Interest expense was approximately $14,000 for the three months ended March 31, 2008 as compared to interest expense of approximately $27,000 during 2007. Interest expense for the three months ended March 31, 2008 was offset by interest income of approximately $149,000.

     Income taxes
     During the three months ended March 31, 2008 and March 31, 2007, there was no income tax expense or benefit for federal and state income taxes in the Company’s condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

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

The 2007 Credit Facility is evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended (the “Security Agreement”). Borrowings under the 2007 Credit Facility bear interest at prime minus 0.5%, payable on the first of each month. The 2007 Credit Facility matures on July 1, 2009, at which time all outstanding amounts will become due and payable. The Security Agreement grants Comerica Bank a first priority security interest in all of our assets, now owned or later acquired, to secure timely repayment of the 2007 Credit Facility. Pursuant to the amended terms, the first $17.5 million borrowed under the 2007 Credit Facility will not be governed by any formula restrictions but is subject to satisfaction by the Company of a cash collateral balance requirement. Additional borrowing above $17.5 million will be subject to the same borrowing formula as set forth in the Loan Agreement, except that 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification) are now eligible under the borrowing formula. As of March 31, 2008, $1.5 million was outstanding under the 2007 Credit Facility and approximately $23.3 million in additional borrowing capacity was available pursuant to the 2007 Credit Facility. Interest was calculated based on Prime minus 0.5% (4.75%) at March 31, 2008. The Company is required to achieve certain financial ratios and covenants under its 2007 Credit Facility. While management believes our forecasted objectives are reasonable, actual results may differ materially from those projected, which may adversely affect the Company’s ability to meet one or more of the financial ratios and covenants. The Company was in compliance with these financial ratios and covenants at March 31, 2008.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and equity proceeds raised. As of March 31, 2008, we had approximately $16.1 million in cash on hand and approximately $23.3 million in additional borrowing capacity was available under our 2007 Credit Facility at March 31, 2008.

Cash flows used in operating activities were approximately $7.2 million and approximately $4.0 million for the three months ended March 31, 2008 and 2007, respectively. Our overall state rebates receivable balances and trade receivable balances increased by approximately $2.4 million while accounts payable decreased by approximately $3.2 million.

Cash flows used in investing activities were approximately $219,000 and approximately $94,000, respectively, for the three months ended March 31, 2008 and 2007. During 2008, we acquired computer equipment, office equipment, office furniture and other fixed assets primarily for our corporate office location.

Cash flows provided by financing activities were approximately $1.2 million and approximately $3.5 million, respectively, for the three months ended March 31, 2008 and 2007. During the first quarter of 2008, we borrowed approximately $1.5 million and we received proceeds of approximately $1.2 million from the exercise of warrants for shares of our common stock. During the first quarter of 2007, we raised proceeds of approximately $4.1 million, before cash paid for placement agent fees and registration fees of approximately $268,000, from the issuance of our common stock under a private placement. In addition, $400,000 was repaid during the three months ended March 31, 2007 under our 2007 Credit Facility.

     Contractual obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,753,750	$761,117	$945,814	$46,819	$—
Long-term debt	789,900	193,098	537,518	59,284	—
Capital leases	65,045	24,518	40,527	—	—
	$2,608,695	$978,733	$1,523,859	$106,103	$—

Application of critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2007 and 2006 as filed in our Annual Report on Form 10-KSB provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Goodwill and other intangible assets. We do not amortize goodwill, but rather test goodwill for impairment at least annually. A customer list was amortized over the estimated useful life of the list, which was determined to be eighteen months.

Stock-based compensation. We measure the cost of services received in exchange for equity-based awards based on the grant date fair value. Pre-vesting forfeitures are estimated at the time of grant and we periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Equity-based compensation is recognized for equity-based awards expected to vest.

Warranty Provision. We warrant our products for various periods against defects in material or installation workmanship. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We provide for a 5-year warranty or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. We record a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment.

Seasonality

Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes in weather as well as state or Federal subsidies. Historically, sales are highest during the third and fourth quarters as a result of good weather and robust bookings in the second quarter.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2007 Credit Facility is subject to market risk and interest rate changes. The borrowings under the 2007 Credit Facility bear interest at Prime minus 0.5% or LIBOR plus 2.25%. At March 31, 2008, we had $1.5 million outstanding under the Credit Facility and interest rate changes would have an impact on our interest expense pursuant to our 2007 Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this Form 10-Q present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the three month period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the implementation of a new payroll system and accounting system were the only such changes during the quarter and such changes did not materially affect our internal control over financial reporting. These changes are intended and expected to improve our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in litigation from time to time in the ordinary course of our business. We do not believe that any litigation in which we are currently involved, individually or in the aggregate, is material to our financial condition or results of operations.

Item 1A. RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK

Our business faces numerous risks, known and unknown. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Our Quarterly Report on Form 10-Q, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

The success of our business depends on the continuing contributions of Barry Cinnamon and other key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel.

We rely heavily on the services of Barry Cinnamon, our Chief Executive Officer, as well as several other management personnel. Loss of the services of any such individuals would adversely impact our operations. In addition, we believe our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors and that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. None of our key personnel are party to any employment agreements with us and management and other employees may voluntarily terminate their employment at any time. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

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

As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts in our current or other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. During 2007, we commenced operations at our Bakersfield, Manteca and Santa Rosa offices in California. We commenced operations in Fresno (Clovis), California, through the purchase of customer contracts, and additionally, we opened offices in Lake Forest, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California. We currently intend to seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses/contracts or successfully integrate acquired businesses/contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:

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

Our Andalay technology is untested and may not be effective or patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 26.1% of our outstanding common stock. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

1.
On January 17, 2008, we issued an aggregate of 29,481 shares of our common stock pursuant to the terms of an Account Purchase Agreement. We believe that this issuance did not involve any public offering and was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2008	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2008	/s/ Gary Effren
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