Form 10-Q
period 2008-06-30
Akeena Solar, Inc.
filed 2008-08-12
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to
Commission File Number 001-33695

AKEENA SOLAR, INC.
(Exact name of registrant as specified in its charter)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☒

As of August 7, 2008, 28,832,700 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$13,033,094	$22,313,717
Restricted cash	4,489,065	—
Accounts receivable, net	8,565,740	9,465,055
Other receivables	611,440	278,636
Inventory, net	8,259,401	8,848,467
Prepaid expenses and other current assets, net	2,158,553	3,055,787
Total current assets	37,117,293	43,961,662
Property and equipment, net	1,974,134	1,796,567
Customer list, net	—	84,698
Goodwill	298,500	318,500
Other assets, net	218,658	162,880
Total assets	$39,608,585	$46,324,307

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,454,502	$6,716,475
Customer rebate payable	409,172	346,097
Accrued liabilities	1,759,659	1,431,880
Accrued warranty	1,014,371	647,706
Deferred purchase price payable	—	20,000
Deferred revenue	597,561	1,442,834
Credit facility	4,489,065	—
Current portion of capital lease obligations	17,991	24,130
Current portion of vehicle loans	219,357	191,845
Total current liabilities	9,961,678	10,820,967
Capital lease obligations, less current portion	41,903	46,669
Vehicle loans, less current portion	644,222	644,595
Total liabilities	10,647,803	11,512,231

Commitments, contingencies and subsequent events (Notes 16 and 18)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,216,338 and 27,410,684 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	28,216	27,411
Additional paid-in capital	51,238,059	47,412,518
Accumulated deficit	(22,305,493)	(12,627,853)
Total stockholders’ equity	28,960,782	34,812,076
Total liabilities and stockholders’ equity	$39,608,585	$46,324,307

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$7,061,699	$7,510,861	$19,310,071	$13,803,291
Cost of sales	6,019,310	5,741,097	15,852,127	10,533,961
Gross profit	1,042,389	1,769,764	3,457,944	3,269,330
Operating expenses
Sales and marketing	2,128,929	1,314,285	4,245,223	2,082,416
General and administrative	4,039,943	2,358,374	9,052,300	3,996,235
Total operating expenses	6,168,872	3,672,659	13,297,523	6,078,651
Loss from operations	(5,126,483)	(1,902,895)	(9,839,579)	(2,809,321)
Other income (expense)
Interest income (expense), net	27,000	(21,417)	161,939	(48,395)
Total other income (expense)	27,000	(21,417)	161.939	(48,395)
Loss before provision for income taxes	(5,099,483)	(1,924,312)	(9,677,640)	(2,857,716)
Provision for income taxes	—	—	—	—
Net loss	$(5,099,483)	$(1,924,312)	$(9,677,640)	$(2,857,716)

Loss per common and common equivalent share:
Basic	$(0.18)	$(0.10)	$(0.35)	$(0.16)
Diluted	$(0.18)	$(0.10)	$(0.35)	$(0.16)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	28,101,597	19,446,723	27,930,895	17,963,434
Diluted	28,101,597	19,446,723	27,930,895	17,963,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2008	27,410,684	$27,411	$47,412,518	$(12,627,853)	$34,812,076

Issuance of common shares as per an account purchase agreement, $0.001 par value	29,481	29	(29)	—	—

Exercise of warrants for common shares, $0.001 par value	623,378	623	2,293,135	—	2,293,758

Release of restricted common shares and stock-based compensation expense	152,795	153	1,655,379	—	1,655,532
Registration fees	—	—	(122,944)	—	(122,944)
Net loss	—	—	—	(9,677,640)	(9,677,640)
Balance at June 30, 2008	28,216,338	$28,216	$51,238,059	$(22,305,493)	$28,960,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(9,677,640)	$(2,857,716)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	276,539	60,760
Amortization of customer list, customer contracts and patents	141,831	167,532
Bad debt expense	51,721	(9,187)
Loss on asset disposal	—	1,388
Non-cash stock-based compensation expense	1,655,532	270,844
Changes in assets and liabilities:
Accounts receivable	847,594	(1,453,972)
Other receivables	(332,804)	287
Inventory	589,066	(1,518,351)
Prepaid expenses and other current assets	842,370	(292,641)
Other assets	(58,047)	(66,926)
Accounts payable	(5,261,973)	519,281
Customer rebate payable	63,075	(458,126)
Accrued liabilities and accrued warranty	694,444	373,981
Deferred revenue	(845,273)	(49,726)
Net cash used in operating activities	(11,013,565)	(5,312,572)
Cash flows from investing activities
Acquisition of property and equipment	(454,106)	(741,983)
Acquisition of customer list	—	(77,000)
Acquisition of Alternative Energy, Inc.	—	(80,000)
Net cash used in investing activities	(454,106)	(898,983)
Cash flows from financing activities
Borrowing on vehicle loans	122,975	495,596
Repayment of vehicle loans	(95,836)	(21,697)
Borrowings on line of credit, net	4,489,065	2,950,000
Payment of capital lease obligations	(10,905)	(6,901)
Restricted cash	(4,489,065)	—
Issuance of common stock under private placement	—	16,622,732
Proceeds from exercise of warrants	2,293,758	291,876
Payment of placement agent fees and registration fees	(122,944)	(1,027,743)
Net cash provided by financing activities	2,187,048	19,303,863
Net (decrease) increase in cash and cash equivalents	(9,280,623)	13,092,308
Cash and cash equivalents
Beginning of period	22,313,717	992,376
End of period	$13,033,094	$14,084,684
Supplemental cash flows disclosures:
Cash paid during the period for interest	$50,263	$38,778

Non-cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finders fees	$—	$1,002,527
Issuance of common stock under an account purchase agreement	$—	$175,568
Issuance of common stock for purchase of net assets under an asset purchase agreement	$—	$314,000
Assets acquired under capital lease	$—	$30,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2007 and 2006 appearing in the Company’s Form 10-KSB. The June 30, 2008 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Akeena Solar, Inc. was incorporated in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, the Company reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

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

Revenue Recognition
Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. In general, the Company recognizes revenue upon completion of a system installation for residential installations and the Company recognizes revenue under the percentage-of-completion method for commercial installations. Revenue recognition methods for revenue streams that fall under other categories are determined based on facts and circumstances.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of twelve months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. The Company has not experienced any losses on these investments.

Manufacturer and installation warranties
The Company warrants its products for various periods against defects in material or installation workmanship. The Company provides for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. The Company assists its customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company records a provision for the installation warranty, within cost of sales, based on its historical experience and management’s expectations of the probable future cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $1.0 million and approximately $648,000 at June 30, 2008 and December 31, 2007, respectively, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

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

In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. The Company does not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impacts of SFAS No. 162 on its consolidated financial statements.

3. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Trade accounts	$3,070,631	$4,389,425
State rebates receivable	5,612,839	5,121,754
Rebate receivable assigned to vendor	30,135	30,135
Other accounts receivable	—	21,000
Less: Allowance for doubtful accounts	(147,865)	(97,259)
	$8,565,740	$9,465,055

4. Inventory

Inventory consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Work in process	$907,772	$394,280
Finished goods	7,378,643	8,464,519
Less: provision for obsolete inventory	(27,014)	(10,332)
	$8,259,401	$8,848,467

5. Property and equipment, net

Property and equipment, net consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Vehicles	$1,405,552	$1,278,507
Office equipment	823,069	519,750
Leasehold improvements	224,247	224,247
Furniture and fixtures	96,187	74,191
	2,549,055	2,096,695
Less: Accumulated depreciation and amortization	(574,921)	(300,128)
	$1,974,134	$1,796,567

Depreciation expense for the six months ended June 30, 2008 and 2007 was approximately $277,000 and $61,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $26,000 at June 30, 2008. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $16,000 at December 31, 2007.

6. Assets Acquired
On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”). Concurrent with the execution of the Purchase Agreement, the Company entered into an employment agreement with the Seller to expand the Company’s operations into Fresno, California. The employment agreement provides for, among other things, an annual base salary of $120,000, which may be updated from time to time, and expires December 31, 2008. There are automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party. Under the terms of the employment agreement, the Seller agreed not to compete with the Company in Fresno, California, in the solar installation business for one year upon termination of employment.

The total assets purchased under the Purchase Agreement were approximately $500,000 which consisted of customer contracts valued at approximately $109,000, property and equipment of approximately $37,000, and a customer list valued at approximately $354,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and customer list. The customer contracts were amortized over the period during which the respective installations were completed and were fully amortized at December 31, 2007. Fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” at June 30, 2008 and December 31, 2007. The customer list valued at approximately $354,000 is included within “Customer list, net” in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007. The customer list was amortized over an eighteen month period and was fully amortized at June 30, 2008 and was net of amortization of approximately $269,000 at December 31, 2007.

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

The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination pursuant to SFAS No. 141, “Business Combinations.” The Company recorded approximately $319,000 of goodwill acquired in connection with the AEI transaction, which was subsequently adjusted to approximately $299,000 after a deferred purchase price payable amount was not remitted pursuant to the terms of the Asset Purchase Agreement. The Company assumed an operating lease for AEI’s offices located in Santa Rosa, California, which expires in September 2008 and provides for monthly rent payments of approximately $2,600. The Company assumed approximately $94,000 in vehicle loans and leases, which includes approximately $31,000 for a capital lease, and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Fixed assets purchased of approximately $102,000 are included within “Property and equipment, net” in the accompanying condensed consolidated balance sheets at June 30, 2008 and December 31, 2007. Customer contracts of approximately $97,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheets. The customer contracts were fully amortized at June 30, 2008 and net of accumulated amortization of approximately $42,000 at December 31, 2007. The customer contracts were amortized over the period during which the respective installations were completed, which ranged from 3-12 months from the purchase date of these contracts.

Concurrent with the execution of the business combination under the Asset Purchase Agreement, the Company entered into a two-year employment agreement (Notes 16 and 18) with one of the principal shareholders of AEI, as regional sales manager of its Santa Rosa, California office. The employment agreement, which expires on June 1, 2009, provides for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals are achieved, payable in shares of Company common stock, and severance payments. This Santa Rosa regional sales manager has also agreed not to compete with the Company in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California.

8. Accrued liabilities
Accrued liabilities consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Accrued salaries, wages, benefits and bonus	$955,273	$600,742
Accrued percentage completion costs	100,942	—
Use tax payable	93,827	—
Customer deposits	357,385	362,390
Accrued accounting and legal fees	133,340	146,000
Other accrued liabilities	118,892	322,748
	$1,759,659	$1,431,880

9. Credit facility
On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. On January 29, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to the prime rate (“Prime”) minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008. Effective December 31, 2007, the Second Modification to Loan and Security Agreement (the “Second Modification”) to the Credit Facility (i) increased the Company’s line of credit from $7.5 million to $25.0 million and (ii) changed the maturity date of the 2007 Credit Facility to July 1, 2009. Pursuant to the amended terms, the first $17.5 million borrowed under the 2007 Credit Facility will not be governed by any formula restrictions but is subject to satisfaction by the Company of a cash collateral balance requirement which is reflected as restricted cash to the extent of the amount borrowed in the accompanying condensed consolidated balance sheet at June 30, 2008. Borrowing above $17.5 million is limited to 80% of Eligible Accounts Receivable plus 55% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum amount of $7.5 million that is governed by the borrowing formula. Additional borrowing above $17.5 million will be subject to the same borrowing formula as set forth in the Loan Agreement, except that 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification) are now eligible under the borrowing formula.

As of June 30, 2008, approximately $4.5 million was outstanding under the 2007 Credit Facility and approximately $20.5 in additional borrowing capacity was available. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility.  Interest was calculated based on Prime minus 0.5% (4.50%) at June 30, 2008.  The Company is required to achieve or maintain certain financial ratios and covenants under the 2007 Credit Facility. The Company was in compliance with these financial ratios and covenants at June 30, 2008.

10. Stockholders’ equity
The Company was incorporated in 2001 and elected at that time to be taxed as an S corporation. During June 2006, the Company reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, the Company entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

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

11. Stock Option Plan and Stock Incentive Plan
The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of June 30, 2008 and December 31, 2007, respectively.

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

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on the restricted shares granted shall generally expire at a rate of 25% per year over four years, unless decided otherwise by the Company’s Compensation Committee. Upon the lapse of the restriction period, the restricted stock grantee shall receive the vested amount of shares and the restrictions shall cease to exist.

The Company recognized stock-based compensation expense of approximately $1.7 million and approximately $271,000 during the six months ended June 30, 2008 and 2007, respectively, relating to compensation expense calculated in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2008:

Number of Restricted Shares at June 30, 2008
Outstanding and not vested beginning balance	623,166
Granted during 2008	216,299
Forfeited/cancelled during 2008	(76,641)
Released/vested during 2008	(152,795)
Outstanding and not vested at June 30, 2008	610,029

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2008, there was approximately $2.7 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over the vesting period of the restricted shares granted. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the six months ended June 30, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying condensed consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2008:

Number of Shares Subject To Option
Outstanding at January 1, 2008	2,065,000
Granted during 2008	176,871
Forfeited/cancelled during 2008	(673,274)
Exercised during 2008	—
Outstanding at June 30, 2008	1,568,597

Exercisable at June 30, 2008	3,332

The stock options are valued at the grant date fair value and expensed over the requisite service period or vesting period. The fair value of stock options granted during the six months ended June 30, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 2.2% to 2.8%, an expected term of 3.2 years, an expected volatility factor of 93.6% and a dividend yield of 0.0%. The weighted-average fair value per share of the stock options granted during 2008 as determined on the date of grant was $4.42. The weighted-average exercise price is $5.64 for the 1,568,597 stock options outstanding as of June 30, 2008. As of December 31, 2007, the weighted-average fair value per share of the stock options as determined on the date of grant was $3.51 and the weighted-average exercise price was $5.31 for the 2,065,000 stock options outstanding as of December 31, 2007. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2008, there was approximately $4.7 million of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over the vesting period of the stock options granted. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the six months ended June 30, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying condensed consolidated statements of cash flows.

12. Stock Warrants

Warrant Activity
During the six months ended June 30, 2008, warrants to purchase 623,378 shares of the Company’s common stock were exercised. As of June 30, 2008, warrants to purchase 1,614,655 shares of the Company’s common stock were outstanding and exercisable. As of December 31, 2007, warrants to purchase 2,238,033 shares of the Company’s common stock were outstanding and exercisable.

Placement Agent Fees and Finders Fees
During 2006, the Company issued warrants to purchase 61,500 shares of the Company’s common stock at an exercise price per share of $1.00 in connection with placement agent fees for the 2006 Private Placement. During 2007, the Company issued warrants to purchase 746,869 shares of the Company’s common stock at exercise prices ranging from $1.97 - $10.08 per share in connection with placement agent fees and finders’ fees for the 2007 Private Placements. As of June 30, 2008, warrants issued in connection with placement agent fees and finders’ fees to purchase 352,422 shares of the Company’s common stock were outstanding and exercisable.

Investor Warrants
In connection with the 2007 Private Placements, warrants to purchase 2,071,631 shares of the Company’s common stock, with exercise prices ranging from $2.75 - 10.08 per share were issued to investors (“Investor Warrants”). Using the Black-Scholes pricing model, the relative fair value of the Investor Warrants issued in connection with the 2007 Private Placements was approximately $8.2 million. As of June 30, 2008, Investor Warrants to purchase 1,262,233 shares of the Company’s common stock were outstanding and exercisable.

13. Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2008 and 2007, respectively, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss.

At June 30, 2008, warrants to purchase 1,614,655 shares of the Company’s common stock, 610,029 non-vested restricted shares, net of forfeitures, and 3,332 exercisable options are dilutive securities that may dilute future earnings per share. The weighted-average number of common shares outstanding were 28,101,597 and 19,446,723 for the three months ended June 30, 2008 and 2007, respectively. The weighted-average number of common shares outstanding were 27,930,895 and 17,963,434 for the six months ended June 30, 2008 and 2007, respectively.

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

During September 2006, the Company entered into the Purchase Agreement as described in Note 6. After the Purchase Agreement was executed, the Seller transferred ownership of Solahart All Valley Energy Systems (“Solahart”), a Fresno-based installer of solar energy systems, solar hot water systems and solar pool heaters, to a family member and became an employee of the Company. Solahart no longer installs solar energy systems, but continues to operate focusing on solar water heating installations used in swimming pool and residential water heating. From time to time, the Company utilizes subcontractor labor provided by Solahart. Related party expenses between the Company and Solahart were approximately $46,000 and $89,000 for the six months ended June 30, 2008 and 2007, respectively, relating primarily to subcontracted installation services that Solahart provided to the Company.

15. Income Taxes
Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and six months ended June 30, 2008 and 2007, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

16. Commitments and contingencies

Litigation
The Company is involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

Employment Agreements
The Company has employment agreements with three employees. One employment agreement provides for an annual base salary of $120,000, expires December 31, 2008, and includes automatic one-year renewals unless written notice is given within 30 days of the end of the term by either party. A second employment agreement, which provides for an annual base salary of $120,000, expires June 1, 2009 (Notes 7 and 18). A third employment agreement, which provides for an annual base salary of $120,000, expires October 1, 2009.

17. Employee Benefit Plan
On December 14, 2007, the Board of Directors approved of the Company establishing a 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. The Company is not matching employee deferrals. During the six months ended June 30, 2008, employee deferrals totaled approximately $220,000.

18. Subsequent Events
During July 2008, the Company terminated an employment agreement with one of the former shareholders of AEI (Notes 7 and 16). The Company released the shareholder from an employment agreement (Notes 7 and 16), granted 20,000 shares of the Company’s common stock in accordance with the agreement, and transferred certain other assets. During August 2008, the Company entered into a modification of the Loan Agreement with Comerica Bank to extend the maturity date of the 2007 Credit Facility from July 1, 2009 to October 1, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to the “Company,” “we,” “our,” and “us” refer to Akeena Solar, Inc. and its subsidiaries (“Akeena Solar”).

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion contains “forward-looking statements,” including but not limited to expectations regarding revenue growth, net sales, gross profit, operating expenses and performance objectives, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions. These forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described below in Item 1A. of Part II of this Quarterly Report. Further information on potential risk factors that could affect our future business and financial results can be found in our periodic filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update any of these forward-looking statements.

Company Overview

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Fronius, Kyocera, SMA and Suntech. We currently serve customers in California, New York, New Jersey, Pennsylvania, Connecticut and Colorado. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national installers of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association.

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” As of August 7, 2008, we had twelve offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Bakersfield, Manteca , Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as Fairfield, New Jersey, Milford, Connecticut and Littleton, Colorado. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

During September 2007, we introduced our new solar panel technology (“Andalay”), which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Andalay offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Pursuant to an agreement, Suntech Power Holdings Co. Ltd. (“Suntech”) will provide us with volume manufacturing and delivery of our Andalay product used in our solar system installations. During January 2008, we also entered into a Licensing Agreement with Suntech. The terms of the Licensing Agreement authorize Suntech to distribute our Andalay product in Europe, Japan, and Australia commencing in January 2008. On August 5, 2008, we received U.S. Patent #7,406,800 from the United States Patent and Trademark Office which covers key claims of our Andalay solar panel technology, as well as U.S. Trademark #3481373 for registration of the mark “Andalay”.

Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Net sales	$7,061,699	100.0%	$7,510,861	100.0%	$19,310,071	100.0%	$13,803,291	100.0%
Cost of sales	6,019,310	85.2%	5,741,097	76.4%	15,852,127	82.1%	10,533,961	76.3%
Gross profit	1,042,389	14.8%	1,769,764	23.6%	3,457,944	17.9%	3,269,330	23.7%
Operating expenses:
Sales and marketing	2,128,929	30.2%	1,314,285	17.5%	4,245,223	22.0%	2,082,416	15.0%
General and administrative	4,039,943	57.2%	2,358,374	31.4%	9,052,300	46.9%	3,996,235	29.0%
Total operating expenses	6,168,872	87.4%	3,672,659	48.9%	13,297,523	68.9%	6,078,651	44.0%
Loss from operations	(5,126,483)	(72.6)%	(1,902,895)	(25.3)%	(9,839,579)	(51.0)%	(2,809,321)	(20.3)%
Other income (expense):
Interest income (expense), net	27,000	0.4%	(21,417)	(0.3)%	161,939	0.8%	(48,395)	(0.4)%
Total other income (expense)	27,000	0.4%	(21,417)	(0.3)%	161,939	0.8%	(48,395)	(0.4)%
Loss before provision for income taxes	(5,099,483)	(72.2)%	(1,924,312)	(25.6)%	(9,677,640)	(50.2)%	(2,857,716)	(20.7)%
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Net loss	$(5,099,483)	(72.2)%	$(1,924,312)	(25.6)%	$(9,677,640)	(50.2)%	$(2,857,716)	(20.7)%

Three Months Ended June 30, 2008 as compared to Three Months Ended June 30, 2007

Net sales

     Net sales totaled $7.1 million for the three months ended June 30, 2008 as compared to $7.5 million for the same period in 2007, or a decrease of 6.0% from 2007. During the three months ended June 30, 2008, our kilowatts installed was down slightly from the same period of 2007 primarily as a result of the unfavorable economic conditions surrounding tightening consumer credit and the uncertainty regarding the solar investment tax credit (ITC) extension.

     Cost of sales

     Cost of sales, including all installation expenses, during the three months ended June 30, 2008 was 85.2% of net sales as compared to 76.4% in 2007. This is primarily the result of higher than anticipated costs on commercial projects that were completed during the three months ended June 30, 2008 as compared to the same period of the prior year. Additionally, we had a favorable warranty adjustment during the three months ended June 30, 2007 which resulted in a 2.7% improvement of the prior year gross profit margin. Gross profit margin for the three months ended June 30, 2008 was 14.8% of net sales compared to 23.6% in 2007.

     Sales and marketing expenses

     Sales and marketing expenses for the three months ended June 30, 2008 were 30.2% of net sales as compared to 17.5% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $2.1million for the three months ended June 30, 2008 as compared to approximately $1.3 million for the same period in 2007. This increase is mainly due to higher sales and marketing payroll and sales commissions related to 35 additional sales and marketing employees as of June 30, 2008 compared to June 30, 2007. Advertising, public relations, trade shows, conferences and sales and marketing stock-based compensation also increased over the same period of 2007.

General and administrative expenses

General and administrative expenses for the quarter ended June 30, 2008 were 57.2% of net sales as compared to 31.4% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $4.0 million for the three months ended June 30, 2008 compared to approximately $2.4 million for the three months ended June 30, 2007. We increased our overall general and administrative headcount by two positions as of June 30, 2008 compared to June 30, 2007. General and administrative stock-based compensation increased compared to the prior year. Additionally, we were operating 12 offices as of June 30, 2008 compared to 7 offices as of June 30, 2007.

Interest expense

A credit line of $25.0 million is available to us under our credit facility (the “2007 Credit Facility”), as evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended. Approximately $20.5 million in additional borrowing capacity was available at June 30, 2008. Interest expense was approximately $84,000 for the three months ended June 30, 2008 as compared to interest expense of approximately $21,000 during the same period of 2007. Interest expense for the three months ended June 30, 2008 was offset by interest income of approximately $111,000.

Income taxes

During the three months ended June 30, 2008 and June 30, 2007, there was no income tax expense or benefit for federal and state income taxes reflected in the Company’s condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Six Months Ended June 30, 2008 as compared to Six Months Ended June 30, 2007

Net sales

Net sales totaled $19.3 million for the six months ended June 30, 2008 as compared to $13.8 million for the same period in 2007. The increase over the same period of the prior year is due to a higher volume of both residential and commercial installations for the six months ended June 30, 2008 as compared to 2007. The increased volume reflects a widening acceptance of photovoltaic technology on the consumer level. We were operating 12 offices as of June 30, 2008 compared to 7 offices as of June 30, 2007.

Cost of sales

Cost of sales, including all installation expenses, during the six months ended June 30, 2008 was 82.1% of net sales as compared to 76.3% in 2007. This is the result of higher equipment costs and higher than anticipated costs on commercial projects that were completed during the six months ended June 30, 2008 as compared to the same period of the prior year. Gross profit margin for the six months ended June 30, 2008 was 17.9% of net sales, as compared to 23.7% in 2007. Additionally, we had a favorable warranty adjustment during the three months ended June 30, 2007 which resulted in an improved gross profit margin for the prior year.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2008 were 22.0% of net sales as compared to 15.0% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $4.2 million for the six months ended June 30, 2008 as compared to approximately $2.1 million for the same period in 2007. This increase is mainly due to higher sales and marketing payroll and sales commissions related to 35 additional sales and marketing employees as of June 30, 2008 compared to June 30, 2007. Advertising, public relations, trade shows, conferences and sales and marketing stock-based compensation also increased over the same period of 2007.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2008 were 46.9% of net sales as compared to 29.0% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $9.1 million for the six months ended June 30, 2008 compared to approximately $4.0 million for the six months ended June 30, 2007. We increased our overall general and administrative headcount by two positions as of June 30, 2008 compared to June 30, 2007. General and administrative stock-based compensation increased compared to the prior year. Additionally, we were operating 12 offices as of June 30, 2008 compared to 7 offices as of June 30, 2007.

Interest expense

Interest expense was approximately $98,000 for the six months ended June 30, 2008 as compared to interest expense of approximately $48,000 during the same period of 2007. Interest expense for the six months ended June 30, 2008 was offset by interest income of approximately $260,000.

Income taxes

During the six months ended June 30, 2008 and June 30, 2007, there was no income tax expense or benefit for federal and state income taxes reflected in the Company’s condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Liquidity and capital resources

Our 2007 Credit Facility is evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended (the “Security Agreement”). Borrowings under the 2007 Credit Facility bear interest at prime minus 0.5%, payable on the first of each month. Pursuant to a modification in August 2008, the 2007 Credit Facility matures on October 1, 2009, at which time all outstanding amounts will become due and payable. Interest was calculated based on Prime minus 0.5% (4.50%) at June 30, 2008.  We are required to maintain or achieve certain financial ratios and covenants under the 2007 Credit Facility. While management believes our forecasted objectives are reasonable, actual results may differ materially from those projected, which may adversely affect the Company’s ability to meet one or more of the financial ratios and covenants. The Company was in compliance with these financial ratios and covenants at June 30, 2008.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and proceeds from equity financings. As of June 30, 2008, we had approximately $13.0 million in cash on hand, excluding $4.5 million of restricted cash, and approximately $20.5 million in additional borrowing capacity was available under our 2007 Credit Facility at June 30, 2008.

Cash flows used in operating activities were approximately $11.0 million and approximately $5.3 million for the six months ended June 30, 2008 and 2007, respectively. Accounts payable decreased by approximately $5.3 million, while our overall state rebates receivable balances and trade receivable balances decreased by approximately $848,000.

Cash flows used in investing activities were approximately $454,000 and approximately $899,000, respectively, for the six months ended June 30, 2008 and 2007. During 2008, we acquired computer equipment, office equipment, office furniture and other fixed assets primarily for our corporate office location.

Cash flows provided by financing activities were approximately $2.2 million and approximately $19.3 million, respectively, for the six months ended June 30, 2008 and 2007. During the first half of 2008, we borrowed approximately $4.5 million and we received proceeds of approximately $2.3 million from the exercise of warrants for shares of our common stock. During the first half of 2007, we raised proceeds of approximately $16.6 million, before cash paid for placement agent fees and registration fees of approximately $1.0 million, from the issuance of our common stock under private placements. In addition, approximately $3.0 million was borrowed during the six months ended June 30, 2007 under our 2007 Credit Facility.

     Contractual obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,597,622	$785,254	$783,106	$29,262	$—
Vehicle loans	863,580	219,357	591,411	52,812	—
Capital leases	59,894	17,991	41,903	—	—
	$2,521,096	$1,022,602	$1,416,420	$82,074	$—

Application of critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ended December 31, 2007 and 2006 as filed in our Annual Report on Form 10-KSB provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, and it should be noted that their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. In general, we recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion method for commercial installations. Revenue recognition methods for revenue streams that fall under other categories are determined based on facts and circumstances.

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

Warranty Provision. We warrant our products for various periods against defects in material or installation workmanship. We provide for a 5-year warranty or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We record a provision for our installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment.

Seasonality

Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes in weather as well as changes in state or Federal subsidies. Historically, our sales are highest during the third and fourth quarters as a result of good weather and robust bookings in the second quarter.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2007 Credit Facility is subject to market risk and interest rate changes. The borrowings under the 2007 Credit Facility bear interest at Prime minus 0.5% or LIBOR plus 2.25%. At June 30, 2008, we had $4.5 million outstanding under the Credit Facility and interest rate changes would have an impact on our interest expense pursuant to our 2007 Credit Facility.

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

Quarterly Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the three month period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the implementation of a new equity software application was the only such change during the quarter and such change did not materially affect our internal control over financial reporting. This change is intended and expected to improve our internal control over financial reporting.

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

The components used in our systems are purchased from a limited number of manufacturers. We source components (such as solar panels and inverters) from manufacturers such as Fronius, Kyocera, SMA and Suntech. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels recently experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

Geographical business expansion efforts we make could result in difficulties in successfully managing our business and consequently harm our financial condition.

As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts in our current or other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. During 2007, we commenced operations at our Bakersfield, Manteca and Santa Rosa offices in California. We commenced operations in Fresno (Clovis), California, through the purchase of customer contracts, and additionally, we opened offices in Lake Forest, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California. During 2008, we opened an office in Connecticut and also opened an office in Colorado. We currently intend to seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses/contracts or successfully integrate acquired businesses/contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:

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

Our Andalay technology is new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with Andalay that are unexpected and could have a material adverse effect on our business or results of operations. We recently received U.S. Patent #7,406,800 from the United States Patent and Trademark Office which covers key claims of our Andalay solar panel technology. Several other of our patent applications covering Andalay are currently pending. Ultimately, we may not be able to realize the benefits from any patent that is issued.

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

Our profitability depends, in part, on our success on brand recognition and we could lose our competitive advantage if we are not able to protect our trademarks and patents against infringement, and any related litigation could be time-consuming and costly.

We believe our brand has gained substantial recognition by customers in certain geographic areas. We have registered the “Akeena” and “Andalay” trademarks with the United States Patent and Trademark Office. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

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

Our obligations under the 2007 Credit Facility with Comerica Bank are secured by all of our assets. (See “Management’s Discussion and Analysis or Plan of Operation — Liquidity and Capital Resources”). If we default under the credit facility we could be required to repay all of our borrowings thereunder. In addition, Comerica could foreclose its security interest and liquidate some or all of our assets, which could cause us to cease operations.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 26.0% of our outstanding common stock. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the period covered by this Quarterly Report, we did not issue any unregistered equity securities.

Item 6. EXHIBITS.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

10.1*	Third Modification to Loan and Security Agreement, dated August 4, 2008, between the Company and Comerica Bank

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2008	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2008	/s/ Gary Effren
Gary Effren
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

10.1*	Third Modification to Loan and Security Agreement, dated August 4, 2008, between the Company and Comerica Bank

31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    filed herewith