Form 10KSB/A
period 2007-12-31
Akeena Solar, Inc.
filed 2008-09-12
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
None

EXPLANATORY NOTE

Our Annual Report on Form 10-KSB for the year ended December 31, 2007 was filed with the Securities and Exchange Commission on March 19, 2008 (the “Original Report”). This Amendment No. 1 to the Original Report is being filed solely for the purpose of revising the certifications of our principal executive officer and our principal financial officer filed as Exhibits 31.1 and 31.2, to add provisions inadvertently omitted from paragraph 4 of those certifications. This Amendment No. 1 does not reflect events occurring since the filing of the Original Report, and it does not modify, update or reiterate the disclosure provided in the Original Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2008

AKEENA SOLAR, INC.

/s/ Gary Effren
Gary Effren

Chief Financial Officer
(Principal Financial Officer)

 Exhibit Index

Exhibit Number	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer