Form 10-Q
period 2008-09-30
Akeena Solar, Inc.
filed 2008-11-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

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

As of November 12, 2008, 29,343,622 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$2,602,717	$22,313,717
Restricted cash	14,949,491	—
Accounts receivable, net	10,560,845	9,465,055
Other receivables	484,588	278,636
Inventory, net	12,167,504	8,848,467
Prepaid expenses and other current assets, net	7,206,397	3,055,787
Total current assets	47,971,542	43,961,662
Property and equipment, net	1,970,988	1,796,567
Customer list, net	—	84,698
Goodwill	298,500	318,500
Other assets, net	211,203	162,880
Total assets	$50,452,233	$46,324,307

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,513,713	$6,716,475
Customer rebate payable	287,702	346,097
Accrued liabilities	2,529,204	1,431,880
Accrued warranty	883,378	647,706
Deferred purchase price payable	—	20,000
Deferred revenue	1,895,611	1,442,834
Credit facility	14,949,491	—
Current portion of capital lease obligations	25,146	24,130
Current portion of vehicle loans	221,184	191,845
Total current liabilities	25,305,429	10,820,967
Capital lease obligations, less current portion	30,280	46,669
Vehicle loans, less current portion	587,831	644,595
Total liabilities	25,923,540	11,512,231

Commitments, contingencies and subsequent events (Notes 16 and 18)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,323,597 and 27,410,684 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	28,323	27,411
Additional paid-in capital	52,298,421	47,412,518
Accumulated deficit	(27,798,051)	(12,627,853)
Total stockholders’ equity	24,528,693	34,812,076
Total liabilities and stockholders’ equity	$50,452,233	$46,324,307

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$10,595,632	$8,088,320	$29,905,703	$21,891,611
Cost of sales	9,249,600	6,392,850	25,101,727	16,926,811
Gross profit	1,346,032	1,695,470	4,803,976	4,964,800
Operating expenses
Sales and marketing	2,312,006	1,793,616	6,557,229	3,876,032
General and administrative	4,512,817	3,593,406	13,565,117	7,589,641
Total operating expenses	6,824,823	5,387,022	20,122,346	11,465,673
Loss from operations	(5,478,791)	(3,691,552)	(15,318,370)	(6,500,873)
Other income (expense)
Interest income (expense), net	(13,767)	(31,620)	148,172	(80,015)
Total other income (expense)	(13,767)	(31,620)	148,172	(80,015)
Loss before provision for income taxes	(5,492,558)	(3,723,172)	(15,170,198)	(6,580,888
Provision for income taxes	—	—	—	—
Net loss	$(5,492,558)	$(3,723,172)	$(15,170,198)	$(6,580,888)

Loss per common and common equivalent share:
Basic	$(0.19)	$(0.16)	$(0.54)	$(0.33)
Diluted	$(0.19)	$(0.16)	$(0.54)	$(0.33)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	28,254,915	22,995,430	28,039,690	19,652,136
Diluted	28,254,915	22,995,430	28,039,690	19,652,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2008	27,410,684	$27,411	$47,412,518	$(12,627,853)	$34,812,076

Issuance of common shares as per an account purchase agreement, $0.001 par value	29,481	29	(29)	—	—

Exercise of warrants for common shares, $0.001 par value	623,378	623	2,293,135	—	2,293,758

Release of restricted common shares and stock-based compensation expense	260,054	260	2,720,740	—	2,721,000
Registration fees	—	—	(127,943)	—	(127,943)
Net loss	—	—	—	(15,170,198)	(15,170,198)
Balance at September 30, 2008	28,323,597	$28,323	$52,298,421	$(27,798,051)	$24,528,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(15,170,198)	$(6,580,888)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	426,130	124,017
Amortization of customer list, customer contracts and patents	143,066	226,563
Bad debt expense	69,646	15,829
Loss on asset disposal	—	1,388
Non-cash stock-based compensation expense	2,721,000	1,021,901
Changes in assets and liabilities:
Accounts receivable	(1,165,436)	(3,198,296)
Other receivables	(205,952)	(259,834)
Inventory	(3,319,037)	(4,845,068)
Prepaid expenses and other current assets	(4,205,474)	(745,646)
Other assets	(51,827)	(112,729)
Accounts payable	(2,202,762)	4,023,833
Customer rebate payable	(58,395)	(587,021)
Accrued liabilities and accrued warranty	1,332,996	1,144,023
Deferred revenue	452,777	(8,403)
Net cash used in operating activities	(21,233,466)	(9,780,331)
Cash flows from investing activities
Acquisition of property and equipment	(600,551)	(1,175,733)
Acquisition of customer list	—	(77,000)
Increase in amount due from related party	—	(400)
Acquisition of Alternative Energy, Inc.	—	(80,000)
Net cash used in investing activities	(600,551)	(1,333,133)
Cash flows from financing activities
Borrowing on vehicle loans	122,975	519,197
Repayment of vehicle loans	(150,400)	(55,322)
Borrowings on line of credit, net	14,949,491	4,248,964
Payment of capital lease obligations	(15,373)	(32,436)
Restricted cash	(14,949,491)	—
Issuance of common stock under private placement	—	16,622,732
Proceeds from exercise of warrants	2,293,758	1,340,370
Payment of placement agent fees and registration fees	(127,943)	(1,044,023)
Net cash provided by financing activities	2,123,017	21,599,482
Net (decrease) increase in cash and cash equivalents	(19,711,000)	10,486,018
Cash and cash equivalents
Beginning of period	22,313,717	992,376
End of period	$2,602,717	$11,478,394
Supplemental cash flows disclosures:
Cash paid during the period for interest	$105,268	$76,741

Non-cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finders fees	$—	$1,002,527
Issuance of common stock under purchase agreements and settlement agreements	$213,555	$489,568
Assets acquired under capital lease	$—	$31,037
Vehicle loans assumed under asset purchase agreement	$—	$61,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2007 and 2006 appearing in the Company’s Form 10-KSB. The September 30, 2008 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Manufacturer and installation warranties
The Company warrants its products for various periods against defects in material or installation workmanship. The Company provides for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. The Company assists its customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company records a provision for the installation warranty, within cost of sales, based on its historical experience and management’s expectations of the probable future cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $883,000 and approximately $648,000 at September 30, 2008 and December 31, 2007, respectively, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for the installation warranty consists of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Beginning accrued warranty balance	$647,706	$508,655
Reduction for labor payments and claims made under the warranty	(372,182)	(47,577)
Accruals related to warranties issued during the period	777,124	386,628
Adjustments relating to changes in warranty estimates	(169,270)	(200,000)
Ending accrued warranty balance	$883,378	$647,706

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect the adoption of SFAS 141R to have a material impact on its consolidated financial position or consolidated results of operations.

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

In December 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements, analogy to such pronouncements if not within their scope, or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on the Company’s consolidated results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles for nongovernmental entities. SFAS No. 162 is effective November 15, 2008. The Company believes that the potential impact of SFAS No. 162 on its consolidated financial statements is not material.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Among other items, FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP APB 14-1 to have a material impact on the Company’s consolidated results of operations or financial position.

3. Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Trade accounts	$5,406,357	$4,389,425
State rebates receivable	5,318,209	5,121,754
Rebate receivable assigned to vendor	2,144	30,135
Other accounts receivable	—	21,000
Less: Allowance for doubtful accounts	(165,865)	(97,259)
	$10,560,845	$9,465,055

4. Inventory

Inventory consists of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Work in process	$2,498,035	$394,280
Finished goods	9,721,282	8,464,519
Less: provision for obsolete inventory	(51,813)	(10,332)
	$12,167,504	$8,848,467

5. Property and equipment, net

Property and equipment, net consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Vehicles	$1,407,916	$1,278,507
Office equipment	967,150	519,750
Leasehold improvements	224,247	224,247
Furniture and fixtures	96,186	74,191
	2,695,499	2,096,695
Less: Accumulated depreciation and amortization	(724,511)	(300,128)
	$1,970,988	$1,796,567

Depreciation expense for the nine months ended September 30, 2008 and 2007 was approximately $426,000 and $124,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $30,000 at September 30, 2008. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $16,000 at December 31, 2007.

6. Assets Acquired

On September 29, 2006, the Company executed an Account Purchase Agreement (the “Purchase Agreement”), whereby the Company purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”). Concurrent with the execution of the Purchase Agreement, the Company entered into an employment agreement with the Seller to expand the Company’s operations into Fresno, California. The employment agreement provided for, among other things, an annual base salary of $120,000. Under the terms of the employment agreement, the Seller agreed not to compete with the Company in Fresno, California, in the solar installation business for one year upon termination of employment.

The total assets purchased under the Purchase Agreement were approximately $500,000 which consisted of customer contracts valued at approximately $109,000, property and equipment of approximately $37,000, and a customer list valued at approximately $354,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and customer list. The customer contracts were amortized over the period during which the respective installations were completed and were fully amortized at December 31, 2007. Fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” at September 30, 2008 and December 31, 2007. The customer list valued at approximately $354,000 is included within “Customer list, net” in the accompanying condensed consolidated balance sheets at September 30, 2008 and December 31, 2007. The customer list was amortized over an eighteen month period and was fully amortized at September 30, 2008 and was net of amortization of approximately $269,000 at December 31, 2007.

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

During September 2008, the Company terminated the employment agreement with the Seller. The Company released the Seller from the employment agreement and granted to the Seller 32,333 shares of the Company’s common stock based on earn out amounts in the agreement.

7. Acquisitions

On May 3, 2007, the Company purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for approximately $100,000 and 100,000 shares of the Company’s common stock.

The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination pursuant to SFAS No. 141, “Business Combinations.” The Company recorded approximately $319,000 of goodwill acquired in connection with the AEI transaction, which was subsequently adjusted to approximately $299,000 after a deferred purchase price payable amount was not remitted pursuant to the terms of the Asset Purchase Agreement. The Company assumed an operating lease for AEI’s offices located in Santa Rosa, California, which expired in September 2008, is currently being paid on a month-to-month basis and provides for monthly rent payments of approximately $2,600. The Company assumed approximately $94,000 in vehicle loans and leases, which includes approximately $31,000 for a capital lease, and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Fixed assets purchased of approximately $102,000 are included within “Property and equipment, net” in the accompanying condensed consolidated balance sheets at September 30, 2008 and December 31, 2007. Customer contracts of approximately $97,000 are included within “Prepaid expenses and other current assets, net” in the accompanying condensed consolidated balance sheets. The customer contracts were fully amortized at September 30, 2008 and net of accumulated amortization of approximately $42,000 at December 31, 2007. The customer contracts were amortized over the period during which the respective installations were completed, which ranged from 3-12 months from the purchase date of these contracts.

Concurrent with the execution of the business combination under the Asset Purchase Agreement, the Company entered into a two-year employment agreement with one of the principal shareholders of AEI, as regional sales manager of its Santa Rosa, California office. The employment agreement provided for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals were achieved, payable in shares of Company common stock, and severance payments. This Santa Rosa regional sales manager has also agreed not to compete with the Company in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California.

During July 2008, the Company terminated the employment agreement with the former AEI shareholder. The Company released the shareholder from the employment agreement, granted 20,000 shares of the Company’s common stock based on earn out amounts in the agreement, and transferred certain other assets.

8. Accrued liabilities

Accrued liabilities consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Accrued salaries, wages, benefits and bonus	$764,332	$600,742
Accrued percentage completion costs	793,917	—
Use tax payable	145,865	—
Customer deposits	484,208	362,390
Accrued accounting and legal fees	155,430	146,000
Other accrued liabilities	185,452	322,748
	$2,529,204	$1,431,880

9. Credit facility

On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. On January 29, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to the prime rate (“Prime”) minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008. Effective December 31, 2007, the Second Modification to Loan and Security Agreement (the “Second Modification”) to the Credit Facility (i) increased the Company’s line of credit from $7.5 million to $25.0 million and (ii) changed the maturity date of the 2007 Credit Facility to July 1, 2009. The Third Modification to Loan and Security Agreement to the Credit Facility changed the maturity date of the 2007 Credit Facility to October 1, 2009. Pursuant to the amended terms, the first $17.5 million borrowed under the 2007 Credit Facility will not be governed by any formula restrictions but is subject to satisfaction by the Company of a cash collateral balance requirement which is reflected as restricted cash to the extent of the amount borrowed in the accompanying condensed consolidated balance sheet at September 30, 2008. Borrowing above $17.5 million is limited to 80% of Eligible Accounts Receivable (including 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification)) plus 55% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum amount of $7.5 million that is governed by the borrowing formula. Additional borrowing above $17.5 million will be subject to the same borrowing formula as set forth in the Loan Agreement, except that 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification) are now eligible under the borrowing formula.

As of September 30, 2008, approximately $14.9 million was outstanding under the 2007 Credit Facility, letters of credit of approximately $1.5 million were outstanding under the 2007 Credit Facility and approximately $8.6 million in additional borrowing capacity was available. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility.  Interest was calculated based on Prime minus 0.5% (4.50%) at September 30, 2008.  The Company is required to achieve or maintain certain financial ratios and covenants under the 2007 Credit Facility. The Company was in compliance with these financial ratios and covenants at September 30, 2008.

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

11. Stock Option Plan and Stock Incentive Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors, subject to the terms of the 2001 Plan, determines to whom grants are made, and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of September 30, 2008 and December 31, 2007, respectively.

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

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on the restricted shares granted generally expires at a rate of 25% per year over four years, unless decided otherwise by the Company’s Compensation Committee. Upon the lapse of the restriction period, the restricted stock grantee shall receive the vested amount of shares and the restrictions shall cease to exist.

The Company recognized stock-based compensation expense of approximately $2.7 million and approximately $1.0 million during the nine months ended September 30, 2008 and 2007, respectively, relating to compensation expense calculated in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2008:

Number of Restricted Shares at September 30, 2008
Outstanding and not vested beginning balance	623,166
Granted during 2008	569,732
Forfeited/cancelled during 2008	(159,555)
Released/vested during 2008	(260,054)
Outstanding and not vested at September 30, 2008	773,289

The restricted stock is valued at the grant date fair value of the common stock as reported on the Nasdaq Stock Market and expensed over the requisite service period or vesting period. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2008, there was approximately $3.1 million of unamortized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being amortized over the vesting period of the restricted shares granted. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the nine months ended September 30, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying condensed consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2008:

Number of Shares Subject To Option
Outstanding at January 1, 2008	2,065,000
Granted during 2008	176,871
Forfeited/cancelled during 2008	(828,274)
Exercised during 2008	—
Outstanding at September 30, 2008	1,413,597

Exercisable at September 30, 2008	448,332

The stock options are valued at the grant date fair value and expensed over the requisite service period or vesting period. The fair value of stock options granted during the nine months ended September 30, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 1.8% to 2.8%, an expected term of 3.2 years, an expected volatility factor of 93.6% and a dividend yield of 0.0%. The weighted-average fair value per share of the stock options granted during 2008 as determined on the date of grant was $4.33. The weighted-average exercise price is $5.54 for the 1,413,597 stock options outstanding as of September 30, 2008. As of December 31, 2007, the weighted-average fair value per share of the stock options as determined on the date of grant was $3.51 and the weighted-average exercise price was $5.31 for the 2,065,000 stock options outstanding as of December 31, 2007. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2008, there was approximately $3.3 million of unamortized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being amortized over the vesting period of the stock options granted. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the nine months ended September 30, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying condensed consolidated statements of cash flows.

12. Stock Warrants

Warrant Activity
During the nine months ended September 30, 2008, warrants to purchase 623,378 shares of the Company’s common stock were exercised. As of September 30, 2008, warrants to purchase 1,614,655 shares of the Company’s common stock were outstanding and exercisable. As of December 31, 2007, warrants to purchase 2,238,033 shares of the Company’s common stock were outstanding and exercisable.

Placement Agent Fees and Finders Fees
During 2006, the Company issued warrants to purchase 61,500 shares of the Company’s common stock at an exercise price per share of $1.00 in connection with placement agent fees for the 2006 Private Placement. During 2007, the Company issued warrants to purchase 746,869 shares of the Company’s common stock at exercise prices ranging from $1.97 - $10.08 per share in connection with placement agent fees and finders’ fees for the 2007 Private Placements. As of September 30, 2008, warrants issued in connection with placement agent fees and finders’ fees to purchase 352,422 shares of the Company’s common stock were outstanding and exercisable.

Investor Warrants
In connection with the 2007 Private Placements, warrants to purchase 2,071,631 shares of the Company’s common stock, with exercise prices ranging from $2.75 - 10.08 per share were issued to investors (“Investor Warrants”). Using the Black-Scholes pricing model, the relative fair value of the Investor Warrants issued in connection with the 2007 Private Placements was approximately $8.2 million. As of September 30, 2008, Investor Warrants to purchase 1,262,233 shares of the Company’s common stock were outstanding and exercisable.

13. Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2008 and 2007, respectively, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss.

At September 30, 2008, warrants to purchase 1,614,655 shares of the Company’s common stock, 773,289 non-vested restricted shares, net of forfeitures, and 1,413,597 options outstanding are dilutive securities that may dilute future earnings per share. The weighted-average number of common shares outstanding were 28,254,915 and 22,995,430 for the three months ended September 30, 2008 and 2007, respectively. The weighted-average number of common shares outstanding were 28,039,690 and 19,652,136 for the nine months ended September 30, 2008 and 2007, respectively.

14. Related party transactions

The Chief Executive Officer of the Company is a director of Akeena Wireless, Inc. (“AWI”) and is currently a custodian for AWI. The Company previously issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01 in exchange for the purchase of assets from AWI. This warrant was exercised during 2006. The Company did not enter into any transactions with AWI during 2008 or 2007.

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

During September 2006, the Company entered into the Purchase Agreement as described in Note 6. After the Purchase Agreement was executed, the Seller transferred ownership of Solahart All Valley Energy Systems (“Solahart”), a Fresno-based installer of solar energy systems, solar hot water systems and solar pool heaters, to a family member and became an employee of the Company. Solahart no longer installs solar energy systems, but continues to operate focusing on solar water heating installations used in swimming pool and residential water heating. From time to time, the Company utilizes subcontractor labor provided by Solahart. Related party expenses between the Company and Solahart were approximately $48,000 and $103,000 for the nine months ended September 30, 2008 and 2007, respectively, relating primarily to subcontracted installation services that Solahart provided to the Company. On September 29, 2008, the Company terminated the employment agreement with the Seller of Solahart. The Company released the Seller from the employment agreement and granted to the Seller 32,333 shares of the Company’s common stock based on earn out amounts in the agreement.

15. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and nine months ended September 30, 2008 and 2007, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

16. Commitments and contingencies

Litigation
The Company is involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

17. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved of the Company establishing a 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. The Company is not matching employee deferrals. During the nine months ended September 30, 2008, employee deferrals totaled approximately $324,000.

18. Subsequent Events

During October 2008, 242,500 shares of the Company’s restricted stock were granted under the Stock Plan. On October 21, 2008, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 4,000,000 shares to 5,000,000 shares.

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

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” As of November 12, 2008, we had twelve offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Bakersfield, Manteca , Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as Fairfield, New Jersey, Milford, Connecticut and Littleton, Colorado. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

During September 2007, we introduced our new solar panel technology (“Andalay”), which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our Andalay panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Pursuant to two agreements, Suntech Power Holdings Co. Ltd. (“Suntech”) and Kyocera Solar, Inc. (“Kyocera”) will provide us with volume manufacturing and delivery of our Andalay product used in our solar system installations. During January 2008, we also entered into a Licensing Agreement with Suntech. The terms of the Licensing Agreement authorize Suntech to distribute our Andalay product in Europe, Japan, and Australia commencing in January 2008. On August 5, 2008, we received from the United States Patent and Trademark Office U.S. Patent #7,406,800 which covers key claims of our Andalay solar panel technology, as well as U.S. Trademark #3481373 for registration of the mark “Andalay”.

Results of Operations
     The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Net sales	$10,595,632	100.0%	$8,088,320	100.0%	$29,905,703	100.0%	$21,891,611	100.0%
Cost of sales	9,249,600	87.3%	6,392,850	79.0%	25,101,727	83.9%	16,926,811	77.3%
Gross profit	1,346,032	12.7%	1,695,470	21.0%	4,803,976	16.1%	4,964,800	22.7%
Operating expenses:
Sales and marketing	2,312,006	21.8%	1,793,616	22.2%	6,557,229	21.9%	3,876,032	17.7%
General and administrative	4,512,817	42.6%	3,593,406	44.4%	13,565,117	45.4%	7,589,641	34.7%
Total operating expenses	6,824,823	64.4%	5,387,022	66.6%	20,122,346	67.3%	11,465,673	52.4%
Loss from operations	(5,478,791)	(51.7)%	(3,691,552)	(45.6)%	(15,318,370)	(51.2)%	(6,500,873)	(29.7)%
Other income (expense):
Interest income (expense), net	(13,767)	(0.1)%	(31,620)	(0.4)%	148,172	0.5%	(80,015)	(0.4)%
Total other income (expense)	(13,767)	(0.1)%	(31,620)	(0.4)%	148,172	0.5%	(80,015)	(0.4)%
Loss before provision for income taxes	(5,492,558)	(51.8)%	(3,723,172)	(46.0)%	(15,170,198)	(50.7)%	(6,580,888)	(30.1)%
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Net loss	$(5,492,558)	(51.8)%	$(3,723,172)	(46.0)%	$(15,170,198)	(50.7)%	$(6,580,888)	(30.1)%

Three Months Ended September 30, 2008 as compared to Three Months Ended September 30, 2007

Net sales

     Net sales totaled $10.6 million for the three months ended September 30, 2008 as compared to $8.1 million for the same period in 2007, or an increase of 31.0% from 2007. During the three months ended September 30, 2008, our kilowatts installed increased over the same period of 2007 as a result of an increase in commercial installations as our installation crews focused on commercial jobs with year-end deadlines.

     Cost of sales

     Cost of sales as a percent of sales, including all installation expenses, during the three months ended September 30, 2008 was 87.3% of net sales as compared to 79.0% during the three months ended September 30, 2007. The increase in cost of sales as a percent of sales was primarily due to higher than anticipated costs on commercial projects that were completed during the three months ended September 30, 2008 as compared to the same period of the prior year. Partially offsetting this increase was a favorable warranty adjustment during the three months ended September 30, 2008. Gross profit margin for the three months ended September 30, 2008 was 12.7% of net sales compared to 21.0% for the three months ended September 30, 2007.

     Sales and marketing expenses

     Sales and marketing expenses for the three months ended September 30, 2008 were $2.3 million, or 22.8% of net sales as compared to 1.8 million, or 22.2% of net sales during the same period of the prior year. The increase in sales and marketing expenses for the three months ended September 30, 2008 was primarily due to higher sales and marketing payroll and sales commissions related to twelve additional sales and marketing employees as of September 30, 2008 compared to September 30, 2007. Advertising, public relations, trade shows, conferences and sales and marketing stock-based compensation also increased over the same period of 2007.

General and administrative expenses

General and administrative expenses for the quarter ended September 30, 2008 were $4.5 million, or 42.6% of net sales as compared to $3.6 million, or 44.4% of net sales during the same period of the prior year. We decreased our overall general and administrative headcount by twelve positions as of September 30, 2008 compared to September 30, 2007. General and administrative stock-based compensation increased approximately $89,000 compared to the prior year. Additionally, we were operating 12 offices as of September 30, 2008 compared to 9 offices as of September 30, 2007.

Interest, net

A credit line of $25.0 million is available to us under our credit facility (the “2007 Credit Facility”), as evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended. Approximately $8.6 million in additional borrowing capacity was available at September 30, 2008. Interest expense was approximately $106,000 for the three months ended September 30, 2008 as compared to interest expense of approximately $32,000 during the same period of 2007. Interest expense for the three months ended September 30, 2008 was offset by interest income of approximately $92,000.

Income taxes

During the three months ended September 30, 2008 and September 30, 2007, there was no income tax expense or benefit for federal and state income taxes reflected in the Company’s condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Nine Months Ended September 30, 2008 as compared to Nine Months Ended September 30, 2007

Net sales

Net sales totaled $29.9 million for the nine months ended September 30, 2008 as compared to $21.9 million for the same period in 2007. The increase over the same period of the prior year was due to a higher volume of both residential and commercial installations for the nine months ended September 30, 2008 as compared to September 30, 2007. The increased volume reflects a widening acceptance of photovoltaic technology on the consumer level. We were operating 12 offices as of September 30, 2008 compared to 9 offices as of September 30, 2007.

Cost of sales

Cost of sales, including all installation expenses, during the nine months ended September 30, 2008 was 83.9% of net sales as compared to 77.3% in 2007. This is the result of higher equipment costs and higher than anticipated costs on commercial projects that were completed during the nine months ended September 30, 2008 as compared to the same period of the prior year. Gross profit margin for the nine months ended September 30, 2008 was 16.1% of net sales, as compared to 22.7% in 2007.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2008 were 21.9% of net sales as compared to 17.7% of net sales during the same period of the prior year. Sales and marketing expenses were approximately $6.6 million for the nine months ended September 30, 2008 as compared to approximately $3.9 million for the same period in 2007. This increase is mainly due to higher sales and marketing payroll and sales commissions related to twelve additional sales and marketing employees as of September 30, 2008 compared to September 30, 2007. Advertising, public relations, trade shows, conferences and sales and marketing stock-based compensation also increased over the same period of 2007.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2008 were 45.4% of net sales as compared to 34.7% of net sales during the same period of the prior year. General and administrative expenses increased to approximately $13.6 million for the nine months ended September 30, 2008 compared to approximately $7.6 million for the nine months ended September 30, 2007. We decreased our overall general and administrative headcount by twelve positions as of September 30, 2008 compared to September 30, 2007. General and administrative stock-based compensation increased compared to the prior year. Additionally, we were operating 12 offices as of September 30, 2008 compared to 9 offices as of September 30, 2007.

Interest, net

Interest income was approximately $352,000 for the nine months ended September 30, 2008 as compared to interest expense of approximately $80,000 during the same period of 2007. Interest income for the nine months ended September 30, 2008 was offset by interest expense of approximately $204,000.

Income taxes

During the nine months ended September 30, 2008 and September 30, 2007, there was no income tax expense or benefit for federal and state income taxes reflected in the Company’s condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Liquidity and capital resources

Our 2007 Credit Facility is evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended (the “Security Agreement”). Borrowings under the 2007 Credit Facility bear interest at prime minus 0.5%, payable on the first of each month. Pursuant to a modification in August 2008, the 2007 Credit Facility matures on October 1, 2009, at which time all outstanding amounts will become due and payable. Interest was calculated based on Prime minus 0.5% (4.50%) at September 30, 2008.  We are required to maintain or achieve certain financial ratios and covenants under the 2007 Credit Facility. While management believes our forecasted objectives are reasonable, actual results may differ materially from those projected, which may adversely affect our ability to meet one or more of the financial ratios and covenants. We were in compliance with these financial ratios and covenants at September 30, 2008.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and proceeds from equity financings. As of September 30, 2008, we had approximately $2.6 million in cash on hand, excluding $14.9 million of restricted cash. At September 30, 2008, there were letters of credit of approximately $1.5 million outstanding and approximately $8.6 million in additional borrowing capacity was available under our 2007 Credit Facility.

Cash flows used in operating activities were approximately $21.2 million and approximately $9.8 million for the nine months ended September 30, 2008 and 2007, respectively. Accounts payable decreased by approximately $2.2 million, while our overall state rebates receivable balances and trade receivable balances increased by approximately $1.2 million. Inventory increased by approximately $3.3 million in order to maintain adequate supply levels for our increase in installations.

Cash flows used in investing activities were approximately $601,000 and approximately $1.3 million respectively, for the nine months ended September 30, 2008 and 2007. During 2008, we acquired computer equipment, office equipment, office furniture and other fixed assets primarily for our corporate office location.

Cash flows provided by financing activities were approximately $2.1 million and approximately $21.6 million, respectively, for the nine months ended September 30, 2008 and 2007. During the first nine months of 2008, we borrowed approximately $14.9 million and we received proceeds of approximately $2.3 million from the exercise of warrants for shares of our common stock. During the nine months ended September 30, 2007, we raised proceeds of approximately $16.6 million, before cash paid for placement agent fees and registration fees of approximately $1.0 million, from the issuance of our common stock under private placements. In addition, approximately $4.2 million was borrowed during the nine months ended September 30, 2007 under our 2007 Credit Facility.

     Contractual obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,479,816	$808,487	$659,624	$11,705	$—
Vehicle loans	809,015	221,184	558,708	29,123	—
Capital leases	55,426	25,146	30,280	—	—
	$2,344,257	$1,054,817	$1,248,612	$40,828	$—

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

Warranty Provision. We warrant our products for various periods against defects in material or installation workmanship. We provide for a 5-year warranty or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We record a provision for our installation warranty, within cost of sales, based on our historical experience and expectations of the probable future cost to be incurred in honoring our warranty commitment.

Seasonality

Our quarterly installation volume and operating results may vary significantly from quarter to quarter as a result of seasonal changes in weather as well as changes in state or Federal subsidies. Historically, our sales are highest during the third and fourth quarters as a result of good weather and robust bookings in the second quarter.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2007 Credit Facility is subject to market risk and interest rate changes. The borrowings under the 2007 Credit Facility bear interest at Prime minus 0.5% or LIBOR plus 2.25%. At September 30, 2008, we had $14.9 million outstanding under the Credit Facility and interest rate changes would have an impact on our interest expense pursuant to our 2007 Credit Facility.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 25.6% of our outstanding common stock. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We convened our Annual Meeting of Stockholders on September 23, 2008, in accordance with the Notice of Annual Meeting mailed to the stockholders on or about September 9, 2008. Because there was not a sufficient number of shares present or represented at the meeting to constitute a quorum, the meeting was not authorized to conduct the proposed business at that time, and a majority of the shares present at the meeting voted to adjourn the meeting until October 21, 2008. The meeting on October 21, 2008 had a sufficient number of shares present or represented to constitute a quorum and thus, the proposed business was conducted at that time.

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

Dated: November 13, 2008	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2008	/s/ Gary Effren
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