Form 10-K
period 2008-12-31
Akeena Solar, Inc.
filed 2009-03-16
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-33695

AKEENA SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16005 Los Gatos Boulevard
Los Gatos, California	95032
(Address of principal executive offices)	(Zip Code)

(408) 402-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock as reported on The NASDAQ Capital Market on June 30, 2008, was approximately $119.2 million. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

As of March 5, 2009, 31,539,961 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

AKEENA SOLAR, INC.

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Akeena Solar, Inc. and its subsidiaries.

Our Annual Report on Form 10-K for 2008, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

Item 1.  Business.

Overview

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Suntech, Kyocera Fronius and SMA. We have served customers in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national integrators of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association. To date, we have installed over 3,000 solar power systems and since the commencement of our operations in 2001, our sales have steadily grown to approximately $40.8 million in 2008.

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

As of March 5, 2009, we had nine offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as in Denver, Colorado and Milford, Connecticut. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

Strategy

Our philosophy is simple: “we believe that producing clean electricity directly from the sun is the right thing to do for our environment and economy.” Since our founding, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.

The solar power industry is still at an early stage of its growth and is highly fragmented. The prospects for long-term worldwide demand for solar power have attracted many new solar panel manufacturers, as well as a multitude of design/integration companies in our market segment. We expect the manufacturing segment of the industry to consolidate as more solar panel manufacturing capacity comes online. We also expect there to be consolidation in the design/integration segment of the industry based mostly on branding, development of new technology and business process improvements.

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

Based on our experience as a solar power designer and integrator, we believe we understand certain areas in which costs for installations can be significantly reduced. We have introduced a new “plug and play” solar panel technology (“Andalay”) which we believe will significantly reduce the installation time, parts and costs, as well as provide superior reliability and aesthetics for customers, when compared to other solar panel mounting products and technology.

In February 2009, we announced a strategic partnership with Enphase Energy, a leading manufacturer of microinverter products, to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. We expect to introduce Andalay AC panel products and to begin offering them to our customers in the second half of 2009. Andalay AC panels are expected to cost less to install and provide higher efficiency than ordinary DC panels.

Industry

Electric power is used to operate businesses, industries, homes, offices and provides the power for our communications, entertainment, transportation and medical needs. As our energy supply and distribution mix changes, electricity is likely to be used more for local transportation (electric vehicles) and space/water heating needs. According to the Edison Electric Institute, the electric power industry in the U.S. is over $218 billion in size, and will continue to grow with our economy.

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

Anatomy of a Solar Power System

Solar power systems convert the energy in sunlight directly into electrical energy within solar cells based on the photovoltaic effect. Multiple solar cells, which produce DC power, are electrically interconnected into solar panels. A typical 180 watt solar panel may have 72 individual solar cells. Multiple solar panels are electrically wired together. The number of solar panels installed on a building are generally selected to meet that building’s annual electrical usage, or selected to fill available un-shaded roof or ground space. Solar panels are electrically wired to an inverter, which converts the power from DC to AC and interconnects with the utility grid. The following diagram schematically shows a typical solar power system:

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

We believe escalating fuel costs, environmental concerns and energy security make it likely that the demand for solar power systems will continue to grow. The federal government, and several states, have put a variety of incentive programs in place that directly spur the installation of grid-tied solar power systems, so that customers will “purchase” their own power generating system rather than “renting” power from a local utility. These programs include:

•
Rebates — to customers (or to installers) to reduce the initial cost of the solar power system, generally based on the size of the system. California, New Jersey, New York, Connecticut, Colorado and other states have rebates that can substantially reduce initial costs.

•
Renewable Energy Grants – the federal government will provide grants equal to 30% of the cost of commercial solar power systems placed in service in 2009 and 2010, and solar power systems that are not placed into service prior to December 31, 2010 qualify for the grants so long as construction begins prior to December 31, 2010 and they are placed into service by December 31, 2017.

•
Tax Credits — federal and state income tax offsets directly reducing ordinary income tax. New York and California currently offer state tax credits. There is currently a 30% federal tax credit for residential and commercial solar power systems. Commercial customers can elect either a 30% cash payment from the federal grant program or the traditional tax credit. Effective from the beginning of 2009, the $2,000 cap on the federal tax credit for residential solar power systems has been removed, and that credit is now uncapped.

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

According to PV News, California and New Jersey account for approximately 90% of the U.S. residential market. We believe this is largely attributable to the fact that they currently have the most attractive incentive programs. The California Solar Initiative provides $3.2 billion of incentives toward solar development over 11 years. In addition, recently approved regulations in New Jersey require solar photovoltaic power to provide 2% of New Jersey’s electricity needs by 2020, requiring the installation of 1,500 megawatts of solar electric power. According to DSIRE (the Database of State Incentives for Renewable Energy) at least 18 other states also have incentive programs. We expect that such programs, as well as Federal grants, tax rebates and other incentives, will continue to drive growth in the solar power market for the near future.

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

•
Increase System Performance and Reliability — We believe that a design that incorporates factory assembly of an integrated solar power system versus field assembly provides a more reliable solution. A system with these characteristics will deliver improved system performance and allow the customer to achieve the shortest possible payback.

•
Improve Aesthetics — We believe that customers prefer solar panels that blend into existing roof surfaces with fewer shiny parts, mounted closely to the roof surface and have more of a “skylight” appearance than the traditional rooftop metal framed solar panels raised off the roof.

Competition

The solar power design and integration industry is in its early stages of development and is highly fragmented, consisting of many small privately-held companies with limited operating histories and information available to us. We believe our major competitors in the California market include SPG (formerly SunPower and Geothermal), ReGrid, Borrego and Solarcity. Several companies have expanded their market share in the California market by opening multiple offices within the state. We believe our major competitors in the Northeastern market include: Trinity Heating and Air, NJ Solar Power, The Solar Center, Energy Enterprises, 1st Light Energy, GeoGenix, SunFarm, and Advanced Solar Products. We believe our major national competitors include REC Solar (formerly Renewable Energy Concepts), Suntechnics and PowerLight.

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

•
Brand Recognition. According to data from the California Solar Initiative, we ended the fourth quarter of 2008 with the second highest residential market share, with greater share than the four following installers combined. We believe that the strength of the Akeena brand and reputation along with being a public company are key factors in the decision process as consumers consider solutions to their solar power needs.

•
Experienced Management Team. Our Founder and CEO has been involved in solar power development since the 1970s and has been in the solar power industry since its infancy. Among other roles, our CFO was previously the CFO of a Fortune 500 media company and our EVP of Sales and Marketing previously served as President/Publisher, VP/Advertising and CFO for two major metropolitan newspapers. We believe this experience enables us to anticipate trends and identify superior products and technologies for our customers.

•
Superior Product. We have introduced our Andalay technology which we believe will significantly reduce the installation time, parts and costs, as well as provide superior reliability and aesthetics for customers when compared to other solar panel mounting products and technology. Andalay offers the following advantages to our customers: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) 70% fewer roof-assembled parts and 50% less roof-top labor required; (v) 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements.

Our Services and Products

Many companies play a role in creating solar power systems, including companies specializing in the following:

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

Customers

Our current residential customers are generally highly educated, high-income professionals who are concerned about the environment and also have the disposable income to install a solar power system. We have installed solar power systems in some of the most affluent counties in California, New Jersey, Connecticut and Colorado. Installation sizes for our residential customers range from 1.5 kW up to 35 kW. Average residential size systems are approximately 5 kW.

Our current commercial customers are owner occupied businesses, including wineries and small commercial offices in California. We have installed commercial systems ranging in size from 10 kW to 400 kW.

Suppliers

The components used in our systems are purchased from a limited number of manufacturers. Suntech, Kyocera Fronius and SMA accounted for over 90% of our purchases of photovoltaic panels during 2008. Pursuant to our agreement with Suntech Power Holdings Co. Ltd. (“Suntech”), Suntech will provide us with volume manufacturing and delivery of our Andalay product. We are subject to market price fluctuations for the components that we purchase for our installations. We also entered into an agreement with Kyocera Solar Inc. (“Kyocera”) during March 2008. Under the Kyocera agreement, Kyocera will manufacture Andalay panels utilizing their high efficiency solar cells and. Kyocera is our preferred supplier for up to 10 MW of products for our commercial installations.

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

We currently provide a five-year or ten-year warranty on our system installation. Solar panels and inverters are excluded from this warranty since they are covered under the manufacturer’s warranty (generally 25 years and 10 years, respectively).

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

Intellectual Property

Andalay Solar Panel

We have been issued U.S. Patent #7,406,800 from the United States Patent and Trademark Office which covers key claims of our Andalay solar panel technology. Several other of our patent applications covering Andalay are currently pending.

Trademarks

We have registered the trademark “Akeena” with the United States Patent and Trademark Office for providing consulting services in the field of energy systems, technical information via a global computer network in the field of renewable energy systems, and renewable energy systems, namely, photovoltaic systems composed of photovoltaic solar panels, batteries, voltage regulators, inverters, racks and electrical controls, as well as the installation of such systems.

We have also registered the trademarks “Double Your Power” and “Andalay” with the United States Patent and Trademark Office for two goods classes: providing computer software for photovoltaic systems for evaluating electric consumption, determining system sizing, estimating electrical output, estimating customer costs, and estimating financial life cycle savings, for use by consumers and businesses; and, installation of renewable energy systems, namely photovoltaic systems composed of solar panels, batteries, voltage regulators, inverters, racks and electrical controls. Additionally, we have applications currently pending with the United States Patent and Trademark Office to expand the goods classes for “Double Your Power” and “Andalay.”

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

Employees

As of March 3, 2009, Akeena Solar had 140 employees, of which 62 were operations employees, 52 sales and marketing employees, 22 general and administrative employees and 4 research and development employees. Of our total employees, 139 are full-time employees. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for 2008, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

Risks Related to Our Business

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of project financing for commercial solar installations and the risk of non-payment from both commercial and residential customers.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the solar industry, which slowdowns may worsen if these economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for Akeena. Further, these conditions and uncertainty about future economic conditions make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

Our currently available capital resources and cash flows from operations may be insufficient to meet our working capital and capital expenditure requirements.

Our currently available capital resources, combined with the net cash proceeds from this offering, cash flows from operations and expected interest income, may be insufficient to meet our working capital and capital expenditure requirements.  Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the availability and terms of asset-based credit facilities, the timing and level of our accounts receivable collections, and our ability to manage our business profitability.

We may need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings may dilute our stockholders.  We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures.  In any such case, our business, operating results, or financial condition could be materially adversely affected.

We are dependent upon our suppliers for the components used in the systems we design and install; and our major suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

The components used in our systems are purchased from a limited number of manufacturers. We source components (such as solar panels and inverters) from manufacturers such as Suntech, Kyocera Fronius and SMA. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. In the past, the world market for solar panels experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

Geographical business expansion efforts we make could result in difficulties in successfully managing our business and consequently harm our financial condition.

As part of our business strategy, we may seek to expand into other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. During 2007, we commenced operations at our Bakersfield, Manteca and Santa Rosa offices in California. We commenced operations in Fresno (Clovis), California, through the purchase of customer contracts, and additionally, we opened offices in Lake Forest, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California. During 2008, we opened offices in Connecticut and Colorado and consolidated our California Central Valley operations in Fresno (Clovis), closing offices in Bakersfield and Manteca.  In February 2009, we announced that we will be closing our Connecticut office.  We may seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. In addition, expansion efforts involve a number of other risks, including:

•	Failure of the expansion efforts to achieve expected results;

•	Diversion of management’s attention and resources to expansion efforts; and

•	Risks associated with unanticipated events, liabilities or contingencies.

Client dissatisfaction or performance problems at a single location could negatively affect our reputation. The inability to integrate and manage a new location could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

Our Andalay technology may encounter unexpected problems, which could adversely affect our business and results of operations.

Our Andalay technology is relatively new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with Andalay that are unexpected and could have a material adverse effect on our business or results of operations. We have been issued U.S. Patent #7,406,800 from the United States Patent and Trademark Office which covers key claims of our Andalay solar panel technology. Several other of our patent applications covering Andalay are currently pending. Ultimately, we may not be able to realize the benefits from any patent that is issued.

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

Competition in the solar power services industry may increase in the future, partly due to low barriers to entry, as well as from other alternative energy sources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

Our profitability depends, in part, on our success and brand recognition and we could lose our competitive advantage if we are not able to protect our trademarks and patents against infringement, and any related litigation could be time-consuming and costly.

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

Our business depends on the availability of rebates, tax credits and other financial incentives; reduction, elimination or uncertainty of which would reduce the demand for our services.

Many states, including California and New Jersey, offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the Federal government currently offers a 30% tax credit for the installation of solar power systems. Effective 2009, the federal tax credit is 30% (uncapped) for residences. The Federal government also currently offers commercial customers the option to elect a 30% grant in lieu of the 30% tax credit if they begin construction on the system before December 31, 2010, and the system is put into service by December 31, 2017. Businesses may also elect to accelerate the depreciation on their system over five years. Uncertainty about the introduction of, reduction in or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in significant reductions in demand for our services, which would negatively impact our sales.

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

Risks Relating to our Common Stock

If the trading price of our common stock falls, our common stock could be delisted from the NASDAQ Capital Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share.  The recent trading price of our common stock has fallen below that level, and has been as low as $0.58 per share within the last twelve months.  Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock from the NASDAQ Capital Market. A delisting from the NASDAQ Capital Market will make the trading market for our common stock less liquid, and will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

Our stockholders may be diluted by the exercise of outstanding warrants to purchase common stock.

Warrants we originally issued in March 2007 and May 2007 for the purchase of 588,010 shares of Common Stock at a weighted average exercise price of $3.83 per share, have become exercisable for an aggregate of approximately 2,618,943 shares of Akeena Common Stock at an exercise price of $0.86 per share, as a result of antidilution adjustments following the closing of our recent issuance of Common Stock, Series A Preferred Stock and warrants on March 3, 2009.  The number of shares of our common stock issuable upon exercise of those warrants, and therefore the dilution of existing common stockholders, is subject to increase as a result of certain sales of our securities that trigger the antidilution provisions of those warrants at a price below the applicable exercise price of those warrants.  Future exercises of those warrants may dilute the ownership interests of our current stockholders.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 5, 2009, we have approximately 31,539,961 shares of common stock outstanding (which includes 855,507 unvested shares of restricted stock granted to our employees), and we have warrants to purchase 7,181,407 shares of common stock and options to purchase 2,092,264 shares of common stock outstanding.  All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 25.6% of our outstanding common stock before this offering. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, these rules and regulations resulted in increased compliance costs in 2008 and beyond and make certain activities more time consuming and costly.

Our Certificate of Incorporation authorizes our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of new series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of new series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

As of March 5, 2009, we had nine offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as in Denver, Colorado and Milford, Connecticut. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our facilities. In February 2009, we announced that we would be closing our Connecticut office. The following table indicates the approximate square footage for each of our leased office locations.

Property Location	Approximate Square Footage

Los Gatos, California	27,000
Fresno (Clovis), California	10,300
Lake Forest, California	2,400
Santa Rosa, California	2,900
Palm Springs, California	3,200
San Diego, California	3,000
Denver, Colorado	2,400
Milford, Connecticut	2,400

Item 3.  Legal Proceedings.

We are involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

We initially convened our Annual Meeting of Stockholders for 2008 on September 23, 2008, in accordance with the Notice of Annual Meeting mailed to the stockholders on or about September 9, 2008.  Because there was not a sufficient number of shares present or represented at the meeting to constitute a quorum, the meeting was not authorized to conduct the proposed business at that time, no vote on those matters was then taken, and a majority of the shares present at the meeting voted to adjourn the meeting until October 21, 2008.  The meeting reconvened on October 21, 2008, and our stockholders voted on and approved the following proposals:

1. Electing four (4) directors to our Board of Directors to a one year term.

2. Approving a Third Modification to our 2006 Incentive Stock Plan (“Plan”), increasing the total number of shares of stock reserved for issuance under the Plan from 1,000,000, to 5,000,000.

3. Ratifying the appointment of Burr, Pilger and Mayer LLP as our independent auditors for the fiscal year ending December 31, 2008.

2008 Annual Meeting Election Results

Proposal 1: Election of four (4) directors to the Board of Directors to a one year term.

Director	In favor	Withheld	Broker Non-Votes	Term expires
Barry Cinnamon	14,253,838	426,483	13,965,731	2009
Ed Roffman	14,191,356	488,965	13,965,731	2009
Jon Witkin	14,197,352	482,969	13,965,731	2009
George Lauro	14,196,770	483,551	13,965,731	2009

George Lauro tendered his resignation as a director of the Company, effective October 1, 2008, and chose not to stand for re-election at the 2008 Annual Meeting of Stockholders.

As a result of the vacant Board seat created by the resignation of Mr. Lauro on October 7, 2008, NASDAQ provided notice to the Company that it currently does not satisfy Marketplace Rule 4350 regarding Audit Committee composition, for continued listing on the NASDAQ Stock Market. That Rule requires listed companies to maintain an Audit Committee composed of at least three members who each satisfy the independence requirements. The notice from NASDAQ confirmed that, in accordance with Rule 4350(d)(4), the Company has a grace period in which to regain compliance, which grace period extends until the earlier of Akeena’s next Annual Stockholders’ meeting or October 1, 2009 (or until March 30, 2009 in the event the next Annual Stockholders’ meeting is held before March 30, 2009). In order to regain compliance, the Company must provide documentation to NASDAQ evidencing the appointment of an additional independent director to its Board of Directors and Audit Committee. The Company does not anticipate difficulty in regaining compliance within the grace period, and has begun the process of identifying a replacement independent director to join its Board and Audit Committee.

Proposal 2: To approve the Third Modification to our Plan, to increase the total number of shares of stock reserved for issuance under the Plan from 1,000,000, to 5,000,000.

For	Against	Abstain	Broker Non-Votes
13,463,362	1,133,651	83,308	13,965,731

Proposal 3: To ratify the appointment of Burr, Pilger and Mayer LLP as our independent auditors for the fiscal year ending December 31, 2008.

For	Against	Abstain	Broker Non-Votes
14,502,432	58,594	119,295	13,965,731

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Price Range of Common Stock

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

	High	Low
Fiscal Year 2007
First Quarter	$3.07	$1.85
Second Quarter	$3.95	$2.44
Third Quarter (Represents both OTC Bulletin Board and NASDAQ Quotations)	$8.40	$3.87
Fourth Quarter	$10.05	$4.00

Fiscal Year 2008
First Quarter	$16.80	$4.52
Second Quarter	$8.90	$5.05
Third Quarter	$5.50	$3.01
Fourth Quarter	$4.75	$1.50

The last reported sale price of our common stock on the NASDAQ on March 5, 2009, was $0.65 per share. As of March 5, 2009, there were approximately 173 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

We maintain a 2006 Incentive Stock Plan (the “Stock Plan”). As of December 31, 2008, we had granted 1,658,859 shares of restricted stock under the Stock Plan, of which restrictions have lapsed as to 779,278 shares. As of December 31, 2008, 2,501,871 non-qualified stock options have been granted under the Stock Plan, of which 432,330 have vested and 1,134,940 were forfeited or cancelled (See the information to be included under Item 11 of this Annual Report on Form 10-K for a detailed description of our equity compensation plan.)

The information to be included under Item 11 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information as of December 31, 2008” is incorporated herein by reference.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from August 31, 2006 (when our common stock was first registered under Section 12 of the Exchange Act) through December 31, 2008 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Liquid Series. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Clean Edge U.S. Liquid Series assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among Akeena Solar, Inc., The NASDAQ Composite Index
And The NASDAQ Clean Edge U.S. Liquid Series Index

*$100 invested on 8/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	8/06	12/06	12/07	12/08

Akeena Solar, Inc.	100.00	92.86	284.29	61.43
NASDAQ Composite	100.00	105.79	132.16	73.99
NASDAQ Clean Edge U.S. Liquid Series	100.00	98.68	198.68	65.40

Item 6.  Selected Financial Data.

The following table sets forth our selected consolidated financial information for the years ended December 31, 2008, 2007 and 2006, and have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the years ended December 31, 2005 and 2004 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The information presented below should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	2008	2007	2006	2005	2004
Net sales	$40,761,302	$32,211,761	$13,390,139	$7,191,391	$5,876,365
Cost of sales	34,796,546	25,372,691	10,444,539	5,595,475	4,519,905
Gross profit before revaluation of inventory	5,964,756	6,839,070	2,945,600	1,595,916	1,356,460
Revaluation of inventory	2,646,292	—	—	—	—
Gross profit	3,318,464	6,839,070	2,945,600	1,595,916	1,356,460
Operating expenses
Sales and marketing	8,618,139	5,978,799	1,562,732	547,810	457,318
General and administrative	19,052,489	11,941,700	3,124,454	1,034,448	748,298
Total operating expenses	27,670,628	17,920,499	4,687,186	1,582,258	1,205,616
Gain (loss) from operations	(24,352,164)	(11,081,429)	(1,741,586)	13,658	150,844
Other income (expense)
Total other income (expense)	4,786	34,650	(67,655)	(11,806)	5,167
Gain (loss) income before provision for income taxes	(24,347,378)	(11,046,779)	(1,809,241)	1,852	156,011
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(24,347,378)	$(11,046,779)	$(1,809,241)	$1,852	$156,011
Loss per common and common equivalent share:
Basic	$(0.87)	$(0.52)	$(0.16)	$0.00	$0.00
Diluted	$(0.87)	$(0.52)	$(0.16)	$0.00	$0.00
Weighted average shares used in computing loss per common and common equivalent share:
Basic	28,124,047	21,117,399	11,193,143	8,000,000	8,000,000
Diluted	28,124,047	21,117,399	11,193,143	8,000,000	8,000,000

	2008	2007	2006	2005	2004
Working capital	$14,131,137	$33,140,695	$1,009,766	$(64,389)	$5,053
Total assets	42,138,388	46,324,307	7,531,864	3,007,536	1,466,465
Total debt	19,545,526	907,239	776,430	542,558	60,807
Total stockholders’ equity	15,874,333	34,812,075	1,389,450	(797)	57,666

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Suntech, Kyocera Fronius and SMA. We currently serve customers in California, New York, New Jersey, Pennsylvania and Connecticut. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national integrators of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association. To date, we have installed over 3,000 solar power systems and since the commencement of our operations in 2001, our sales have steadily grown to approximately $40.8 million in 2008.

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a As of March 5, 2009, we had nine offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California, as well as in Denver, Colorado and Milford, Connecticut. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our facilities. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

During September 2007, we introduced our new solar panel technology (“Andalay”), which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Andalay offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) 70% fewer roof-assembled parts and 50% less roof-top labor required; (v) 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Pursuant to an agreement with Suntech Power Holdings Co. Ltd. (“Suntech”), Suntech provides us with volume manufacturing and delivery of our Andalay product used in our solar system installations. During January 2008, we also entered into a Licensing Agreement with Suntech that authorize Suntech to distribute our Andalay product in Europe, Japan, and Australia.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net sales:

	Year Ended December 31,
	2008	%	2007	%	2006	%
Net sales	$40,761,302	100.0	$32,211,761	100.0	$13,390,139	100.0
Cost of sales	34,796,546	85.4	25,372,691	78.8	10,444,539	78.0
Gross profit before revaluation of inventory	5,964,756	14.6	6,839,070	21.2	2,945,600	22.0
Revaluation of inventory	2,646,292	6.5	—	0.0	—	0.0
Gross profit	3,318,464	8.1	6,839,070	21.2	2,945,600	22.0
Operating Expenses
Sales and marketing	8,618,139	21.1	5,978,799	18.5	1,562,732	11.7

General and administrative	19,052,489	46.7	11,941,700	37.1	3,124,454	23.3
Total operating expenses	27,670,628	67.9	17,920,499	55.6	4,687,186	35.0
Loss from operations	(24,352,164)	(59.7)	(11,081,429)	(34.4)	(1,741,586)	(13.0)
Other income (expense)
Interest income (expense), net	4,786	0.0	34,650	0.1	(67,655)	(0.5)
Total other income (expense)	4,786	0.0	34,650	0.1	(67,655)	(0.5)
Loss before provision for income taxes	(24,347,378)	(59.7)	(11,046,779)	(34.3)	(1,809,241)	(13.5)
Provision for income taxes	—	0.0	—	0.0	—	0.0
Net loss	$(24,347,378)	(59.7)	$(11,046,779)	(34.3)	$(1,809,241)	(13.5)

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Net sales

Net sales totaled $40.8 million for the year ended December 31, 2008, as compared to $32.2 million in 2007, or an increase of 26.5%. The increase was due to a higher volume of residential installations for the year ended December 31, 2008 as compared to 2007. The increased volume reflects widening acceptance of photovoltaic technology on the consumer level. At December 31, 2008, we were operating seven offices in California and one office each in Colorado and Connecticut, as compared to eight offices in California and one office in New Jersey at December 31, 2007.

Cost of sales

Cost of sales, including all installation expenses, during the year ended December 31, 2008 was 85.4% of sales, as compared to 78.8% in 2007. Gross profit for the year ended December 31, 2008 (before revaluation of inventory) was 14.6% of net sales, as compared to 21.2% in 2007. The decline in gross profit over the same period of the prior year reflects increased panel cost related to the introductory costs and higher mix of Andalay installations in residential projects, along with higher subcontractor costs associated with commercial projects. Our average sales price remained relatively constant at $7,900 per kilowatt installed for 2008 and 2007.

Revaluation of inventory

During the fourth quarter of 2008, we recorded a $2.6 million inventory write-down, which represented 6.5% of net sales. This non-cash charge was an adjustment to the carrying value of our solar panel inventory to reflect the sharp decline in world-wide panel prices since the end of the third quarter of 2008. Inventory at year end was $10.5 million, 86% of which were solar panels. Andalay solar panels accounted for approximately 73% of our total inventory. The valuation adjustment reflects both the decline in the year end market price of solar panels compared to our original cost as well as the lower year end cost for Andalay’s integrated wiring, grounding and mounting technology.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2008 were 21.1% of net sales as compared to 18.6% of net sales during the prior year. Sales and marketing expenses were approximately $8.6 million for the year ended December 31, 2008 as compared to approximately $6.0 million in 2007. This increase for the year ended December 31, 2008 as compared to the prior year, was due to an increase in sales commissions, as a result of higher sales, advertising expense, public relations expense, internet marketing expense, trade shows and conferences expense and stock-based compensation expense.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2008 were 46.7% of net sales as compared to 37.1% of net sales during the prior year. General and administrative expenses increased to approximately $19.1 million in 2008 compared to approximately $11.9 million for the year ended December 31, 2007. During the fourth quarter of 2008, we recorded a $1.0 million provision for bad debts, primarily related to a single customer who lost project funding. We will continue to assess collectability and take appropriate actions to collect all amounts that are owed. Rent expense increased $533,000 due to new locations in Colorado and Connecticut opened in 2008 and due to a non-cash charge in the fourth quarter of 2008 of approximately $200,000 for future lease payments for office space in Bakersfield and Manteca that we no longer occupy. We consolidated our California Central Valley operations in the Clovis/Fresno area. During the year ended December 31, 2008, payroll expense increased by approximately $3.5 million and stock-based compensation expense increased approximately $802,000 compared to the prior year.  Depreciation and Amortization increased by $225,000 and research and development costs increased by $144,000 for the year ended December 31, 2008 as compared to the prior year.

Interest expense, net

Interest expense was approximately $428,000 for the year ended December 31, 2008, related primarily to our 2007 Credit Facility with Comerica Bank, including credit facility loan fees of approximately $78,000, resulting in net interest income of $5,000. During the year ended December 31, 2008, interest expense was more than offset by interest income of approximately $433,000. Interest expense was approximately $112,000 during the same period in 2007, which was more than offset by interest income of $147,000.

Income taxes

During the years ended December 31, 2008 and 2007, there was no income tax expense or benefit for federal and state income taxes in our consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

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

Interest expense, net

Interest expense was approximately $112,000 for the year ended December 31, 2007, related primarily to our 2007 Credit Facility with Comerica Bank, including credit facility loan fees of approximately $4,000. Interest expense was offset by interest income of approximately $147,000 during the year ended December 31, 2007. Interest expense was approximately $68,000 during the same period in 2006, which related primarily to our previous credit facility with Citibank (West) FSB.

Income taxes

During the years ended December 31, 2007 and 2006, there was no income tax expense or benefit for federal and state income taxes in the Company’s consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. While our revenue has grown significantly over the last three years, our operating expenses and our need for working capital to support that growth has grown faster and occurred sooner than the resulting revenue growth. We have plans to reach break even cash flow from operations in the second half of 2009, but we have not reached that goal yet. We intend to address our working capital needs through a combination of expense reductions and careful management of our operations, along with ongoing efforts to raise additional equity and to obtain a replacement asset-backed credit facility.

Our primary requirements for working capital are to fund purchases of solar panels and inverters, and to cover our payroll and lease expenses. Sources of liquidity are cash on hand, and cash flows from operating activities. Historically, we have also relied on borrowings from our revolving line of credit and proceeds from equity financings. As of December 31, 2008 we had approximately $17.6 million in cash on hand (of which $17.5 million was restricted cash), and approximately $5.4 million in additional borrowing capacity was available under our 2007 Credit Facility at December 31, 2008. In March 2009, we amended our 2007 Credit Facility and it no longer provides for that borrowing capacity.

We have taken recent cost reduction measures, including reductions in force and the announced closure of our Connecticut office. In November 2008, we eliminated approximately 38 positions. In February 2009, we eliminated approximately 45 positions, or approximately 25% of our workforce, and reduced the regular hours and salaries of our remaining workforce by 10%. We believe these measures will adjust our capacity to a level that reflects our current customer demand and our improved efficiency in sales, design and installation. In 2008, we derived less than 8% of our revenue from the region supported by the Connecticut office. We expect these changes to result in a significant reduction in our monthly operating expenses, as well as a corresponding reduction in the level of revenue we need to become break-even on the basis of our continuing operations. However even after these changes, we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

We recently completed a stock and warrant offering in March 2009 (described below). In addition to the proceeds from that offering, we are currently benefiting from a lower cost structure as a result our November 2008 reduction in force, our February 2009 cost reduction actions, and the utilization of our panel inventory on hand. We believe we can generate positive cash flow during 2009 due to the continued utilization of our panel inventory, the collection of receivables and our February 2009 cost reduction actions. We believe the combination of our improved gross margins (as a result of lower world-wide panel prices and our related fourth quarter 2008 inventory write-down to the lower of cost or market), a more streamlined cost structure, and tight expense control will allow us to achieve cash flow breakeven in the second half of 2009. In the event that our revenue is lower than anticipated, further staffing reductions and expense cuts could occur.

As an additional potential source of capital, the terms of our March 2009 equity offering provide the possibility for us to receive additional proceeds over the next several months upon the exercise of warrants, depending on market conditions. We have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We are also pursuing discussions with banks for an asset-backed credit line.

We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our line of credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which replaced and amended our 2007 Credit Facility with Comerica Bank. The 2009 Bank Facility has a termination date of January 1, 2011. We fully repaid the $17.2 million outstanding principal balance as of March 3, 2009 on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. Under the 2009 Bank Facility, our credit facility with Comerica has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of March 12, 2009.

Previously, our 2007 Credit Facility was evidenced by a loan and security agreement with Comerica Bank, entered into on January 29, 2007 and subsequently amended (the “Security Agreement”). Borrowings under the 2007 Credit Facility bore interest at prime minus 0.5%, payable on the first of each month. The Security Agreement granted Comerica Bank a first priority security interest in all of our assets, then owned or later acquired, to secure timely repayment of the 2007 Credit Facility. As of December 31, 2008, $18.7 million was outstanding under the 2007 Credit Facility, with approximately $5.4 million in additional borrowing capacity available at December 31, 2008. On December 31, 2008, we were not in compliance with the debt covenant that required us to maintain a “Tangible Net Worth” (as defined in the 2007 Credit Facility) of not less than $25,000,000; our Tangible Net Worth at December 31, 2008 was $15.5 million.

Equity Financing Activity in Recent Years

On March 3, 2009, we closed a registered offering of securities pursuant to a securities purchase agreement with certain investors, dated February 26, 2009 (the “March 2009 Offering”). Net proceeds to us from the offering are estimated to be $1.557 million, after deducting the placement agents’ fees and estimated expenses. In the March 2009 Offering, we sold units consisting of an aggregate of (i) 1,785,714 shares of Common Stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which are convertible into a maximum aggregate of 539,867 shares of Common Stock; (iii) Series E Warrants to purchase up to 1,339,286 shares of Common Stock at a strike price of $1.34 per share, which warrants are not exercisable until six months after the closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of Common Stock (subject to reduction share for share to the extent shares of Common Stock are issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 150 trading days from the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of Common Stock at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 67 trading days from the Closing. The 2,000 shares of Series A Preferred Stock issued in the financing subsequently converted into 539,867 shares of Common Stock. As a result of issuance of the conversion shares, the shares of Common Stock subject to purchase under the Series F Warrants have been reduced by 539,867 shares, and only 133 shares of Common Stock remain subject to exercise under the Series F Warrants.

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

Cash paid for placement agent fees and finder’s fees for the March 2007 Private Placement were $180,250. Cash paid for placement agent fees and finder’s fees for the June 2007 Private Placement were $654,850. Cash paid for placement agent fees and finder’s fees for the November 2007 Private Placement were $1,706,750. Cash paid for other direct professional and registration fees incurred relating to the March 2007 Private Placement, the June 2007 Private Placement, the November 2007 Private Placement and other registration statements totaled $484,196 during the year ended December 31, 2007. In connection with the Merger, we also completed a private placement during 2006. Cash paid for placement agent fees during 2006 were $61,500.

Our Cash Flows

Cash used in operating activities was approximately $24.8 million, approximately $18.8 million and approximately $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash used in operating activities during the year ended December 31, 2008, was primarily due to an increase in inventory, an increase in prepaid expenses and other current assets and a decrease in accounts payable, partially offset by non-cash stock-based compensation expense, the write-down of inventory and the increase in bad debt expense. The increase in inventory was primarily the purchase of solar panels, while the increase in prepaid expenses and other current assets and the decrease in accounts payable were due to the timing of payments. Cash used in operating activities during the year ended December 31, 2007, was primarily an increase in inventory, an increase in accounts receivables, an increase in prepaid expenses and other current assets and a decrease in customer rebate payable. These uses of cash were offset by an increase in accounts payable and by non-cash stock-based compensation expense. The increase in inventory was primarily the purchase of solar panels, while the increase in accounts receivables and the increase in prepaid expenses and other current assets was primarily the timing of payments. The decrease in customer rebate payable was due to the timing of receipts from state government agencies. The increase in accounts payable was primarily the timing of payments related to the purchase of solar panels at the end of 2007. Cash used in operating activities during the year ended December 31, 2006, was primarily an increase in accounts receivable and an increase in inventory, partially offset by increases in accounts payable, customer rebates payable, accrued liabilities and accrued warranty and deferred revenue.

Cash flows used in investing activities were approximately $611,000, approximately $1.8 million and approximately $174,000, respectively, for the years ended December 31, 2008, 2007 and 2006. During the year ended December 31, 2008, cash flows used in investing activities was primarily due to the purchase of property and equipment, primarily the purchase of vehicles and office furniture and equipment. During the year ended December 31, 2007, we acquired vehicles, office equipment, office furniture and other fixed assets primarily for our new corporate office location and for our most recently added Lake Forest, Bakersfield, Manteca, Santa Rosa, Palm Springs and San Diego office locations. Cash used in investing activities during the year ended December 31, 2006, was primarily the purchase of property and equipment and the purchase of customer contracts from Alternative Energy, Inc.

Cash flows provided by financing activities were approximately $3.2 million, approximately $41.9 million and approximately $3.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006. During the year ended December 31, 2008, cash provided from financing activities was primarily the result of borrowings of $18.7 million under our revolving line of credit and from proceeds from the exercise of common stock warrants, offset by restricted cash of $17.5 million. During the year ended December 31, 2007, we raised proceeds of approximately $42.7 million, before cash paid for placement agent fees and registration fees of approximately $3.0 million, from the issuance of our common stock under three private placements. We received proceeds of approximately $2.0 million during 2007 from the exercise of warrants for shares of our common stock. In addition, we repaid $500,000 under our 2007 Credit Facility during the year ended December 31, 2007. During the year ended December 31, 2006, we raised proceeds of approximately $3.2 million from the issuance of our common stock under a private placement. Cash provided by financing activities were primarily from the issuance of common stock under private placements.

Contractual obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Line of credit (1)	$18,746,439	$18,746,439	$—	$—	$—
Long-term debt	755,178	219,876	523,009	12,293	—
Operating leases	1,295,127	767,203	527,924	—	—
Capital leases	43,909	23,292	20,617	—	—
	$20,840,653	$19,756,810	$1,071,550	$12,293	$—

(1)
On March 3, 2009, the outstanding principal balance on the line of credit was $17.2 million and the Company repaid the this outstanding balance by using its restricted cash balance that was on deposit with Comerica Bank.

Application of critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2008 and 2007 as filed in this Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Inventory.   Inventory is stated at the lower of cost (on an average basis) or market value. We determine cost based on our weighted-average purchase price and include both the costs of acquisition and the shipping costs in our inventory. We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value. Our inventory generally has a long life cycle and obsolescence has not historically been a significant factor in its valuation.

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

Warranty Provision. We warrant our products for various periods against defects in material or installation workmanship. The manufacturer warranty on solar panels and the inverters have a warranty period range of 5-25 years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We provide for 5-year and 10-year warranties on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. We record a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 will be effective for these fair value assessments as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires (i)  that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and, (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (i) expensing acquisition related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations once adopted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. As of December 31, 2008, we have not entered into any derivative transactions.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Asset (SFAS 142). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In April 2008, the FASB issued Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on the Company's financial position and operating results.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The adoption of the Statement did not result in a change in our current practices.

In November 2008, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined in the applicable regulations) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We believe that inflation has not had a material impact on our historical results of operations; however, there can be no assurance that our business will not be affected by inflation in the future.

Seasonality

Our quarterly installation and operating results may vary significantly from quarter to quarter as a result of seasonal changes in weather as well as state or Federal subsidies. Historically, sales are highest during the third and fourth quarters as a result of good weather and robust bookings in the second quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are exposed to interest rate risk. Fluctuations in interest rates could adversely affect our financial results.

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2008 is related to the investment of our cash into highly liquid financial investments. As of December 31, 2008, we held $17.5 million in a money market account. Based upon our balance of cash, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $175,000. A change in interest rates would not materially change the fair market value of our money market investments.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as the purchase of our solar panels from manufacturers outside the United States is denominated in U.S. currency.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Akeena Solar, Inc.

We have audited the accompanying consolidated balance sheets of Akeena Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akeena Solar, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP

Burr, Pilger & Mayer LLP
San Francisco, California
March 12, 2009

AKEENA SOLAR, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Current assets
Cash and cash equivalents	$148,230	$22,313,717
Restricted cash	17,500,000	—
Accounts receivable, net	7,660,039	9,465,055
Other receivables	331,057	278,636
Inventory, net	10,495,572	8,848,467
Prepaid expenses and other current assets, net	3,704,375	3,055,787
Total current assets	39,839,273	43,961,662
Property and equipment, net	1,806,269	1,796,567
Customer list, net	—	84,698
Goodwill	298,500	318,500
Other assets, net	194,346	162,880
Total assets	$42,138,388	$46,324,307
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,922,480	$6,716,475
Customer rebate payable	271,121	346,097
Accrued liabilities	2,410,332	1,431,880
Accrued warranty	1,056,655	647,706
Deferred purchase price payable	—	20,000
Deferred revenue	1,057,941	1,442,834
Credit facility	18,746,439	—
Current portion of capital lease obligations	23,292	24,130
Current portion of long-term debt	219,876	191,845
Total current liabilities	25,708,136	10,820,967
Capital lease obligations, less current portion	20,617	46,669
Long-term debt, less current portion	535,302	644,595
Total liabilities	26,264,055	11,512,231
Commitments, contingencies and subsequent events (Notes 17 and 21)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,460,837 and 27,410,684 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	28,460	27,411
Additional paid-in capital	52,821,104	47,412,518
Accumulated deficit	(36,975,231)	(12,627,853)
Total stockholders’ equity	15,874,333	34,812,076
Total liabilities and stockholders’ equity	$42,138,388	$46,324,307

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Net sales	$40,761,302	$32,211,761	$13,390,139
Cost of sales	34,796,546	25,372,691	10,444,539
Gross profit before revaluation of inventory	5,964,756	6,839,070	2,945,600
Revaluation of inventory	2,646,292	—	—
Gross profit	3,318,464	6,839,070	2,945,600
Operating expenses
Sales and marketing	8,618,139	5,978,799	1,562,732
General and administrative	19,052,489	11,941,700	3,124,454
Total operating expenses	27,670,628	17,920,499	4,687,186
Loss from operations	(24,352,164)	(11,081,429)	(1,741,586)
Other income (expense)
Interest income (expense), net	4,786	34,650	(67,655)
Total other income (expense)	4,786	34,650	(67,655)
Loss income before provision for income taxes	(24,347,378)	(11,046,779)	(1,809,241)
Provision for income taxes	—	—	—
Net loss	$(24,347,378)	$(11,046,779)	$(1,809,241)
Loss per common and common equivalent share:
Basic	$(0.87)	$(0.52)	$(0.16)
Diluted	$(0.87)	$(0.52)	$(0.16)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	28,124,047	21,117,399	11,193,143
Diluted	28,124,047	21,117,399	11,193,143

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2006	8,000,000	$8,000	$(7,000)	$(519)	$481
Net equity of Fairview Energy Corporation, Inc. at date of reverse merger	3,656,466	3,656	3,015	—	6,671
Proceeds from issuance of common stock at $1.00 under private placement, $0.001 par value	3,217,500	3,218	3,214,282	—	3,217,500
Total placement agent fees	—	—	(131,539)	—	(131,539)
Warrants issued to placement agent	—	—	70,039	—	70,039
Stock-based compensation expense	3,785	4	37,815	—	37,819
Distribution to stockholder	—	—	—	(11,000)	(11,000)
Reclassification of S corporation accumulated deficit to additional paid-in capital	—	—	(239,686)	239,686	—
Exercise of warrants for common shares at an exercise price of $0.01, $0.001 par value	1,000,000	1,000	9,000	—	10,000
Net loss	—	—	—	(1,809,241)	(1,809,241)
Balance at December 31, 2006	15,877,751	15,878	2,955,926	(1,581,074)	1,390,730
Proceeds from issuance of common stock at $1.97 under private placement, $0.001 par value	2,062,304	2,062	4,060,677	—	4,062,739
Proceeds from issuance of common stock at $2.75 under private placement, $0.001 par value	4,567,270	4,567	12,555,426	—	12,559,993
Proceeds from issuance of common stock at $7.00 under private placement, $0.001 par value	3,728,572	3,729	26,096,275	—	26,100,004
Total placement agent fees and registration fees	—	—	(5,462,376)	—	(5,462,376)
Warrants issued to placement agent and warrants issued for finder’s fees	—	—	2,436,330	—	2,436,330
Issuance of common shares at $3.21, as per an account purchase agreement, $0.001 par value	54,621	55	175,513	—	175,568
Issuance of common shares at $3.14, as per an asset purchase agreement, $0.001 par value	100,000	100	313,900	—	314,000
Exercise of warrants for common shares, $0.001 par value	641,967	642	2,033,129	—	2,033,771
Release of restricted common shares, $0.001 par value, and stock-based compensation expense	378,199	378	2,247,718	—	2,248,096
Net loss	—	—	—	(11,046,779)	(11,046,779)
Balance at December 31, 2007	27,410,684	$27,411	$47,412,518	$(12,627,853)	$34,812,076
Total placement agent fees and registration fees	—	—	(182,944)	—	(182,944)
Release of restricted common shares, $0.001 par value, and stock-based compensation expense	397,294	397	3,298,424	—	3,298,821
Exercise of warrants for common shares, $0.001 par value	623,378	623	2,293,135	—	2,293,758
Issuance of common shares as per an account purchase agreement, $0.001 par value	29,481	29	(29)	—	—
Net loss	—	—	—	(24,347,378)	(24,347,378)
Balance at December 31, 2008	28,460,837	$28,460	$52,821,104	$(36,975,231)	$15,874,333

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net loss	$(24,347,378)	$(11,046,779)	$(1,809,241)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	601,450	201,245	36,953
Amortization of intangibles	144,302	319,233	101,391
Bad debt expense	1,070,245	53,677	41,743
Non cash stock-based compensation expense	3,298,821	2,248,096	37,819
Inventory revaluation	2,646,292	—	—
Loss on asset disposal	—	1,388	—
Changes in assets and liabilities:
Accounts receivable	734,771	(6,084,163)	(1,798,123)
Other receivables	(52,421)	(273,636)	(4,249)
Inventory	(4,293,397)	(7,056,651)	(1,251,948)
Prepaid expenses and other current assets	(703,452)	(2,221,538)	(452,681)
Other assets	(36,206)	(138,129)	(20,824)
Accounts payable	(4,793,995)	4,662,908	914,584
Customer rebate payable	(74,976)	(850,266)	878,178
Accrued liabilities and accrued warranty	1,387,401	939,747	560,243
Deferred revenue	(384,893)	461,380	507,422
Net cash used in operating activities	(24,803,436)	(18,783,488)	(2,258,733)
Cash flows from investing activities
Acquisition of property and equipment	(611,152)	(1,680,661)	(88,585)
Acquisition of customer list	—	(77,000)	(101,618)
Cash acquired in reverse merger transaction	—	—	16,871
Increase (decrease) in amount due from related party	—	21,825	(800)
Acquisition of Alternative Energy, Inc.	—	(80,000)	—
Net cash used in investing activities	(611,152)	(1,815,836)	(174,132)
Cash flows from financing activities
Borrowing on long-term debt	122,975	819,468	21,084
Repayment of long-term debt	(204,237)	(90,542)	(17,661)
Borrowings (repayments) on line of credit, net	18,746,439	(500,000)	—
Distributions to stockholder	—	—	(11,000)
Payment of capital lease obligations	(26,890)	(38,722)	(3,228)
Restricted cash	(17,500,000)	—	—
Issuance of common stock under private placement	—	42,722,736	3,217,500
Proceeds from exercise of warrants	2,293,758	2,033,771	10,000
Payment of placement agent fees and registration fees	(182,944)	(3,026,046)	(61,500)
Net cash provided by financing activities	3,249,101	41,920,665	3,155,195
Net (decrease) increase in cash and cash equivalents	(22,165,487)	21,321,341	722,330
Cash and cash equivalents
Beginning of year	22,313,717	992,376	270,046
End of year	$148,230	$22,313,717	$992,376
Supplemental cash flows disclosures:
Cash paid during the year for Interest	$287,160	$112,474	$59,129
Non cash investing and financing activities
Issuance of common stock warrants for placement agent fees and finder’s fees	$—	$2,436,330	$70,039
Issuance of common stock under account purchase agreements and settlement agreements	$213,555	$175,568	$—
Issuance of common stock for purchase of net assets under an asset purchase agreement	$—	$314,000	$—
Common stock issuable pursuant to an account purchase agreement	$—	$—	$175,568
Assets acquired under capital lease	$—	$54,638	$58,111
Vehicle loans assumed under asset purchase agreement	$—	$61,534	$—

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

1. Description of Business

Akeena Solar, Inc. (the “Company” or “Akeena Solar”) was incorporated in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, the Company reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, the Company entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

The Company is engaged in a single business segment, the design and installation of solar power systems for residential and commercial customers.

2. Summary of Significant Accounting Policies

Liquidity and Financial Condition

For each of the three years in the period ending December 31, 2008, the Company has incurred net losses and negative cash flows from operations. Subsequent to the March 3, 2009 stock offering (see Note 21), the Company is in a positive cash position. In addition to the proceeds from this offering, the Company is benefiting from a lower cost structure as a result of a November 2008 reduction in force and the utilization of existing panel inventory levels. The Company is projecting positive cash flow during 2009 due to the continued utilization of existing inventory, the collection of receivables, a reduction in force in February 2009, a 10% salary reduction for all employees as well as other expense reductions implemented in during the first quarter of 2009 (see Note 21).

The Company believes the combination of improved gross margins (as a result of lower panel prices), a more streamlined cost structure and tight expense control will allow the Company to achieve cash flow breakeven in the second half of 2009. In the event that revenue is lower, further staffing reductions and expense cuts could occur.

The Company continues to evaluate other potential financing options, including: the terms of the March stock offering provide the ability to receive additional amounts upon the exercise of warrants over the next several months, depending on market conditions; the Company has an effective shelf registration and therefore the ability to raise funds in the public markets; there are approximately 2.6 million warrants outstanding with an exercise price of $0.86 per share that may provide additional funding; and the Company continues discussions with banks for an asset-backed credit line.

The Company believes its current cash and cash equivalent balances, projected financial results and other potential financing options provide sufficient resources and operating flexibility through at least the next 12 months.

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

Accounts Receivable

The Company regularly evaluates the collectability of its accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have historically been minimal and within management’s expectations. When estimating credit losses, the Company considers a number of factors including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. During the fourth quarter of 2008, the Company recorded a $1.0 million provision for bad debts, primarily related to a customer who lost project funding.  Accounts receivable consist of trade receivables and amounts due from state agencies for rebates on state-approved solar systems installed. These rebate amounts are passed on to the customer, usually at the time the customer is billed, or in certain instances, when the money is received from the states by the Company. Included within customer rebates payable at December 31, 2008 and 2007 is approximately $271,000 and approximately $346,000, respectively, of rebates payable to customers. Usually, the various states remit the rebate amounts to the Company within 90-120 days.

Inventory

Inventory is stated at the lower of cost (on an average basis) or market value. The Company determines cost based on the weighted-average purchase price and includes both the costs of acquisition and the shipping costs in inventory. The Company regularly reviews the cost of inventory against its estimated market value and records a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value. The Company’s inventory generally has a long life cycle and obsolescence has not historically been a significant factor in its valuation.

Prepaid Expenses and Other Current Assets, net

Prepaid expenses and other current assets, net, include approximately $625,000 and $101,000 as of December 31, 2008 and 2007, respectively, of contract costs that are not currently billable for percentage-of-completion projects.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company does not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2008 and 2007.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. The Company evaluated the goodwill for impairment during the year ended December 31, 2008 and determined that there were no indicators of impairment that would require an adjustment at December 31, 2008. A customer list was amortized over the estimated useful life of the list, which was determined to be eighteen months and was fully amortized as of December 31, 2008. Patents of $76,000, net of $4,800 of accumulated amortization, are included in Other assets, net as of December 31, 2008, and are being amortized over the estimated useful life, which was determined to be seventeen years.

Manufacturer and Installation Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company provides for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. The Company assists its customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company records a provision for the installation warranty, within cost of sales, based on its historical experience and management’s expectations of the probable future cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $1.1 million and approximately $648,000 at December 31, 2008 and December 31, 2007, respectively, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for the installation warranty consists of the following:

	December 31, 2008	December 31, 2007
Beginning accrued warranty balance	$647,706	$508,655
Reduction for labor payments and claims made under the warranty	(397,381)	(47,577)
Accruals related to warranties issued during the period	975,601	386,628
Adjustments relating to changes in warranty estimates	(169,270)	(200,000)
Ending accrued warranty balance	$1,056,656	$647,706

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

Stock-based Compensation

The Company applies the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for its 2001 Stock Option Plan and its 2006 Stock Incentive Plan. Under SFAS 123R, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant.

Advertising

The Company expenses advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2008, 2007 and 2006 was approximately $1.2 million, $1.0 million and $150,000, respectively.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold. Amounts billed to customers for shipping and handling is recorded as revenue and are not significant for the years ended December 31, 2008, 2007 and 2006.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109,  Accounting for Income Taxes , the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the years ended December 31, 2008 and 2007.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the years ended December 31, 2008, 2007 and 2006, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents (non-vested restricted shares, stock options and warrants) being anti-dilutive due to the Company’s net loss.

At December 31, 2008, warrants to purchase 1,614,655 shares of the Company’s common stock, 879,581 non-vested restricted shares, net of forfeitures, and 1,366,931 options outstanding (see Notes 13 and 14), are dilutive securities that may dilute future earnings per share. At December 31, 2007, warrants to purchase 2,238,033 shares of the Company’s common stock, 623,166 non-vested restricted shares, net of forfeitures, and 2,065,000 options outstanding  (see Notes 13 and 14), are dilutive securities that may dilute future earnings per share. At December 31, 2006, warrants to purchase 61,500 shares of the Company’s common stock and 354,622 non-vested restricted shares, net of forfeitures (see Notes 13 and 14), are dilutive securities that may dilute future earnings per share.

The weighted-average number of common shares outstanding were 28,124,047, 21,117,399 and 11,193,143 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average number of common shares used to calculate basic earnings per share for the year ended December 31, 2006 includes 1,000,000 contingently issuable warrants to purchase shares of the Company’s common stock in accordance with SFAS No. 128, “Earnings Per Share.” The 1,000,000 warrants were exercised for 1,000,000 common shares during 2006.

Segment Reporting

The Company has determined it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Akeena Solar and Fairview, pursuant to the Merger as described in Note 1. The Company also has two wholly-owned subsidiaries as of December 31, 2008 and 2007. Akeena Corp. is a wholly-owned subsidiary of Akeena Solar and Andalay Solar, Inc. is a wholly-owned subsidiary of Akeena Solar. All inter-company accounts have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 will be effective for these fair value assessments as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires (i)  that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and, (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (i) expensing acquisition related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations once adopted.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. As of December 31, 2008, we have not entered into any derivative transactions.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Asset (SFAS 142). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In April 2008, the FASB issued Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on the Company's financial position and operating results.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The adoption of the Statement did not result in a change in our current practices.

In November 2008, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

3. Accounts Receivable

Accounts receivable consists of the following:

	December 31, 2008	December 31, 2007
State rebates receivable	$4,894,943	$5,121,754
Trade accounts	3,909,690	4,389,425
Rebate receivable assigned to vendor	2,144	30,135
Other accounts receivable	—	21,000
Less: Allowance for doubtful accounts	(1,146,738)	(97,259)
	$7,660,039	$9,465,055

During the fourth quarter of 2008, the Company recorded a $1.0 million provision for bad debts, primarily related to a customer who lost project funding.

The following table summarizes the allowance for doubtful accounts as of December 31, 2008, 2007 and 2006:

Allowance for doubtful accounts:	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs	Balance at End of Period
Year ended December 31, 2008	$97,259	1,069,205	19,726	1,146,738
Year ended December 31, 2007	43,582	53,677	—	97,259
Year ended December 31, 2006	—	43,582	—	43,582

4. Inventory

Inventory consists of the following:

	December 31, 2008	December 31, 2007
Work in process	$1,554,604	$394,280
Finished goods	8,992,781	8,464,519
Less: provision for obsolete inventory	(51,813)	(10,332)
	$10,495,572	$8,848,467

During the fourth quarter of 2008, the Company reported a $2.6 million inventory write-down. This non-cash charge was an adjustment to the carrying value of its solar panel inventory to reflect the sharp decline in world-wide panel prices since the end of the third quarter of 2008. Inventory at year end was $10.5 million, 86% of which were solar panels. Andalay solar panels accounted for approximately 75% of total inventory. The valuation adjustment reflects both the decline in the year end market price of solar panels compared to original cost as well as the lower year end cost for Andalay’s integrated wiring, grounding and mounting technology.

5. Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31, 2008	December 31, 2007
Vehicles	$1,407,916	$1,278,507
Office equipment	977,752	519,750
Leasehold improvements	224,247	224,247
Furniture and fixtures	96,186	74,191
	2,706,101	2,096,695
Less: Accumulated depreciation and amortization	(899,832)	(300,128)
	$1,806,269	$1,796,567

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $601,000, $201,000 and $37,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $35,000 at December 31, 2008. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $16,000 at December 31, 2007.

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

The total assets purchased under the Purchase Agreement were approximately $500,000 which consisted of customer contracts valued at approximately $109,000, property and equipment of approximately $37,000, and a customer list valued at approximately $354,000. Customer deposit liabilities of approximately $51,000 were assumed by the Company at the time of the purchase of the customer contracts, fixed assets and customer list. The customer contracts were amortized over the period during which the respective installations were completed and were fully amortized at December 31, 2007. Fixed assets purchased of approximately $37,000 are included within “Property and equipment, net” at December 31, 2008 and December 31, 2007. The customer list valued at approximately $354,000 is included within “Customer list, net” in the accompanying consolidated balance sheets at December 31, 2008 and December 31, 2007. The customer list was amortized over an eighteen month period and was fully amortized at December 31, 2008 and was net of amortization of approximately $269,000 at December 31, 2007.

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

During September 2008, the Company terminated the employment agreement with the Seller. The Company released the Seller from the employment agreement and granted 32,333 shares of the Company’s common stock to the Seller based terms of the agreement, which was treated as stock-based compensation expense for the year ended December 31, 2008.

7. Acquisitions

On May 3, 2007, the Company purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for approximately $100,000 and 100,000 shares of the Company’s common stock.

The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination pursuant to SFAS No. 141, “Business Combinations.” The Company recorded approximately $319,000 of goodwill acquired in connection with the AEI transaction, which was subsequently adjusted to approximately $299,000 after a deferred purchase price payable amount was not remitted pursuant to the terms of the Asset Purchase Agreement. The Company assumed an operating lease for AEI’s offices located in Santa Rosa, California, which expired in September 2008, is currently being paid on a month-to-month basis and provides for monthly rent payments of approximately $2,600. The Company assumed approximately $94,000 in vehicle loans and leases, which includes approximately $31,000 for a capital lease, and also assumed customer deposit liabilities of approximately $9,000 relating to the customer contracts purchased. Fixed assets purchased of approximately $102,000 are included within “Property and equipment, net” in the accompanying consolidated balance sheets at December 31, 2008 and December 31, 2007. Customer contracts of approximately $97,000 are included within “Prepaid expenses and other current assets, net” in the accompanying consolidated balance sheets. The customer contracts were fully amortized at December 31, 2008 and net of accumulated amortization of approximately $42,000 at December 31, 2007. The customer contracts were amortized over the period during which the respective installations were completed, which ranged from 3-12 months from the purchase date of these contracts.

Concurrent with the execution of the business combination under the Asset Purchase Agreement, the Company entered into a two-year employment agreement with one of the principal shareholders of AEI, as regional sales manager of its Santa Rosa, California office. The employment agreement provided for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals were achieved, payable in shares of Company common stock, and severance payments. This Santa Rosa regional sales manager had also agreed not to compete with the Company in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California. As this transaction with AEI did not meet the significant asset test, pro forma financial information is not being provided within this Form 10-K.

During July 2008, the Company terminated the employment agreement with the former AEI shareholder. The Company released the shareholder from the employment agreement, granted 20,000 shares of the Company’s common stock based on the terms of the agreement, and transferred certain other assets. The grant of 20,000 shares was treated as stock-based compensation expense for the year ended December 31, 2008.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2008	December 31, 2007
Accrued percentage completion costs	$690,810	$—
Accrued salaries, wages and benefits	634,044	600,742
Customer deposits	385,846	362,390
Use tax payable	201,239	3,699
Accrued accounting and legal fees	143,090	146,000
Other accrued liabilities	355,303	319,049
	$2,410,332	$1,431,880

9. Credit Facility

On December 19, 2006, the Company entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008, to replace the Company’s previous credit facility with Citibank West FSB dated August 31, 2005. On January 29, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace the Company’s 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to the prime rate (“Prime”) minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008. Effective December 31, 2007, the Second Modification to Loan and Security Agreement (the “Second Modification”) to the Credit Facility (i) increased the Company’s line of credit from $7.5 million to $25.0 million and (ii) changed the maturity date of the 2007 Credit Facility to July 1, 2009. The Third Modification to Loan and Security Agreement to the Credit Facility changed the maturity date of the 2007 Credit Facility to October 1, 2009. Pursuant to the amended terms, the first $17.5 million borrowed under the 2007 Credit Facility will not be governed by any formula restrictions but is subject to satisfaction by the Company of a cash collateral balance requirement which is reflected as restricted cash to the extent of the amount borrowed in the accompanying consolidated balance sheet at December 31, 2008. Borrowing above $17.5 million is limited to 80% of Eligible Accounts Receivable (including 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification)) plus 55% of Inventory Availability (as such terms are defined in the monthly borrowing base report provided to Comerica Bank as per the terms of the 2007 Credit Facility), up to a maximum amount of $7.5 million that is governed by the borrowing formula. Additional borrowing above $17.5 million will be subject to the same borrowing formula as set forth in the Loan Agreement, except that 80% of the Company’s Prefiling Rebates (as such term is defined in the Second Modification) are now eligible under the borrowing formula.

As of December 31, 2008, approximately $18.7 million was outstanding under the 2007 Credit Facility, letters of credit of approximately $515,000 were outstanding under the 2007 Credit Facility and approximately $5.4 million of additional borrowing capacity was available. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility. Interest was calculated based on Prime minus 0.5% (2.75%) at December 31, 2008. As of December 31, 2008, 80% of the Company’s Eligible Accounts Receivable was approximately $3.7 million, and 55% of Inventory Availability was approximately $5.8 million.

The Company is required to achieve or maintain certain financial ratios and covenants under the 2007 Credit Facility. The Company was not in compliance with the Tangible Net Worth covenant (as such term is defined in the Second Modification) at December 31, 2008. The Company amended its 2007 Credit Facility with Comerica Bank during March 2009 (see Note 21) eliminating all financial covenants and reducing the line of credit to $1 million subject to a cash collateral balance requirement.

10. Capital Lease Obligations

The Company’s capital lease obligations consist of three forklifts and two vehicles under capital leases. The Company’s scheduled principal maturities relating to capital lease obligations at December 31, 2008 are as follows:

2009	$23,292
2010	18,476
2011	2,141
2012	—
2013	—
$43,909
Less: current portion	(23,292)
$20,617

Included in the Company’s $43,909 capital lease obligations is $2,610 in interest.

11. Long-Term Debt

The Company’s long-term debt consists of forty vehicle loans. The interest rates on these vehicle loans range from 0.0% to 10.5%. The scheduled principal maturities of long-term debt at December 31, 2008 are as follows:

2009	$219,876
2010	221,827
2011	189,449
2012	111,733
2013	12,293
2014	—
$755,178
Less: current portion	(219,876)
$535,302

12. Stockholders’ Equity

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

13. Stock Option Plan and Stock Incentive Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2001 Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of December 31, 2008 and 2007.

On August 8, 2006, Akeena Solar adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which 450,000 shares of common stock were available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. On December 20, 2006, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 450,000 shares to 1,000,000 shares. On August 24, 2007, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 1,000,000 shares to 4,000,000 shares. On October 21, 2008, the Stock Plan was amended to increase the number of shares available for issuance to 5,000,000 shares.

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on the restricted shares granted generally expire at a rate of 25% a year over four years, unless decided otherwise by the Company’s Compensation Committee. Upon the lapse of the restriction period, the restricted stock grantee becomes entitled to receive a stock certificate evidencing the common shares, and the restrictions cease. The options to purchase common stock shall generally vest and become exercisable as to one-third of the total amount of shares subject to the option on each of the first, second and third anniversaries from the date of grant.  The options to purchase common stock have 5-year contractual terms.

The Company recognized stock-based compensation expense of approximately $3.3 million, $2.2 million and $38,000 during the years ended December 31, 2008, 2007 and 2006, respectively, relating to compensation expense calculated in accordance with SFAS 123R for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the years ended December 31, 2008 and 2007:

	Number of Restricted Shares 2008	Weighted- Average Grant Date Fair Value	Number of Restricted Shares 2007
Outstanding and not vested beginning balance	623,166	$4.08	354,622
Granted during the year	886,597	$4.46	761,488
Forfeited/cancelled during the year	(232,888)	$4.43	(114,745)
Released/vested during the year	(397,294)	$4.04	(378,199)
Outstanding and not vested at December 31, 2008 and 2007	879,581	$4.39	623,166

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2008 and 2007, there was approximately $3.5 million and $1.5 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted, respectively. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2008 and December 31, 2007 was approximately $1.6 million and $1.5 million, respectively.  SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the years ended December 31, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the years ended December 31, 2008 and 2007:

	Number of Shares Subject To Option 2008	Weighted-Average Exercise Price	Number of Shares Subject To Option 2007	Weighted-Average Exercise Price
Outstanding beginning balance	2,065,000	$5.40	—	—
Granted during the year	436,871	$4.87	2,065,000	$5.31
Forfeited/cancelled/expired during the year	(1,134,940)	$5.55	—	—
Exercised during the year	—	—	—	—
Outstanding at December 31, 2008 and 2007	1,366,931	$5.14	2,065,000	$5.31

Exercisable at December 31, 2008 and 2007	432,330	$5.39	—	—

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. Expected volatility is based upon the historical volatility of the Company’s various industry competitors. The fair value of stock option grants during the year ended December 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	December 31, 2008	December 31, 2007
Expected volatility	63.1% - 103.3%	88.8% - 110.0%
Weighted-average volatility	92.6%	96.9%
Expected dividends	0.0%	0.0%
Expected life	3.1 years	3.5 years
Risk-free interest rate	0.4% - 2.8%	3.4% - 4.2%

The weighted-average fair value per share of the stock options as determined on the date of grant was $2.78 for the 1,366,931 stock options outstanding as of December 31, 2008. The weighted-average fair value per share of the stock options as determined on the date of grant was $3.51 for the 2,065,000 stock options outstanding as of December 31, 2007.  The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and the options exercisable as of December 31, 2008 was 3.9 years and 3.7 years, respectively. The total fair value of stock options vested during the year ended December 31, 2008 was approximately $1.6 million. No stock options vested during the year ended December 31, 2007.

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2008 and 2007, there was approximately $2.5 million and $4.5 million of unrecognized stock-based compensation expense associated with stock options granted, respectively. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.9 years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for years ended December 31, 2008 and 2007, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

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

During March 2007, the Company issued warrants to purchase 79,976 shares of the Company’s common stock at exercise prices ranging from $1.97 - $2.75 per share in connection with placement agent fees relating to the March 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.5%, an expected life of three years, an expected volatility factor or 103.3% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $122,000. In connection with the $4.1 million raised under the March 2007 Private Placement and the issuance of 2,062,304 shares of common stock to the investors, the Company also issued to the investors in the March 2007 Private Placement warrants to purchase 412,460 shares of the Company’s common stock, with exercise prices ranging from $2.75 - 3.00 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the March 2007 Private Placement was approximately $779,000. The total relative fair value of the common stock and the warrants issued to investors under the March 2007 Private Placement was approximately $4.7 million.

During June 2007, the Company issued warrants to purchase 385,964 shares of the Company’s common stock at exercise prices ranging from $2.75 - $3.95 per share in connection with placement agent fees relating to the June 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.9%, an expected life of three years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $880,000. In connection with the $12.6 million raised under the June 2007 Private Placement and the issuance of 4,567,270 shares of common stock to the investors, the Company also issued to the investors in the June 2007 Private Placement warrants to purchase 913,455 shares of the Company’s common stock, with an exercise price of $3.95 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the June 2007 Private Placement was approximately $2.4 million. The total relative fair value of the common stock and the warrants issued to investors under the June 2007 Private Placement was approximately $14.6 million.

During November 2007, the Company issued warrants to purchase 280,929 shares of the Company’s common stock at an exercise price of $10.08 per share in connection with the November 2007 Private Placement. Cowen and Company, LLC acted as the sole placement agent with respect to the November 2007 Private Placement and received a three-year warrant to purchase 83,679 shares of common stock at an exercise price of $10.08 per share. Empire Financial Group, Inc. received a five-year warrant to purchase 197,250 shares of common stock at an exercise price of $10.08 per share as a finder’s fee in connection with the November 2007 Private Placement. The fair value of the warrants to purchase 280,929 shares of the Company’s common stock was estimated using the Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.7% to 4.0%, expected lives ranging from three to five years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes estimate is approximately $1.4 million. In connection with the $26.1 million raised under the November 2007 Private Placement and the issuance of 3,728,572 shares of common stock to the investors, the Company also issued to the investors in the November 2007 Private Placement warrants to purchase 745,716 shares of the Company’s common stock, with an exercise price of $10.08 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the November 2007 Private Placement was approximately $5.0 million. The total relative fair value of the common stock and the warrants issued to investors under the November 2007 Private Placement was approximately $30.2 million.

During the years ended December 31, 2008 and 2007, warrants to purchase 623,378 and 641,967 shares of the Company’s common stock were exercised, respectively. As of December 31, 2008, warrants to purchase 1,614,655 shares of the Company’s common stock were outstanding and exercisable. As of December 31, 2007, warrants to purchase 2,238,033 shares of the Company’s common stock were outstanding and exercisable.

15. Income Taxes

As the Company was a Subchapter S corporation until June 2006, any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes. During the years ended December 31, 2008, 2007 and 2006, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2008, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Tax at Federal statutory rate	$(8,276,808)	$(3,755,905)	$(553,376)
State taxes, net of Federal benefit	(1,294,493)	(679,239)	(86,959)
Research credits	(42,371)	(44,919)	—
Other permanent items	4,932	24,195	—
Valuation allowance	9,608,740	4,455,868	640,335
Income tax provision	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss and credit carryforwards	$11,054,005	$3,306,347
Stock-based compensation	2,235,150	921,085
Accruals	1,241,596	727,116
Basis difference for fixed assets and intangibles	174,193	141,655
Total gross deferred tax assets	14,704,944	5,096,203
Valuation allowance	(14,704,944)	(5,096,203)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At December 31, 2008, the Company had useable net operating loss carryforwards of approximately $27.4 million for federal and $24.8 million for state income tax purposes, available to offset future taxable income expiring through 2028 and 2029, respectively. At December 31, 2007, the Company had useable net operating loss carryforwards of approximately $8.1 million for federal and state income tax purposes, available to offset future taxable income expiring through 2026 and 2018, respectively. The net change in the valuation allowance during the years ended December 31, 2008 and 2007 was an increase of approximately $9.6 million and approximately $4.5 million, respectively, due primarily to current year losses. The Company also has cumulative federal and state research and development credits of approximately $234,000 as of December 31, 2008. The federal credits expire through 2028 and the state credits have no expiration.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2008 and 2007, but believes that these provisions will not limit the availability of losses to offset future income.

16. Related Party Transactions

The Chief Executive Officer of the Company is a director of AWI and is currently a custodian for AWI. The Company previously issued a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price per share of $0.01 in exchange for the purchase of assets from AWI. This warrant was exercised as of December 31, 2006.  The Company did not enter into any transactions with AWI during 2008 or 2007.

During September 2006, the Company entered into the Purchase Agreement as described in Note 6. After the Purchase Agreement was executed, the Seller transferred ownership of Solahart All Valley Energy Systems (“Solahart”), a Fresno-based installer of solar energy systems, solar hot water systems and solar pool heaters, to a family member and became an employee of the Company. Solahart no longer installs solar energy systems, but continues to operate focusing on solar water heating installations used in swimming pool and residential water heating. From time to time, the Company utilizes subcontractor labor provided by Solahart. Related party expenses between the Company and Solahart were approximately $70,000, $22,000 and $159,000, respectively, for the years ended December 31, 2008, 2007 and 2006 relating primarily to subcontracted installation services that Solahart provided to the Company. On September 29, 2008, the Company terminated the employment agreement with the Seller of Solahart. The Company released the Seller from the employment agreement and granted to the Seller 32,333 shares of the Company’s common stock based on terms of the agreement, which was treated as stock-based compensation expense for the year ended December 31, 2008.

17. Commitments and Contingencies

Non-Cancelable Operating Leases

The Company’s operating lease for its Los Gatos, California corporate office facility expires during November 2009. Total rent expense amounted to approximately $1.1 million, $528,000 and $87,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Total rent expense for the year ended December 31, 2008 includes approximately $201,000 of accelerated rent expense relating to the Company’s Bakersfield location, Manteca location and a warehouse location. The Company also has operating leases relating to its Fresno (Clovis), Orange County (Lake Forest), Bakersfield, Manteca, Santa Rosa, Palm Springs, and San Diego, California offices, its Littleton, Colorado office and its Milford, Connecticut office. The Company rented office and warehouse space in New Jersey on a month-to-month basis during 2008 and also rents office and warehouse space in Thousand Oaks (Westlake Village), California on a month-to-month basis. During the year ended December 31, 2008, the Company took a non-cash charge of approximately $201,000 for future lease payments for office space in Bakersfield, Manteca and a warehouse location. The Company does not occupy the Bakersfield and Manteca locations as a result of the consolidation of the California Central Valley operations into the Clovis/Fresno area.

Future minimum lease payments on operating leases at December 31, 2008 are as follows:

2009	$767,203
2010	291,062
2011	159,811
2012	77,051
2013	—
Thereafter	—
Total minimum lease payments	$1,295,127

Litigation

The Company is involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

Employment Agreement

The Company has an employment agreement with one employee. This employment agreement provides for an annual base salary of $120,000 and expires October 1, 2009.

18. Significant Concentrations of Business and Credit Risk

Financial instruments that potentially subject the Company to credit risk are comprised of cash and cash equivalents, and restricted cash, which are maintained at high quality financial institutions. At December 31, 2008 and 2007, there was approximately $17.3 million and $21.5 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000 in 2008 and $100,000 in 2007.

The Company maintains reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. During the fourth quarter of 2008, the Company recorded a $1.0 million provision for bad debts, primarily related to a customer who lost project funding.  The Company’s top three vendors during the years ended December 31, 2008 and 2007, respectively, accounted for approximately 52.0% and 71.9% of materials purchases during 2008 and 2007. At December 31, 2008, accounts payable included amounts owed to the 2008 top three vendors of approximately $83,000. At December 31, 2007, accounts payable included amounts owed to the 2007 top three vendors of approximately $5.1 million.

19. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved the 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008 and the Company is not matching employee deferrals.

20. Quarterly Information (unaudited)

The following table sets forth the Company’s unaudited quarterly summary consolidated statements of operations for each of the quarters for the years ended December 31, 2008 and 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the Company’s audited consolidated financial statements. This data should be read in conjunction with the Company’s consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,*
2008
Net sales	$12,248,372	$7,061,699	$10,595,632	$10,855,599
Gross profit before inventory revaluation	2,415,555	1,042,389	1,346,032	1,160,780
Inventory revaluation	—	—	—	2,646,292
Gross profit	2,415,555	1,042,389	1,346,032	(1,485,512)
Total operating expenses	7,128,651	6,168,872	6,824,823	7,548,282
Loss from operations	(4,713,096)	(5,126,483)	(5,478,791)	(9,033,794)
Other income (expense)	134,939	27,000	(13,767)	(143,386)
Net loss	(4,578,157)	(5,099,483)	(5,492,558)	(9,177,180)
Net loss per share:
Basic	$(0.16)	$(0.18)	$(0.19)	$(0.32)
Diluted	$(0.16)	$(0.18)	$(0.19)	$(0.32)

2007
Net sales	$6,292,430	$7,510,861	$8,088,320	$10,320,150
Gross profit	1,499,566	1,769,764	1,695,470	1,874,270
Total operating expenses	2,405,992	3,672,659	5,387,022	6,454,826
Loss from operations	(906,426)	(1,902,895)	(3,691,552)	(4,580,556)
Other income (expense)	(26,978)	(21,417)	(31,620)	114,665
Net loss	(933,404)	(1,924,312)	(3,723,172)	(4,465,891)
Net loss per share:
Basic	$(0.06)	$(0.10)	$(0.16)	$(0.18)
Diluted	$(0.06)	$(0.10)	$(0.16)	$(0.18)

*
In the fourth quarter of 2008, we recorded the following expenses, (i) a revaluation of inventory in the amount of $2.6 million, (ii) a reserve for future lease payments in the amount of $201,000 and, (iii) a reserve for bad debts in the amount of $1.0 million.

21. Subsequent Events

On February 2, 2009, the Company and Enphase Energy, a leading manufacturer of microinverter products, announced a strategic partnership to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. Andalay AC panels are expected to cost less to install and provide higher efficiency than ordinary DC panels. Under the agreement, the Company will purchase a minimum of 5,000 microinverters in each of 2009 and 2010, and Enphase will supply up to 100,000 microinverters to Akeena during this same timeframe. These microinverters will be built into the Company’s Andalay solar panels.

On February 26, 2009, the Company announced cost reduction measures, including a reduction in force and the closure of our Connecticut office. The Company eliminated approximately 45 positions, or approximately 25% of its current workforce, and reduced the regular hours and salaries of the remaining workforce by 10%. The Company believes these measures will adjust its capacity to a level that reflects its current customer demand and improve sales, design and installation efficiency. In 2008, the Company derived less than 8% of our revenue from the region supported by the Connecticut office. The Company believes it can address the Northeastern market more cost effectively by distributing its Andalay product to other systems integrators in the region, and without continuing to have an office location that provides installation services in that region. The Company expects these changes to result in a significant reduction in its monthly operating expenses, as well as a corresponding reduction in the level of revenue needed to become break-even on the basis of its continuing operations. However even after these changes, the Company anticipates that it will continue to sustain losses in the near term, and cannot assure investors that it will be successful in reaching break-even.

During February 2009, the Company’s Board of Directors approved the granting of an aggregate of 72,726 restricted common stock and an aggregate of 819,000 stock options to employees and consultants under the Company’s Stock Plan.

On March 3, 2009, the Company entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank (the “2009 Bank Facility”). The 2009 Bank Facility has a termination date of January 1, 2011, and replaces and entirely amends and restates the Loan and Security Agreement (Accounts and Inventory) between the Company and Comerica Bank dated January 29, 2007, as modified by the First Modification to Loan and Security Agreement dated as of June 26, 2007, the Second Modification to Loan and Security Agreement dated as of December 31, 2007 and the Third Modification to Loan and Security Agreement dated as of August 4, 2008 (together, the “2007 Credit Facility”). The Company repaid the $17.2 million outstanding principal balance as of March 3, 2009 on the 2007 Credit Facility by using its restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility with Comerica has a limit of $1 million, subject to the Company’s obligation to maintain at all times cash collateral in an amount of $1 million as security for any borrowings incurred or any letters of credit issued on the Company’s behalf. Outstanding loans under the 2009 Bank Facility will accrue interest at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%. Unused amounts of the commitments are subject to an unused commitment fee of 0.25% based on the unused amount. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in the Company’s inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants with regard to the Company, and the Company is in compliance with the terms of the 2009 Bank Facility as of March 12, 2009. The Company is currently in discussions with lending institutions regarding a replacement asset-based line of credit facility.

On March 3, 2009, the Company closed an offering of securities (the “Closing”) pursuant to a securities purchase agreement with certain investors, dated February 26, 2009. Net proceeds from the offering are estimated to be approximately $1.6 million, after deducting the placement agents’ fees and estimated expenses.

In accordance with the securities purchase agreement, the Company sold units consisting of an aggregate of (i) 1,785,714 shares of common stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which are convertible into a maximum aggregate of 539,867 shares of common stock, depending upon the volume weighted average trading price of Akeena common stock for a specified period following the Closing; (iii) Series E Warrants to purchase up to 1,339,286 shares of common stock at a strike price of $1.34 per share, which warrants are not exercisable until six months after the Closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of common stock (subject to reduction share for share to the extent shares of common stock are issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 150 trading days from the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of common stock at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 67 trading days from the Closing.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure and Control Procedures.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has also been audited by Burr, Pilger and Mayer LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 13, 2009, which is included below.

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

We have audited the internal control over financial reporting of Akeena Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Akeena Solar, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Akeena Solar, Inc. and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Burr, Pilger & Mayer LLP

Burr, Pilger & Mayer LLP
San Francisco, California
March 12, 2009

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Part III under Item 10 will be included in either our Proxy Statement for the 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by Part III under Item 11 will be included in either our Proxy Statement for the 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III under Item 12 will be included in either our Proxy Statement for the 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by Part III under Item 13 will be included in either our Proxy Statement for the 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by Part III under Item 14 will be included in either our Proxy Statement for the 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2008, and is incorporated herein by reference.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.2	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.3	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.4	Form of Class C Common Stock Purchase Warrant, dated May 25, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated June 4, 2007)

4.5	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.1‡	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.2‡
Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.3*‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement

10.4‡	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.5	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.6	Loan and Security Agreement, dated January 29, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7
First Modification to Loan and Security Agreement, dated June 26, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 26, 2007.

10.8
Second Modification to Loan and Security Agreement, dated January 11, 2008 and effective as of December 31, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 11, 2008)

10.9‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.10‡	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.11‡	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

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

10.15	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated June 4, 2007)

10.16
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.17*‡	Third Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm Burr, Pilger & Mayer LLP

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer
‡ management contract, compensatory plan or arrangement
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2009

AKEENA SOLAR, INC.

/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 12, 2009.

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

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.2	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.3	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.4	Form of Class C Common Stock Purchase Warrant, dated May 25, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated June 4, 2007)

4.5	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.1‡	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.2‡
Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.3*‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement

10.4‡	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.5	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.6	Loan and Security Agreement, dated January 29, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 29, 2007)

10.7
First Modification to Loan and Security Agreement, dated June 26, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 26, 2007.

10.8
Second Modification to Loan and Security Agreement, dated January 11, 2008 and effective as of December 31, 2007, between the Company and Comerica Bank (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 11, 2008)

10.9‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.10‡	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.11‡	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

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

10.15	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated June 4, 2007)

10.16
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.17*‡	Third Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm Burr, Pilger & Mayer LLP

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer
‡ management contract, compensatory plan or arrangement
* filed herewith