Form 10-K/A
period 2008-12-31
Akeena Solar, Inc.
filed 2009-04-30
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

AKEENA SOLAR, INC.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Akeena Solar, Inc. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 15, 2009. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Akeena Solar, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Barry Cinnamon	51	President, Chief Executive Officer, Secretary and Director

Gary Effren	53	Chief Financial Officer and Treasurer

Jeff Kiel	50	Executive Vice President Sales and Marketing

Edward Roffman	59	Director

Jon Witkin	55	Director

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

Barry Cinnamon, Chairman, President, Chief Executive Officer, Secretary and Director. Our founder, Barry Cinnamon, has served as director since the Company began in 2001. Mr. Cinnamon is a long-time advocate of solar energy and widely recognized solar energy expert. He started his career in solar energy in the late 1970s as a researcher into new flat plate and concentrating collector designs at the Massachusetts Institute of Technology (MIT). During the late 1970s and early 1980s, Mr. Cinnamon designed and installed active solar, passive solar and ground coupled heat pump systems. Mr. Cinnamon’s work in solar energy computer modeling led him into the software industry, where he served as Chief Executive Officer of Software Publishing Corporation, and founded Allegro New Media, a multimedia software publisher, which he led to an IPO in 1995. Mr. Cinnamon earned a BS Degree in Mechanical Engineering from MIT and a MBA degree in Marketing from Wharton School of the University of Pennsylvania. Mr. Cinnamon is a NABCEP-Certified Solar Installer, a licensed California C-46 Solar Contractor, a member of the board of directors of CALSEIA and SEIA, and an active member of the Silicon Valley Leadership Group.

Gary Effren, Chief Financial Officer and Treasurer. Mr. Effren became the Company’s Chief Financial Officer during September of 2007. From 1980 to 2006, Mr. Effren held various executive financial positions at Knight Ridder, Inc., a Fortune 500 media company. Mr. Effren served as the Vice President/Finance of Knight Ridder since January 2005. Prior to that, Mr. Effren served as Senior Vice President/Finance and Chief Financial Officer of Knight Ridder from 2001 to 2004, and as Vice President/Controller of Knight Ridder from 1995 to 2001. During his tenure at Knight Ridder, Mr. Effren’s overall responsibilities included corporate accounting and financial reporting, strategic business development, tax, treasury, risk management and investor relations. Prior to joining Knight Ridder, Mr. Effren worked as an auditor at Peat Marwick Mitchell. Mr. Effren is a CPA with 30 years of experience in accounting and finance. Mr. Effren earned his MBA from the University of Miami and earned his Bachelors degree in Commerce from Rider College in New Jersey.

Jeff Kiel, Executive Vice President Sales and Marketing. Mr. Kiel joined the Company during December 2008. From August 2008 to December 2008, Mr. Kiel was Executive Vice President of Sales and Business Development for Fonemine, a mobile technology company. From 1987 to 2008, Mr. Kiel served in a number of media industry positions with subsidiaries of Knight Ridder, Inc., a Fortune 500 media company, and then MediaNews Corporation after it acquired The San Jose Mercury News in 2007. Those positions included President and Publisher and Vice President of Advertising for the San Jose Mercury News (2002 to 2008) and Vice President of Finance and Chief Financial Officer of The Miami Herald (1998 to 2002). Prior to joining Knight Ridder, Mr. Kiel worked in public accounting as an auditor at Ernst and Young from 1982 to 1987 and Kaufman, Rossin and Company from 1987 to 1988. Mr. Kiel earned his Bachelor of Science degree from The University of Florida and is a CPA in the state of Florida.

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

Committees of the Board of Directors

The Board of Directors (“Board”) held two meetings and acted by unanimous written consent two times during the fiscal year ended December 31, 2008. From July of 2007 to October of 2008, the Board was comprised of Ed Roffman, Barry Cinnamon, George Lauro and Jon Witkin. Mr. Lauro resigned from the Board in October of 2008, decreasing the size of the Board from four to three persons.

The Company has standing Nominating and Corporate Governance, Audit and Compensation Committees of the Board. These committees were formed on July 18, 2007. The Nominating and Corporate Governance Committee held one meeting in the fiscal year ended December 31, 2008. The Compensation Committee held three meetings and acted by unanimous written consent five times during 2008 and the Audit Committee held seven meetings during such year.

The Nominating and Corporate Governance Committee. The Nominating and Corporate Governance (“NCG”) Committee is comprised of Messrs. Witkin and Roffman. The NCG Committee of the Board of Directors performs the functions typical of a nominating and corporate governance committee, including but not limited to: (i) developing and recommending corporate governance principles and procedures applicable to the Board and the Company’s employees; (ii) recommending committee composition and assignments; (iii) identifying individuals qualified to become directors; (iv) recommending director nominees; (v) recommending whether incumbent directors should be nominated for re-election to the Board of Directors and (vi) reviewing the adequacy of the NCG Committee charter. The NCG Committee has established a charter, which is available on the investor relations section of our website at http://ir.akeena.com/Governance.cfm.

The Audit Committee. The Audit Committee is comprised of Messrs. Roffman and Witkin. Our Board has designated Mr. Roffman our audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Mr. Roffman meets the independence requirements applicable to audit committee members prescribed by the NASDAQ Stock Market and Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee of the Board of Directors has the authority and responsibility to select, evaluate and, when appropriate, replace the company’s independent registered public accounting firm. The Audit Committee monitors the activities of the Company’s external auditors, including the audit scope, the external audit fees, auditor independence matters and the extent to which the independent auditors may be retained to perform advisory services. The Audit Committee also reviews the results of the external audit work to assess the adequacy and appropriateness of the Company’s financial and accounting controls. The Audit Committee reviews changes in accounting standards that impact the Company’s financial statements and discusses with management major events, including legal matters and tax audits, which may have significant financial impact or are the subject of discussions with the independent auditors. In addition, the Audit Committee oversees the Company’s internal compliance programs. The Audit Committee has established a charter, which is available on the investor relations section of our website at http://ir.akeena.com/Governance.cfm.

The Compensation Committee. The Compensation Committee is comprised of Messrs. Witkin and Roffman. The Compensation Committee administers the Company’s stock plan, including the review and grant of stock options and restricted stock to officers, directors and other employees under the Company’s stock plan. The Compensation Committee also reviews and approves various other Company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of the executive officers of the Company. The Compensation Committee has established a charter, which is available on the investor relations section of our website at http://ir.akeena.com/Governance.cfm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company by such persons, the Company believes that during fiscal 2008 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that the Form 4 with respect to an award of restricted stock to Ed Roffman and the Form 4 with respect to an award of restricted stock to Jon Witkin, both granted on October 1, 2008, were not timely filed.

Code of Ethics and Corporate Governance

The Company adopted a Code of Business Conduct and Ethics (the “Code”) on July 18, 2007 that applies to all of the Company’s directors and employees, including its chief executive officer and chief financial officer. The purpose of the Code is to, among other things, focus the Company’s directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize the Company’s culture of integrity, respect and accountability. The full text of the Code is posted on the investor relations section of our website at http://ir.akeena.com/Governance.cfm. A printed copy of the Code may also be obtained free of charge by writing to Akeena Solar, Inc., 16005 Los Gatos Blvd., Los Gatos, CA 95032, Attention: Legal Department. The Company intends to disclose any amendment to or waiver from, a provision of the Code by posting such information on its web site.

Stockholder Nominations

We have not made any material changes in 2008 to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion & Analysis (“CD&A”) outlines the Company’s executive compensation programs. It explains the decision making process used by our Compensation Committee, the reasoning behind our executive compensation programs, and the actions the Compensation Committee took related to the compensation of the following executives (our “Named Executive Officers”):

•	Barry Cinnamon — President, Chief Executive Officer and Secretary

•	Gary Effren —Chief Financial Officer and Treasurer

•	Steve Daniel — Executive Vice President, Sales and Marketing

•	James Curran — Chief Operating Officer

I.	Overview of Our Compensation Programs

A. Philosophy and Objectives

The Company’s executive compensation programs are based on the following philosophies and objectives:

•
Compensation Should Align with Stockholders’ Interests — The Compensation Committee believes that executives’ interests should be aligned with those of the stockholders. Executives are granted restricted stock and stock options so that their total compensation is tied directly to the same value realized by our stockholders. Executive bonuses are tied directly to the value that the Company gains from an executive’s contribution to the Company’s success as a whole.

•
Compensation is Competitive — The Compensation Committee seeks to provide a total compensation package that attracts, motivates and retains the executive talent that the Company needs in order to maximize its return to stockholders. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable given the Company’s level of performance and other comparable companies with which the Company competes for talent.

•
Compensation Motivates and Rewards the Achievement of Goals — The Company’s executive compensation programs are designed to appropriately reward both individual and collective performance that meets and exceeds annual, long-term and strategic goals of the Company. To accomplish this objective, a substantial percentage of total compensation is variable, “at risk”, both through annual incentive compensation and the granting of long-term incentive awards.

B. Compensation Administration

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review and approval of all aspects of our executive compensation program and makes decisions regarding the compensation of our Named Executive Officers, including our Chief Executive Officer. The Compensation Committee’s responsibilities include but are not limited to the following:

•	Reviewing and approving on an annual basis the corporate goals and objectives with respect to the compensation of the Chief Executive Officer and other Named Executive Officers;

•
Evaluating the Chief Executive Officer’s and other Named Executive Officer’s performance at least annually in light of those goals and objectives, and based upon these evaluations reviewing on an annual basis those officers’ annual compensations, including (i) annual base salary level, (ii) annual incentive compensation, (iii) long-term incentive compensation, (iv) employment, severance and change-in-control agreements, if any, and (v) any other compensation, ongoing perquisites or special benefit items;

•
Developing and periodically assessing the Compensation Committee’s compensation policies applicable to the Company’s Chief Executive Officer and other Named Executive Officers and directors, including the relationship of corporate performance to executive compensation.

•
Periodically reviewing and advising the Board concerning both regional and industry-wide compensation practices and trends in order to assess the adequacy and competitiveness of the Company’s compensation programs for the Chief Executive Officer and other Named Executive Officers and directors relative to comparable companies in the Company’s industry.

•
Granting restricted stock, stock option, and other equity-based or incentive awards to the Company’s Named Executive Officers, employees and other individuals under the Company’s stock and incentive compensation plans, including any performance criteria relating to the plans or awards, and otherwise assisting the Board in administering awards under these plans.

•	Reviewing and approving the Company’s employee benefit programs, including reviewing and approving any incentive-compensation and equity-based plans of the Company that are subject to Board approval;

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at http://ir.akeena.com/Governance.cfm.

Role of the Chief Executive Officer

Our Chief Executive Officer, Barry Cinnamon, makes recommendations to the Compensation Committee regarding the compensation of our other Named Executive Officers. The Compensation Committee often requests Mr. Cinnamon to be present at Compensation Committee meetings where executive compensation and the performance of our Named Executive Officers are discussed and evaluated. Within the framework of the compensation programs approved by the Compensation Committee, Mr. Cinnamon may recommend base salary adjustments and make suggestions regarding incentive plan performance measures and equity compensation grants for other Named Executive Officers. Mr. Cinnamon does not participate in any discussions or processes concerning his own compensation, and participates in a non-voting capacity in discussions or processes concerning the compensation of the Company’s Named Executive Officers.

C. Program Design

The Compensation Committee uses a simple and straightforward approach in compensating our Named Executive Officers in which base salary, annual incentives and stock options are the principal components. In addition, executives generally participate in the same benefit programs as other full-time employees.

The Company’s executive compensation programs are designed to provide executives with a reasonable level of fixed compensation through base salary and benefits, and an opportunity to earn incentive compensation through the annual and long-term incentive programs based on a mix of individual and Company performance and increases in the value of our stock. The incentive plans are designed to pay well when performance meets or exceeds expectations and pay little or no incentive if performance is below expectations.

As an executive’s level of responsibility increases, the Compensation Committee generally targets a greater portion of the executive’s compensation to be contingent upon performance. For example, the Company’s Chief Executive Officer and the other Named Executive Officers have a higher percentage of compensation at risk (and thus greater upside and downside potential) relative to the Company’s other employees. The Compensation Committee believes this is appropriate because the Named Executive Officers have the greatest influence on the Company’s performance.

D. Compensation Review Process

The Compensation Committee annually reviews compensation for our Named Executive Officers. In making its decisions, the Compensation Committee considers the executive’s role and responsibilities, Company and individual performance, and regional and industry-wide compensation practices and trends. This approach is used to set base salaries, annual incentive opportunities, stock option award levels and the mix of compensation elements.

II.	Components of Compensation

The Company provides four compensation components to Named Executive Officers:

•	Base salary,

•	A cash annual incentive based on the achievement of specified goals and objectives,

•	Long-term incentive in the form of restricted stock and stock options, and

•	Benefits.

A. Base Salaries

The Company provides its Named Executive Officers a base salary commensurate with their position, responsibilities and experience. The 2008 base salaries, in dollars, and the percentage increase in the 2008 base salaries from the 2007 base salaries, for our Named Executive Officers, are as follows:

Named Executive Officer	2008 Base Salary	Percentage Increase from 2007 Base Salary
Barry Cinnamon President and Chief Executive Officer and Secretary	$275,000	35.0%
Gary Effren Chief Financial Officer and Treasurer	$250,000	0.0	%(1)
Steve P. Daniel Executive Vice President Sales and Marketing	$250,000	38.7	%(2)
James Curran Chief Operating Officer	$275,000	17.3	%(3)

(1)	Mr. Effren joined the Company on September 24, 2007.
(2)	Mr. Daniel joined the Company on January 30, 2007 and left on December 5, 2008.
(3)	Mr. Curran joined the Company on May 29, 2007 and left on April 23, 2008.

B. Annual Incentives

In 2008, the Compensation Committee established the Company’s Executive Bonus Plan (the “Bonus Plan”). Named Executive Officers were to be rewarded bonuses based on whether, in the discretion of the Compensation Committee, the Company met certain revenue and operating income goals that aligned with the business plan to achieve profitability. The Compensation Committee believed that the Bonus Plan was appropriate to motivate the Named Executive Officers to focus on expanding the Company’s business and managing profitability.

Based on the executive compensation review, the Compensation Committee established a target incentive of up to 70% of salary for Mr. Cinnamon, up to 50% of salary for Mr. Effren and Mr. Curran, and up to 100% of salary for Mr. Daniel with no eligibility for override commissions. According to the terms of the Bonus Plan, the Company’s targeted revenue and operation income goals must be achieved before an incentive is paid, and the Named Executive Officers have the opportunity to receive up to 100% of their target incentive at maximum performance.

Actual performance resulted in revenues of $40.8 million and an adjusted operating loss of $24.4 million. The Compensation Committee decided to follow the recommendation of the Chief Executive Officer and to not award any cash bonuses to the Name Executive Officers for 2008 given the financial results for the year.

C. Long-Term Incentives

The Compensation Committee has elected to grant restricted stock and stock options to the Named Executive Officers and other key employees as the primary long-term incentive vehicle. In making this determination, the Compensation Committee considered a number of factors including: the accounting impact, potential value of restricted stock and stock option grants versus other equity instruments and cash incentives, and the alignment of equity participants with stockholders. The Company determined that grants of restricted stock and stock options:

•	Enhance the link between the creation of stockholder value and executive compensation;

•	Provide an opportunity for equity ownership;

•	Act as a retention tool; and

•	Provide competitive levels of total compensation.

Restrictions on the Named Executive Officer’s shares lapse retain equal annual increments over a period of four (4) years, commencing one year from the date of grant. Each Named Executive Officer is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant. The stock options granted to the Named Executive Officers in 2008 have five-year terms and, with the exception of 38,500 options for Mr. Cinnamon and 6,918 options for Mr. Effren which vested on January 17, 2009 which was the one year anniversary of the grant date, 33.33% of the shares underlying the Named Executive Officers’ options vest in equal annual installments over a period of three years on each anniversary of the grant date.

The Compensation Committee may make grants of equity awards to Named Executive Officers during their regular quarterly meetings or by special meeting during the year. The Compensation Committee reviews Company performance, potential burn rates and dilution levels to create a restricted stock and option pool that may be awarded to employee participants. Grants to the Named Executive Officers were determined by the Compensation Committee after reviewing market data and considering each executive’s performance, role and responsibilities.

The Company does not reprice options if the Company stock price declines after the grant date. The Company does not seek to time equity grants to take advantage of information, either positive or negative, about the Company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by the Compensation Committee and the exercise price of options is the closing market price of Company common stock on the last business day prior to the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

D. Benefits

Named Executive Officers are eligible to participate in the Company’s standard medical, dental, vision, disability insurance, life insurance plans and other health and welfare plans provided to other full time employees.

Retirement Benefits

The Company’s retirement savings plans help the Company’s employees prepare for retirement. The Company’s objectives with regard to retirement savings plans are to provide benefit levels that are competitive when compared to similarly sized companies within the Company’s general industry and that are designed with simple and straightforward terms to enable participants to maximize the value they receive from such plans.

All of the Company’s Named Executive Officers are entitled to participate in the Company’s 401(k) program.

Employment Agreements and Post Termination Compensation

The Company does not maintain employment or other compensatory agreements with any of the Named Executive Officers. If the Company terminates the employment of a Named Executive Officer, it will not be obligated to pay them severance compensation or other benefits. The Compensation Committee believes that the at-will nature of employment of the Named Executive Officers is appropriate because it provides the Company with more flexibility to make a management change if such a change is in the best interests of the Company and stockholders. Upon termination, these executives are bound by confidentiality agreements.

III.	Limitation on Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code denies a publicly held corporation a federal income tax deduction for the compensation of certain executive officers exceeding $1 million per year. “Performance based” compensation is not subject to the limitations on deductibility and the Compensation Committee strives to structure compensation so as to qualify for deductibility. Currently, the Company believes all compensation is deductible. However, the Compensation Committee may authorize compensation that may not be deductible when it deems it to be in the best interest of the Company and its stockholders.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors

 Ed Roffman, Chair
 Jon Witkin

Summary Compensation Table

The following Summary Compensation Table sets forth certain information about the compensation paid, earned or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2008 by our Chief Executive Officer,  our Chief Financial Officer and our two other most highly compensated executive officers (our “Named Executive Officers”).  We did not have any other executive officers in the fiscal year ended December 31, 2008 that were paid or earned compensation in excess of $100,000 for services rendered during such fiscal year.

Name and Principal Position	Year	Salary	Stock Awards(1)		Option Awards(1)	All Other Compensation		Total
Barry Cinnamon Chief Executive Officer, President, Secretary and Director (2)	2008	$275,000	$11,541		$490,937	$—		$777,478
	2007	$203,750	$—		$75,632	$—		$293,506
	2006	$132,392	$—		$—	$11,000	(3)	$143,392

James Curran Chief Operating Officer (4)	2008	$86,319	$71,834	(7)	$17,846	$—		$111,142
	2007	$130,827	$29,914		$95,043	$—		$320,641

Gary Effren Chief Financial Officer and Treasurer (5)	2008	$250,000	$30,365		$513,475	$—		$793,840
	2007	$68,750	$—		$95,043	$—		$163,793

Steve Daniel Executive Vice President of Sales and Marketing (6)	2008	$237,104	$169,872	(7)	$305,755	$16,744	(8)	$729,474
	2007	$133,371	$15,254		$67,900	$143,980	(8)	$360,505

(1)
Amounts represent the aggregate dollar amount recognized for financial statement reporting purposes calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments (disregarding estimates of forfeitures related to service-based vesting conditions). The Company’s policy and assumptions made in the valuation of share based payments are contained in Note 13 to the Company’s December 31, 2008 financial statements. Stock options awarded vest over a one-year or three-year period from the date of grant and restricted stock awarded vests over a four-year period from the date of grant.

(2)	Mr. Cinnamon was not compensated for his service on the Board of Directors of the Company.

(3)	Represents distributions on Mr. Cinnamon’s common stock paid by Akeena Solar, Inc. prior to the Merger.

(4)	Mr. Curran joined the Company during May 2007 and left the Company in April 2008.

(5)	Mr. Effren joined the Company during September 2007.

(6)	Mr. Daniel joined the Company during January 2007 and left the Company in December 2008.

(7)
Includes $64,857 and $56,092, respectively, which represents stock compensation expense recognized for financial reporting purposes as calculated in accordance with SFAS No. 123R as a result of accelerated vesting of Mr. Curran’s and Mr. Daniel’s restricted stock in connection with the termination of their employment and agreement to a general release of claims.

(8)	All Other Compensation for Mr. Daniel includes sales commissions paid during 2007 and 2008.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to grants of plan-based awards in 2008 to our named executive officers, including stock option and equity awards. The stock option and equity awards granted to our named executive officers in 2008 were granted under our 2006 Stock Incentive Plan. All options were granted at the closing price for our common stock on the Nasdaq Capital Market on the date of the grant.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
Barry Cinnamon	1/17/2008	—	38,500	$8.02	$189,737
	8/14/2008	50,000	—	—	$186,500

Gary Effren	1/17/2008	—	6.918	$8.02	$34,094
	5/12/2008	35,000	—	—	$182,000
	8/14/2008	50,000	—	—	$186,500

Steve Daniel	1/28/2008	—	15,000	$7.94	$77,066
	8/14/2008	—	—	—	$233,125

James Curran	1/17/2008	—	16,274	$8.02	$66,775

(1)
The amounts represent the grant date fair value of the stock option or award computed in accordance with No. 123R. See Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for details as to the assumptions used to determine the grant date fair value of the option awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to equity awards outstanding at the end of fiscal 2008 for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Exercisable (#)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested
Barry Cinnamon	104,334	208,666	(1)	$4.94	9/07/2012	—		—
	—	38,500	(2)	$8.02	1/17/2013	—		—
	—	—		—	—	50,000	(5)	$86,000

Gary Effren	116,667	233,333	(3)	$6.30	9/21/2012	—		—
	—	6,918	(2)	$8.02	1/17/2013	—		—
	—	—		—	—	35,000	(6)	$60,200
	—	—		—	—	50,000	(7)	$86,000

Steve Daniel	93,667	187,333	(1)	$4.94	9/7/2012	—		—
	—	15,000	(4)	$7.92	1/28/2013	—		—

James Curran	—	—		—	—	—		—

(1)	Options granted vest over a three-year vesting period beginning on each anniversary of the date of grant commencing on September 7, 2008.

(2)	Options granted vested entirely on January 17, 2009.

(3)	Options granted vest over a three-year vesting period beginning on each anniversary of the date of grant commencing on September 21, 2008.

(4)	Options granted vest over a three-year vesting period beginning on each anniversary of the date of grant commencing on January 28, 2009.

(5)
Mr. Cinnamon was granted 50,000 shares of restricted stock, which restriction lapses as to 12,500 shares on each anniversary of the date of grant commencing on August 14, 2009. Mr. Cinnamon is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(6)
Mr. Effren was granted 35,000 shares of restricted stock, which restriction lapses as to 8,750 shares on each anniversary of the date of grant commencing on May 12, 2009. Mr. Effren is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(7)
Mr. Effren was granted 50,000 shares of restricted stock, which restriction lapses as to 12,500 shares on each anniversary of the date of grant commencing on August 14, 2009. Mr. Effren is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

Option Exercises and Stock Vested

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during fiscal 2008 for each named executive officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Barry Cinnamon	—	—	—		—
Gary Effren	—	—	—		—
Steve Daniel	—	—	75,313	(1)	$143,848
James Curran	—	—	23,334	(2)	$154,704

(1)	Upon Mr. Daniel’s departure in December 2008, 62,500 shares of restricted shares were immediately vested.
(2)	Upon Mr. Curran’s departure in April 2008, 23,334 shares of restricted shares were immediately vested.

Employment Agreements

We currently do not have employment agreements with any of our executive officers, other than at-will employment offer letters.

Director Compensation

Since 2007, in addition to reimbursement for reasonable expenses incurred in the performance of their duties as directors, including participation on the Board of Directors and its committees, the Company compensates its non-employee directors as follows:

•
10,000 shares of restricted stock under the Company’s Stock Plan, which restriction lapses as to approximately 833 shares monthly as to 2,500 shares quarterly, in either case, for one year commencing on the date of grant. Directors are entitled to vote such restricted stock, subject to forfeiture, in accordance with the terms of the grant; and

•	travel and lodging expenses for any activities related to the performance of their duties on the Board of Directors.

Prior to July 18, 2007, members of the Board of Directors included only Barry Cinnamon and Ed Roffman. Mr. Cinnamon received no remuneration for his services as a director. On August 30, 2006, Mr. Roffman was granted 20,000 shares of restricted stock under our Stock Plan, which restrictions lapse as to 5,000 shares on each of the four annual anniversaries of the date of grant, commencing on August 30, 2007. This grant of 20,000 shares received by Mr. Roffman includes the 10,000 shares of restricted stock the Company now awards to non-employee directors. On April 2, 2007, Mr. Roffman received 48,000 shares of the Company’s restricted common stock under our Stock Plan for his services as the Audit Committee Chairman, which restrictions lapsed as to 4,000 shares monthly for twelve months commencing on the date of grant. On May 12, 2008, Mr. Roffman received 5,000 shares of the Company’s restricted common stock under our Stock Plan for his services. All grants of restricted stock received by non-employee directors for services as a Board member are made subject to forfeiture in the event of failure to serve on the Board or as the Audit Committee Chairman as applicable to such grant.

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)		Option Awards	Total ($)
Ed Roffman	$—	$87,467	(3)	$—	$87,467
George Lauro	$—	$25,395	(4)	$—	$25,395
Jon Witkin	$—	$40,035	(5)	$—	$40,035

(1)
Amounts represent the aggregate dollar amount recognized for financial statement reporting purposes calculated in accordance with SFAS No. 123R, Share Based Payments (disregarding estimates of forfeitures to service-based vesting conditions). The Company’s policy and assumptions made in the valuation of share based payments are defined in Note 13 to the December 31, 2008 financial statements contained in the Company’s Annual Report on Form 10-K filed on March 16, 2009.

(2)
For each person listed in the above table, below is the aggregate grant date fair value of each stock award granted to such person in the fiscal year ended December 31, 2008 computed in accordance with SFAS 123(R) and the aggregate number of stock awards outstanding and held by such person on December 31, 2008.

Name	Stock Awards Granted in 2008 (#)	Aggregate Grant Date Fair Value ($)	Stock Awards Outstanding at Year-End (#)
Ed Roffman	15,000	69,600	22,500
George Lauro	—	—	—
Jon Witkin	10,000	43,600	10,000

(3)
On August 30, 2006, Mr. Roffman was granted 20,000 shares of restricted stock, which restriction lapses as to 5,000 shares, on each anniversary of the date of grant commencing on August 30, 2007, subject to Mr. Roffman serving on the Company’s Board on each such anniversary. On April 2, 2007, and May 12, 2008, respectively, Mr. Roffman received 48,000 and 5,000 shares of the Company’s restricted common stock under our Stock Plan, which restrictions lapse as to 1,250 shares quarterly commencing on the date of grant, subject to Mr. Roffman serving as the Board’s Audit Committee Chairman. On October 1, 2008, Mr. Roffman was granted 10,000 shares of restricted stock, which restrictions lapse as to 2,500 shares quarterly for one year commencing on the date of grant, subject to Mr. Roffman serving on the Company’s Board. Mr. Roffman is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(4)
On July 18, 2007, Mr. Lauro received 10,000 shares of the Company’s restricted common stock under our Stock Plan, which restrictions lapse as to approximately 833 shares monthly for twelve months commencing on the date of grant, subject to serving on the Company’s Board of Directors. There were no stock grants or forfeitures during 2008. Mr. Lauro resigned on October 1, 2008.

(5)
On July 18, 2007, Mr. Witkin received 10,000 shares of the Company’s restricted common stock under our Stock Plan, which restrictions lapse as to approximately 833 shares monthly for twelve months commencing on the date of grant, subject to serving on the Company’s Board of Directors. On October 01, 2008, Mr. Witkin received 10,000 shares of the Company’s restricted common stock under our Stock Plan, which restrictions lapse as to 2,500 shares quarterly for one year commencing on the date of grant, subject to Mr. Witkin serving on the Company’s Board of Directors. Mr. Witkin is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee during 2008 is or has ever been an officer or employee of Akeena. During 2008, no executive officer of Akeena served as a member of the board of directors or a member of the compensation committee of any entity which has any executive officer who serves as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth information concerning ownership of the Company's common stock, as of March 31, 2009, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock, (ii) each director (iii) each of the Named Executive Officers listed in the Summary Compensation Table included in this Annual Report on Form 10-K and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that each stockholder has sole voting power and sole dispositive power with respect to the common stock beneficially owned by him, subject to applicable community property laws.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Owner (2)		Percent of Class (2)
Barry Cinnamon	7,953,729	(3)	25.7%
Ed Roffman	68,000	(4)	*	%
Jon Witkin	20,000	(5)	*	%
Gary Effren	201,667	(6)	*	%
James Curran	35,000	(7)	*	%
Steve Daniel	97,500	(8)	*	%
All directors and executive officers as a group (6 persons)	8,375,896		27.2%

*	Less than 1%

(1)	Unless otherwise indicated the address for each of the stockholders is c/o Akeena Solar, Inc. 16005 Los Gatos Blvd., Los Gatos, CA 95032.

(2)
The applicable percentage of ownership for each beneficial owner is based on 30,830,743 shares of the Company’s common stock outstanding as of March 31, 2009. In calculating the number of shares of common stock beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of common stock issuable upon the exercise of options, warrants or the conversion of other securities held by that stockholder that are exercisable within 60 days, are deemed outstanding for such Shares, however, they are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3)
Includes 50,000 shares of restricted common stock granted to Mr. Cinnamon on August 14, 2008, under Akeena’s Stock Plan. Restrictions on the 50,000 shares lapse as to 12,500 shares on each anniversary of the date of grant, commencing August 14, 2009. Mr. Cinnamon is entitled to vote his restricted shares, subject to forfeiture in accordance with the terms of the grant. Also includes 142,729 shares subject to options to purchase common stock granted to Mr. Cinnamon on September 7, 2007, under the Akeena Stock Plan, which are exercisable within 60 days of March 31, 2009.

(4)
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

(5)
Includes 10,000 shares of restricted common stock granted to Mr. Witkin on July 18, 2007, under Akeena’s Stock Plan. Restrictions on the 10,000 shares lapse as to 2,500 shares on each anniversary of the date of grant, commencing July 18, 2008.  Mr. Witkin is entitled to vote such restricted shares, subject to forfeiture in accordance with the terms of the grant.

(6)
Includes 35,000 shares of restricted common stock granted to Mr. Effren on May 12, 2008, under Akeena’s Stock Plan. Restrictions on the 35,000 shares lapse as to 11,667 shares on each anniversary of the date of grant, commencing May 12, 2009 and 50,000 shares of restricted common stock granted to Mr. Effren on August 14, 2008, under Akeena’s Stock Plan. Restrictions on the 50,000 shares lapse as to 12,500 shares on each anniversary of the date of grant, commencing August 14, 2009. Mr. Effren is entitled to vote his restricted shares, subject to forfeiture in accordance with the terms of the grant. Also includes 116,667 shares subject to options to purchase common stock granted to Mr. Effren on September 21, 2007 and 6,918 shares subject to options to purchase common stock granted to Mr. Effren on January 17, 2008, under the Akeena Stock Plan, in each case which are exercisable within 60 days of March 31, 2009.

(7)	Beneficial ownership of shares held by Mr. Curran as disclosed on Form 4 filed with the Securities Exchange Commission on January 17, 2008.

(8)	Beneficial ownership of shares held by Mr. Daniel as disclosed on Form 4 filed with the Securities Exchange Commission on August 14, 2008.

Equity Compensation Plan Information as of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) and excluding restricted stock awards)
	(a)	(b)	(c)
Equity compensation plans:
2006 Stock Incentive Plan	2,065,000	$5.31	923,850
2001 Stock Option Plan	—	—	4,000,000

Item 13.  Certain Relationships and Related Transactions and Director Independence

Board of Directors during the fiscal year ended December 31, 2008 was comprised of Barry Cinnamon, Ed Roffman and Jon Witkin, and, until October 2008, George Lauro. Of such directors, Ed Roffman and Jon Witkin are each, and Mr. Lauro was, an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under Marketplace Rule 4200(a)(15) in the determination of such director’s independence.

Each member of the Nominating and Corporate Governance, Compensation and Audit Committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by the NASDAQ Stock Market and, for purposes of the Audit Committee, Section 10A of The Securities Exchange Act.

Our policy and procedure for the review, approval or ratification of related party transactions is to present them for approval to the appropriate Committee of our Board of Directors, depending upon the type of transaction – either the Compensation Committee for matters relating to compensation or services, the Audit Committee for general financial transactions, or the Corporate Governance Committee for matters relating to independence or potential conflicts of interest. Each of those Committees is comprised entirely of independent directors.

Item 14.  Principal Accountant Fees and Services.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee reviews and pre-approves all proposed audit and non-audit engagements and related fees of Burr, Pilger and Mayer LLP (BPM). In addition, any audit and non-audit fees for newly proposed professional services to be provided by BPM that arise during the year, or changes to previously approved BPM work, are reviewed and approved in advance of commencement of such services by the Audit Committee at their regularly scheduled meetings throughout the fiscal year. Should a situation arise that requires approval between meetings, the Audit Committee has delegated authority to its Chairman to authorize such pre-approval and to report on the same at the following regularly scheduled meeting. The Audit Committee has the authority to grant pre-approval authority for audit and non-audit services to another member of the Audit Committee who is an independent director. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting.

AUDIT SERVICES AND FEES

The professional services provided by BPM and the aggregate fees for those services rendered during the years ended December 31, 2008 and 2007 were as follows:

Audit Fees.  The aggregate fees billed for audit services for the years ended December 31, 2008 and 2007 were $239,200 and $219,145, respectively. Audit services include the audit of the financial statements included in the Company’s annual reports on Form 10-K, the audit of the effectiveness of the Company’s internal control over financial reporting, the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and other services normally provided by the independent auditor in connection with statutory and regulatory filings.

Audit-Related Fees.  The aggregate fees billed for audit-related services in the years ended December 31, 2008 and 2007 were $51,600 and $0, respectively. Audit-related services include audits of the financial statements of the Company’s consultations concerning financial accounting and reporting standards.

All Other Fees.  There were no other services performed by BPM during the years ended December 31, 2008 and 2007 that were not included in the above categories.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Amendment:

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal executive officer

31.2	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal financial officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2009

AKEENA SOLAR, INC.

/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal executive officer

31.2	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal financial officer