Form 10-Q
period 2009-03-31
Akeena Solar, Inc.
filed 2009-05-04
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

As of April 29, 2009, 32,083,459 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$2,864,708	$148,230
Restricted cash	—	17,500,000
Accounts receivable, net	5,390,104	7,660,039
Other receivables	302,117	331,057
Inventory, net	7,093,191	10,495,572
Prepaid expenses and other current assets, net	2,216,624	3,704,375
Total current assets	17,866,744	39,839,273
Property and equipment, net	1,630,046	1,806,269
Goodwill	298,500	298,500
Other assets, net	192,627	194,346
Total assets	$19,987,917	$42,138,388

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,004,759	$1,922,480
Customer rebate payable	282,825	271,121
Accrued liabilities	1,742,545	2,410,332
Accrued warranty	1,116,548	1,056,655
Common stock warrant liability	3,043,112	—
Deferred revenue	779,069	1,057,941
Credit facility	—	18,746,439
Current portion of capital lease obligations	22,094	23,292
Current portion of vehicle loans	215,457	219,876
Total current liabilities	8,206,409	25,708,136
Capital lease obligations, less current portion	18,393	20,617
Vehicle loans, less current portion	483,098	535,302
Other long-term liabilities	63,164	—
Total liabilities	8,771,064	26,264,055

Commitments, contingencies and subsequent events (Notes 14 and 15)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 30,820,744 and 28,460,837 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	30,820	28,460
Additional paid-in capital	52,242,045	52,821,104
Accumulated deficit	(41,056,012)	(36,975,231)
Total stockholders’ equity	11,216,853	15,874,333
Total liabilities and stockholders’ equity	$19,987,917	$42,138,388

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$7,594,590	$12,248,372
Cost of sales	5,339,982	9,832,817
Gross profit	2,254,608	2,415,555
Operating expenses
Sales and marketing	1,654,121	2,116,294
General and administrative	4,061,406	5,012,357
Total operating expenses	5,715,527	7,128,651
Loss from operations	(3,460,919)	(4,713,096)
Other income (expense)
Interest income (expense), net	(76,541)	134,939
Adjustment to the fair value of common stock warrants	(1,541,764)	—
Total other income (expense)	(1,618,305)	134,939
Loss before provision for income taxes	(5,079,224)	(4,578,157)
Provision for income taxes	—	—
Net loss	$(5,079,224)	$(4,578,157)

Loss per common and common equivalent share:
Basic	$(0.17)	$(0.16)
Diluted	$(0.17)	$(0.16)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	29,183,603	27,760,194
Diluted	29,183,603	27,760,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2009	28,460,837	$28,460	$52,821,104	$(36,975,231)	$15,874,333
Cumulative effect of reclassification of warrants (EITF 07-05)	—	—	(1,287,795)	998,443	(289,352)
Balance at January 1, 2009, as adjusted	28,460,837	28,460	51,533,309	(35,976,788)	15,584,981

Issuance of common shares pursuant to stock offering	1,785,714	1,786	1,381,086	—	1,382,872
Fair value of warrants issued in connection with stock offering	—	—	(1,676,282)	—	(1,676,282)
Conversion of preferred stock issued in connection with stock offering	539,867	540	463,746	—	464,286
Release of restricted common shares and stock-based compensation expense	34,326	34	540,186	—	540,220

Net loss	—	—	—	(5,079,224)	(5,079,224)
Balance at March 31, 2009	30,820,744	$30,820	$52,242,045	$(41,056,012)	$11,216,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(5,079,224)	$(4,578,157)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	176,223	126,743
Amortization of customer list, customer contracts and patents	1,236	113,163
Bad debt expense	104,575	33,646
Fair value adjustment of common stock warrants	1,541,764	—
Non-cash stock-based compensation expense	540,220	1,016,359
Changes in assets and liabilities:
Accounts receivable	2,165,360	(2,387,348)
Other receivables	28,940	13,747
Inventory	3,402,381	767,244
Prepaid expenses and other current assets	1,487,751	(829,673)
Other assets	483	(52,835)
Accounts payable	(917,721)	(3,210,507)
Customer rebate payable	11,704	(6,203)
Accrued liabilities and accrued warranty	(607,894)	1,982,979
Other long-term liabilities	63,164	—
Deferred revenue	(278,872)	(151,430)
Net cash provided by (used in) operating activities	2,640,090	(7,162,272)
Cash flows from investing activities
Acquisition of property and equipment	—	(218,599)
Net cash used in investing activities	—	(218,599)
Cash flows from financing activities
Repayment of vehicle loans	(56,623)	(46,540)
Borrowings (repayments) on line of credit, net	(18,746,439)	1,500,000
Payment of capital lease obligations	(3,422)	(5,754)
Restricted cash	17,500,000	(1,500,000)
Proceeds from stock offering	2,000,000	—
Proceeds from exercise of warrants, net of fees	—	1,244,748
Payment of placement agent and registration fees and other direct costs	(617,128)	(14,857)
Net cash provided by financing activities	76,388	1,177,597
Net increase (decrease) in cash and cash equivalents	2,716,478	(6,203,274)
Cash and cash equivalents
Beginning of period	148,230	22,313,717
End of period	$2,864,708	$16,110,443
Supplemental cash flows disclosures:
Cash paid during the period for interest	$112,561	$12,564
Supplemental disclosure of non-cash financing activity
Fair value of warrants issued in stock offering	$1,676,282	—
Initial fair value of preferred stock issued in offering	$380,600	—
Conversion of preferred stock to common stock	$464,286	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (the “Company”) for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K and Form 10-KSB. The March 31, 2009 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Description of Business
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

Revenue Recognition
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

Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, the Company will replace the defective item within the manufacturer’s warranty period (between 5-25 years). See the “Manufacturer and installation warranties” discussion below.

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

Manufacturer and Installation Warranties
The Company warrants its products for various periods against defects in material or installation workmanship. The Company provides for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. The Company assists its customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company records a provision for the installation warranty, within cost of sales, based on its historical experience and management’s expectations of the probable future cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $1.1 million at March 31, 2009 and December 31, 2008, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for the installation warranty consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Beginning accrued warranty balance	$1,056,655	$647,706
Reduction for labor payments and claims made under the warranty	(28,760)	(397,382)
Accruals related to warranties issued during the period	88,653	975,601
Adjustments relating to changes in warranty estimates	—	(169,270)
Ending accrued warranty balance	$1,116,548	$1,056,655

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”).  EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-05, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010.  As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained earnings and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date.  The fair value of these warrants to purchase common stock increased to $1.6 million as of March 31, 2009.  As such, we recognized a $1.3 million non-cash charge from the change in fair value of these warrants for the three months ended March 31, 2009.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.  In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations and cash flows.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	March 31, 2009
Fair value of cash equivalents	1,001,731	—	—	1,001,731
Total	$1,001,731	$—	$—	$1,001,731

Liabilities	Level 1	Level 2	Level 3	March 31, 2009
Fair value of common stock warrants	$—	$3,043,112	$—	$3,043,112
Accrued rent related to office closures	—	—	242,143	242,143
Total	$—	$3,043,112	$242,143	$3,285,255

Cash equivalents represent the fair value of the Company’s investment in a money market account as of March 31, 2009.  A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 11.  The accrued rent relates to non-cash charges for the closures of our Bakersfield and Manteca, California, Milford, Connecticut, and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate of 1.2%.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2009:

Other Liabilities*
Beginning balance	$200,784
Total realized and unrealized gains or losses	517
Purchases, sales, repayments, settlements and issuances, net	40,842
Net transfers in and/or (out) of level 3	—
Ending balance	$242,143

*     Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires (i)  that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and, (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (i) expensing acquisition related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008. As of March 31, 2009, we have derivatives of $3,043,112 related to the common stock warrant liabilities.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Asset (SFAS 142). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The adoption of this FSP on January 1, 2009 may impact any intangible assets we acquire in future transactions.

In November 2008, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. The adoption of this EITF on January 1, 2009 may impact any intangible assets we acquire in future transactions.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for our interim and annual periods commencing with our June 30, 2009 consolidated financial statements and will be applied on a prospective basis. We believe the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations and cash flows.

3. Accounts Receivable and Notes Receivable

Accounts receivable consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
State rebates receivable	$3,931,521	$4,894,943
Trade accounts	1,774,630	3,909,690
Rebate receivable assigned to vendor	—	2,144
Less: Allowance for doubtful accounts	(316,047)	(1,146,738)
	$5,390,104	$7,660,039

4. Inventory

Inventory consists of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Work in process	$1,422,335	$1,554,604
Finished goods	5,722,669	8,992,781
Less: provision for obsolete inventory	(51,813)	(51,813)
	$7,093,191	$10,495,572

5.  Note Receivable

During March 2009, the Company reached a resolution with a customer who had lost project funding for which the Company had recorded bad debt expense of $963,000 in the fourth quarter of 2008.  The settlement resulted in the Company receiving a combination of cash, other consideration and a promissory note of $675,000.  The $675,000 note receivable is reflected in prepaid expenses and other current assets, net, as of March 31, 2009, with a corresponding reserve of $675,000.  The March 2009 settlement, net of the reserve on the note receivable, resulted in no material impact to the financial statements during the three months ended March 31, 2009.  The note is due upon the earlier date of the receipt of the proceeds from the sale of the customer’s interest in its solar facilities or March 31, 2010.  Interest will accrue on the outstanding principal amount of the note at a rate of ten percent per annum, payable monthly in arrears.  The Company had no notes receivable as of December 31, 2008.

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Vehicles	$1,407,916	$1,407,916
Office equipment	977,752	977,752
Leasehold improvements	224,247	224,247
Furniture and fixtures	96,186	96,186
	2,706,101	2,706,101
Less: Accumulated depreciation and amortization	(1,076,055)	(899,832)
	$1,630,046	$1,806,269

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $176,000 and $127,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $40,000 at March 31, 2009. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $35,000 at December 31, 2008.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009 (Unaudited)	December 31, 2008
Accrued accounting and legal fees	$487,933	$143,090
Accrued salaries, wages, benefits and bonus	408,033	634,044
Accrued percentage completion costs	250,087	690,810
Customer deposits	198,622	385,846
Use tax payable	90,549	201,239
Other accrued liabilities	307,321	355,303
	$1,742,545	$2,410,322

8. Credit Facility

On March 3, 2009, the Company amended its 2007 Credit Facility with Comerica Bank and entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank (the “2009 Bank Facility”) effective February 10, 2009. The 2009 Bank Facility has a termination date of January 1, 2011, and replaces and entirely amends and restates the Loan and Security Agreement (Accounts and Inventory) between the Company and Comerica Bank dated January 29, 2007, as modified by the First Modification to Loan and Security Agreement dated as of June 26, 2007, the Second Modification to Loan and Security Agreement dated as of December 31, 2007 and the Third Modification to Loan and Security Agreement dated as of August 4, 2008 (together, the “2007 Credit Facility”). The Company repaid the $17.2 million outstanding principal balance as of March 3, 2009 on the 2007 Credit Facility by using its restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility with Comerica has a limit of $1 million, subject to the Company’s obligation to maintain at all times cash collateral in an amount of $1 million as security for any borrowings incurred or any letters of credit issued on the Company’s behalf. Outstanding loans under the 2009 Bank Facility will accrue interest at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%. Unused amounts of the commitments are subject to an unused commitment fee of 0.25% based on the unused amount. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in the Company’s inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants with regard to the Company, and the Company is in compliance with the terms of the 2009 Bank Facility as of March 31, 2009. As of March 31, 2009, there was no balance outstanding under the 2009 Bank Facility.

As of December 31, 2008, approximately $18.7 million was outstanding under the 2007 Credit Facility, letters of credit of approximately $515,000 million were outstanding under the 2007 Credit Facility and approximately $5.4 million in additional borrowing capacity was available. All of the existing property and assets of the Company are pledged as collateral for the 2007 Credit Facility.  Interest was calculated based on Prime minus 0.5% (2.75%) at December 31, 2008.  As of December 31, 2008, 80% of the Company’s Eligible Accounts Receivable was approximately $3.7 million, and $55% of Inventory Availability was approximately $5.8 million.  The Company was required to achieve or maintain certain financial ratios and covenants under the 2007 Credit Facility. The Company was not in compliance with the Tangible Net Worth covenant (as such term is defined in the Second Modification) as of December 31, 2008.

9. Stockholders’ Equity

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

On March 3, 2009, the Company closed an offering of securities (the “March 2009 Offering”) pursuant to a securities purchase agreement with certain investors, dated February 26, 2009. Net proceeds from the offering were approximately $1.4 million, after deducting the placement agents’ fees and other direct expenses. In accordance with the securities purchase agreement, the Company sold units consisting of an aggregate of (i) 1,785,714 shares of common stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which are convertible into a maximum aggregate of 539,867 shares of common stock, depending upon the volume weighted average trading price of Akeena common stock for a specified period following the Closing; (iii) Series E Warrants to purchase up to 1,339,286 shares of common stock at a strike price of $1.34 per share, which warrants are not exercisable until six months after the Closing and have a term of seven years from the date of first exercisability (the “Seven Year Warrants”); (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of common stock (subject to reduction share for share to the extent shares of common stock are issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 150 trading days from the Closing; and (the “150 Day Warrants”) (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of common stock at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 67 trading days from the Closing (the “67 Day Warrants). During March 2009, the 2,000 shares of Series A preferred stock issued in the financing subsequently converted into 539,867 shares of common stock.  As a result of the issuance of the conversion shares, the shares of common stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

10. Stock Option Plan and Stock Incentive Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2001 Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of March 31, 2009 and December 31, 2008.

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

The Company recognized stock-based compensation expense of approximately $540,000 and approximately $1.0 million during the three months ended March 31, 2009 and 2008, respectively, relating to compensation expense calculated in accordance with SFAS 123R for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2009:

	Number of Restricted Shares at March 31, 2009	Weighted- Average Grant Date Fair Value
Outstanding and not vested beginning balance	879,581	$4.39
Granted during the year	72,726	$1.85
Forfeited/cancelled during the year	(126,501)	$4.50
Released/vested during the year	(34,326)	$5.73
Outstanding and not vested at March 31, 2009	791,480	$4.08

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2009 and December 31, 2008, there was approximately $2.9 million and $3.5 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted, respectively. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the three months ended March 31, 2009 was approximately $197,000.  SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the three months ended March 31, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2009:

	Number of Shares Subject To Option	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,366,931	$5.14
Granted during 2009	819,000	$1.85
Forfeited/cancelled/expired during 2009	(135,334)	$4.94
Exercised during the year	—	$—
Outstanding at March 31, 2009	2,050,597	$3.84
Exercisable at March 31, 2009	360,931	$6.02

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. Expected volatility is based upon the historical volatility of the Company’s various industry competitors. The fair value of stock option grants during the three months ended March 31, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2009
Expected volatility	63.1% - 103.3%
Weighted-average volatility	95.8%
Expected dividends	0.0%
Expected life	3.4 years
Risk-free interest rate	0.6% - 3.6%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.19 for the 819,000 stock options granted during the three months ended March 31, 2009. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and the options exercisable as of March 31, 2009 was 4.1 years and 3.5 years, respectively. The total fair value of stock options vested during the three months ended March 31, 2009 was approximately $293,000.

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2009 and December 31, 2008, there was approximately $3.2 million and $2.5 million of unrecognized stock-based compensation expense associated with stock options granted, respectively. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 2.0 years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the three months ended March 31, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

11.  Stock Warrants

During March 2009, in connection with the March 2009 Offering as described above in Note 9, the Company issued three series of warrants to purchase shares of the Company’s commons stock warrants.  The Company issued 1,339,286 Seven Year Warrants at an exercise price of $1.34 per share.  The fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%.  The value assigned to these warrants was approximately $1.0 million and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” the Company reflected $1.0 million as common stock warrant liability with an offset to additional paid-in capital as of the offering close date.  The fair value of the warrants increased to $1.2 million as of March 31, 2009 and the Company recognized a $200,000 non-cash charge from the change in fair value of these warrants for the three months ended March 31, 2009.  The Company issued 2,196,400 67-Day Warrants at an exercise price of $1.12 per share.  The fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:  risk-free interest rate of 0.16%, an expected life of 51 days; an expected volatility factor of 112% and a dividend yield of 0.0%.  The original value assigned to these warrants was approximately $264,000 and in accordance with EITF 00-19, the Company recorded the $264,000 fair value of the warrants to common stock warrant liability with an offset to additional paid-in-capital at the offering close date.  The fair value of these warrants to purchase common stock increased to $268,000 as of March 31, 2009 and the Company recognized a $4,000 non-cash charge from the change in fair value of these warrants for the three months ended March 31, 2009.  Lastly, the Company issued 540,000 150-Day Warrants at an exercise price of $1.12 per share.  During March 2009, warrants to purchase 539,867 shares of common stock were canceled upon the conversion of the 2,000 shares of Series A preferred stock into 539,867 shares of common stock pursuant to the terms of the March 2009 Offering.  Because of the built-in price protection in the combined 150-Day Warrants and preferred stock instrument, the Company classified the estimated fair value of the combined instrument of $380,000 as a liability. The fair value of these warrants increased to $464,000 at the time of the cancellation resulting in the Company recognizing an $84,000 non-cash charge. The $464,000 common stock warrant liability was reclassified to additional paid-in capital.

Warrants originally issued in March 2007 and June 2007 for the purchase of 588,010 shares of the Company’s common stock at a weighted average exercise price of $3.83, were subject to an adjustment triggered by the March 2009 Offering, such that an aggregate of 2,618,942 of warrants to purchase shares of the Company’s common stock were issued at an exercise price of $0.86, replacing the original 588,010 warrants.

The following table summarizes the Warrant activity for the three months ending March 31, 2009:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,614,655	$7.80
Granted during 2009:
Seven-Year Warrants	1,339,286	$1.34
150-Day Warrants	540,000	$1.12
67-Day Warrants	2,196,400	$1.12
Adjustment of March 2007 and June 2007 Warrants:
Warrants with price reset feature	(588,010)	$3.83
Adjusted warrants after reset	2,618,942	$0.86
Exercised	—
Cancelled	(539,867)	$1.12
Outstanding at March 31, 2009	7,181,406	$2.35

12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three months ended March 31, 2009 and 2009, respectively, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss.

At March 31, 2009, warrants to purchase 7,181,406 shares of the Company’s common stock, 791,480 non-vested restricted shares, net of forfeitures, and 2,050,597 options outstanding are dilutive securities that may dilute future earnings per share. The weighted-average number of common shares outstanding were 29,183,603 and 27,760,194 for the three months ended March 31, 2009 and 2008, respectively.

13. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2009 and 2008, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

14. Commitments and Contingencies

Litigation
The Company is involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

15. Subsequent Events

On April 20, 2009, the Company, entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired Series G Warrants to purchase up to an aggregate of 2,196,400 shares of Common Stock at a strike price of $1.12 per share, which warrants were issued on March 3, 2009 pursuant to a securities purchase agreement by and among Akeena and the investors dated February 26, 2009 (the “Original Series G Warrants”).  The Original Series G Warrants were immediately exercisable and had a term of 67 trading days from the date of original issuance.  In the Amendment Agreement, the investors agreed to exercise 425,000 of their Original Series G Warrants, with gross proceeds to Akeena of $476,000.  In conjunction with that exercise, Akeena agreed to amend the terms of the remaining Original Series G Warrants, such that the unexercised balance of the Original Series G Warrants have a term that is extended until August 10, 2009 (the “Extended Term”), and to issue to the investors additional, newly issued Series G Warrants on the same terms as the amended Original Series G Warrants (with the Extended Term) to purchase up to an aggregate of 1,275,000 shares of Common Stock at a strike price of $1.12 per share (the “New Series G Warrants”).  The closing of the transactions contemplated by the Amendment Agreement and the issuance of the New Series G Warrants took place on April 20, 2009.  The Series G Warrants include a “put” feature which allows Akeena to require the holder to exercise those warrants at the election of Akeena, commencing 31 days from the date of issuance, provided that specified trading price and volume conditions are satisfied (including that (i) the volume weighted average price of Akeena’s stock has been not less than $1.30 per share and (ii) the daily trading volume more than $175,000 for at least four out of five consecutive trading days prior to each exercise of a put right during the term of such warrants).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to the “Company,” “we,” “our,” and “us” refer to Akeena Solar, Inc. and its subsidiaries (“Akeena Solar”).

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K. This discussion contains “forward-looking statements,” including but not limited to expectations regarding revenue growth, net sales, gross profit, operating expenses and performance objectives, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions. These forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described below in Item 1A. of Part II of this Quarterly Report. Further information on potential risk factors that could affect our future business and financial results can be found in our periodic filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update any of these forward-looking statements.

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

During September 2007, we introduced our new solar panel technology (“Andalay”), which we believe will significantly reduce the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our Andalay panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Suntech Power Holdings Co. Ltd. (“Suntech”) and Kyocera Solar, Inc. (“Kyocera”) have agreements with us to provide volume manufacturing and delivery of our Andalay product used in our solar system installations. During January 2008, we also entered into a Licensing Agreement with Suntech. The terms of the Licensing Agreement authorize Suntech to distribute our Andalay product in Europe, Japan, and Australia commencing in January 2008. On August 5, 2008, we received from the United States Patent and Trademark Office U.S. Patent #7,406,800 which covers key claims of our Andalay solar panel technology, as well as U.S. Trademark #3481373 for registration of the mark “Andalay.”

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended March 31, 2009
	2009		2008
Net sales	$7,594,590	100.0%	$12,248,372	100.0%
Cost of sales	5,339,982	70.3%	9,832,817	80.3%
Gross profit	2,254,608	29.7%	2,415,555	19.7%
Operating expenses:
Sales and marketing	1,654,121	21.8%	2,116,294	17.3%
General and administrative	4,061,406	53.5%	5,012,357	40.9%
Total operating expenses	5,715,527	75.3%	7,128,651	58.2%
Loss from operations	(3,460,919)	(45.6)%	(4,713,096)	(38.5)%
Other income (expense):
Interest income (expense), net	(76,541)	(1.0)%	134,939	1.1%
Adjustment to the fair value of common stock warrants	(1,541,764)	(20.3)%	—	0.0%
Total other income (expense)	(1,618,305)	(21.3)%	134,939	1.1%
Loss before provision for income taxes	(5,079,224)	(66.9)%	(4,578,157)	(37.4)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(5,079,224)	(66.9)%	$(4,578,157)	(37.4)%

Three Months Ended March 31, 2009 as compared to Three Months Ended March 31, 2008

Net sales

Net sales totaled $7.6 million for the three months ended March 31, 2009 as compared to $12.2 million for the same period in 2008, or a decrease of 38.0% from 2008. During the three months ended March 31, 2009, our kilowatts installed decreased from the same period of 2008 as a result of a decrease in commercial installations. During the three months ended March 31, 2009, we were operating seven offices in California and one office each in Colorado and Connecticut, as compared to eight offices in California and one office in New Jersey for the three months ended March 31, 2008.  During March 2009, the offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution for those markets and as part of our cost reduction initiatives.

Cost of sales

Cost of sales as a percent of sales, including all installation expenses, during the three months ended March 31, 2009 was 70.3% of net sales as compared to 80.3% during the three months ended March 31, 2008. The decrease in cost of sales as a percent of sales was primarily due to lower panel costs and a decrease in installation labor due to efficiencies gained with of our Andalay panels.  Gross profit margin for the three months ended March 31, 2009 was 29.7% of net sales compared to 19.7% for the three months ended March 31, 2008.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2009 were $1.7 million, or 21.8% of net sales as compared to $2.1 million, or 17.3% of net sales during the same period of the prior year. The decrease in sales and marketing expenses for the three months ended March 31, 2009 was primarily due to lower sales and marketing payroll and sales commissions related to a decrease by thirty-six in sales and marketing employees as of March 31, 2009 compared to March 31, 2008 and due to a decrease in stock-based compensation expense.  Expenditures for advertising, public relations, trade shows and conferences were relatively consistent with the same period of 2008.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2009 were $4.1 million, or 53.5% of net sales as compared to $5.0 million, or 40.9% of net sales during the same period of the prior year.  Items included in the three months ended March 31, 2009 included a non-cash charge of approximately $76,000 for future lease payments for office space in Connecticut and Colorado that we no longer occupy; and severance expense of approximately $72,000 related to a reduction in force in February 2009.  Offsetting these expense increases were lower general and administrative payroll expenses of $465,000 as compared to the prior year due to a decrease in headcount.  General and administrative stock-based compensation decreased approximately $448,000 as compared to the prior year.

Interest, net

Interest expense was approximately $113,000 for the three months ended March 31, 2009, related to our 2007 Credit Facility with Comerica Bank.  During the first three months of March 31, 2009, interest expense was offset by interest income of approximately $36,000.  Interest expense was approximately $14,000 during the same period in 2008, which was more than offset by interest income of $149,000.

Adjustment to the fair value of common stock warrants

During the three months ended March 31, 2009, a $1.5 million non-cash charge was incurred to adjust the fair value of common stock warrants as required by a new accounting rule.  The new rule is EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  In accordance with the new rule, stock warrants that were previously accounted for as equity must now be accounted for as a liability with adjustments of fair value recorded on the income statement.

Income taxes

During the three months ended March 31, 2009 and March 31, 2008, there was no income tax expense or benefit for federal and state income taxes reflected in the Company’s condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. While our revenue has grown significantly over the last three years, our operating expenses and our need for working capital to support that growth has grown faster and occurred sooner than the resulting revenue growth. We have plans to reach breakeven cash flow from operations in the second half of 2009, but we have not reached that goal yet. We intend to address our working capital needs through a combination of expense reductions and careful management of our operations, along with ongoing efforts to raise additional equity and to obtain a replacement asset-backed credit facility.

We have taken recent cost reduction measures, including reductions in force and the announced closure of our Connecticut and Colorado offices. In February 2009, we eliminated approximately 45 positions, or approximately 25% of our workforce, and reduced the regular hours and salaries of our remaining workforce by 10%. We believe these measures will adjust our capacity to a level that reflects our current customer demand and our improved efficiency in sales, design and installation. We expect these changes to result in a significant reduction in our monthly operating expenses, as well as a corresponding reduction in the level of revenue we need to become break-even on the basis of our continuing operations. However even after these changes, we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

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

Equity Financing Activity

On March 3, 2009, we closed a registered offering of securities pursuant to a securities purchase agreement with certain investors, dated February 26, 2009 (the “March 2009 Offering”). Net proceeds to us from the offering are estimated to be $1.557 million, after deducting the placement agents’ fees and estimated expenses. In the March 2009 Offering, we sold units consisting of an aggregate of (i) 1,785,714 shares of Common Stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which are convertible into a maximum aggregate of 539,867 shares of Common Stock; (iii) Series E Warrants to purchase up to 1,339,286 shares of Common Stock at a strike price of $1.34 per share, which warrants are not exercisable until six months after the closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of Common Stock (subject to reduction share for share to the extent shares of Common Stock are issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 150 trading days from the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of Common Stock at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 67 trading days from the Closing. During March, the 2,000 shares of Series A Preferred Stock issued in the financing subsequently converted into 539,867 shares of Common Stock. As a result of issuance of the conversion shares, the shares of Common Stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

On April 20, 2009, we entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired Series G Warrants to purchase up to an aggregate of 2,196,400 shares of Common in the March 2009 Offering(the “Original Series G Warrants”).  The Original Series G Warrants were immediately exercisable and had a term of 67 trading days from the date of original issuance.  In the Amendment Agreement, the investors agreed to exercise 425,000 of their Original Series G Warrants, with gross proceeds to us of $476,000.  In conjunction with that exercise, we agreed to amend the terms of the remaining Original Series G Warrants, such that the unexercised balance of the Original Series G Warrants have a term that is extended until August 10, 2009 (the “Extended Term”), and to issue to the investors additional, newly issued Series G Warrants on the same terms as the amended Original Series G Warrants (with the Extended Term) to purchase up to an aggregate of 1,275,000 shares of Common Stock at a strike price of $1.12 per share (the “New Series G Warrants”).  The closing of the transactions contemplated by the Amendment Agreement and the issuance of the New Series G Warrants took place on April 20, 2009.  The Series G Warrants include a “put” feature which allows us to require the holder to exercise those warrants atour election, commencing 31 days from the date of issuance, provided that specified trading price and volume conditions are satisfied (including that (i) the volume weighted average price of our stock has been not less than $1.30 per share and (ii) the daily trading volume more than $175,000 for at least four out of five consecutive trading days prior to each exercise of a put right during the term of such warrants).

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and proceeds from equity financings. As of March 31, 2009, we had approximately $2.9 million in cash and cash equivalents. As of March 31, 2009, we had approximately $1.0 million in additional borrowing capacity available under our 2009 Bank Facility.

Cash flows from operating activities were approximately $2.6 million for the three months ended March 31, 2009, compared with cash used in operating activities of approximately $7.2 million for the three months ended March 31, 2008. A $3.4 million decrease in inventory, a $2.2 million decrease in accounts receivable and a $1.5 million decrease in prepaid expenses and other current assets were partially offset by a $918,000 decrease in accounts payable and a $608,000 decrease in accrued liabilities and accrued warranty. During the quarter ended March 31, 2009, we used existing solar panel inventory and did not purchase any solar panels. Accounts receivable decreased as a result of lower revenue while the decrease in prepaid expenses and other current assets and the decrease in accounts payable and accrued liabilities and accrued warranty were primarily due to the timing of payments. During the quarter ended March 31, 2008, our overall state rebates receivable balances and trade receivable balances increased by approximately $2.4 million while accounts payable decreased by approximately $3.2 million.

During the quarter ended March 31, 2009, no cash was used for investing activities. Cash flows used in investing activities for the quarter ended March 31, 2008 were approximately $219,000, primarily for the purchase of property and equipment.

Cash flows provided by financing activities were approximately $76,000 for the three months ended March 31, 2009 compared with approximately $1.2 million for the three months ended March 31, 2008. During the first three months of 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million utilizing $17.5 million of restricted cash and we received proceeds for the issuance of common shares pursuant to our stock offering of $1.4 million, net of fees.  For the first three months of 2008, we borrowed approximately $1.5 million and we received proceeds of approximately $1.2 million from the exercise of warrants of our common stock.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,100,245	$653,484	$446,761	$—	$—
Vehicle loans	755,178	653,484	523,009	12,293	—
Capital leases	38,541	22,887	15,655	—	—
	$1,893,965	$896,247	$985,425	$12,293	$—

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”).  EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-05, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010.  As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained earnings and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date.  The fair value of these warrants to purchase common stock increased to $1.6 million as of March 31, 2009.  As such, we recognized a $1.3 million non-cash charge from the change in fair value of these warrants for the three months ended March 31, 2009.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on our financial statements. We currently determine the fair value of our property and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.  In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations and cash flows.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	March 31, 2009
Fair value of cash equivalents	1,001,731	—	—	1,001,731
Total	$1,001,731	$—	$—	$1,001,731

Liabilities	Level 1	Level 2	Level 3	March 31, 2009
Fair value of common stock warrants	$—	$3,043,112	$—	$3,043,112
Accrued rent related to office closures	—	—	242,143	242,143
Total	$—	$3,043,112	$242,143	$3,285,255

Cash equivalents represent the fair value of the Company’s investment in a money market account as of March 31, 2009.  A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 11.  The accrued rent relates to non-cash charges for the closures of our Bakersfield and Manteca, California, Milford, Connecticut, and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate of 1.2%.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2009:

Other Liabilities*
Beginning balance	$200,784
Total realized and unrealized gains or losses	517
Purchases, sales, repayments, settlements and issuances, net	40,842
Net transfers in and/or (out) of level 3	—
Ending balance	$242,143

*     Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires (i)  that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and, (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (i) expensing acquisition related costs as incurred; (ii) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (iii) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008. As of March 31, 2009, we have derivatives of $3,043,112 related to the common stock warrant liabilities.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Asset (SFAS 142). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The adoption of this FSP on January 1, 2009 may impact any intangible assets we acquire in future transactions.

In November 2008, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). A defensive asset is an acquired intangible asset where the acquirer has no intention of using, or intends to discontinue use of, the intangible asset but holds it to prevent competitors from obtaining any benefit from it. The acquired defensive asset will be treated as a separate unit of accounting and the useful life assigned will be based on the period during which the asset would diminish in value. The adoption of this EITF on January 1, 2009 may impact any intangible assets we acquire in future transactions.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for our interim and annual periods commencing with our June 30, 2009 consolidated financial statements and will be applied on a prospective basis. We believe the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations and cash flows.

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

Interest Rate Risk

As of March 31, 2009, there was no balance outstanding under the 2009 Bank Facility.  If we were to borrow the maximum $1 million under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as the purchase of our solar panels from manufacturers outside the United States is denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended March 31, 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors

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

Warrants originally issued in March 2007 and May 2007 for the purchase of 588,010 shares of Common Stock at a weighted-average exercise price of $3.83 per share, were subject to an adjustment triggered by the March 2009 Offering, such that an aggregate of 2,618,942 of warrants to purchase shares of Company’s common stock were issued at an exercise price of $0.86 per share, replacing the original 588,010 warrants.  The number of shares of our common stock issuable upon exercise of those warrants, and therefore the dilution of existing common stockholders, is subject to increase as a result of certain sales of our securities that trigger the antidilution provisions of those warrants at a price below the applicable exercise price of those warrants.  Future exercises of those warrants may dilute the ownership interests of our current stockholders.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 31, 2009, we have approximately 30,820,744 shares of common stock outstanding (which includes 791,480 unvested shares of restricted stock granted to our employees), and we have warrants to purchase 7,181,406 shares of common stock and options to purchase 2,050,597 shares of common stock outstanding.  All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 24.8% of our outstanding common stock as of April 29, 2009. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 6. EXHIBITS.

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

4.1		Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.2		Certificate of Designation with respect to Series A Preferred Stock, as filed on March 3, 2009 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2009)

10.1
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.2
Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2009)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

*    filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2009	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2009	/s/ Gary Effren
Gary Effren
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

4.1		Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.2		Certificate of Designation with respect to Series A Preferred Stock, as filed on March 3, 2009 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2009)

10.1
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.2
Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2009)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

*    filed herewith