Form 10-Q
period 2009-08-05
Akeena Solar, Inc.
filed 2009-08-06
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

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

As of July 29, 2009, 33,930,321 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$6,987,223	$148,230
Restricted cash	—	17,500,000
Accounts receivable, net	3,601,736	7,660,039
Other receivables	214,524	331,057
Inventory, net	4,904,936	10,495,572
Prepaid expenses and other current assets, net	1,548,697	3,704,375
Total current assets	17,257,116	39,839,273
Property and equipment, net	1,498,822	1,806,269
Goodwill	298,500	298,500
Other assets, net	195,100	194,346
Total assets	$19,249,538	$42,138,388

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,040,233	$1,922,480
Customer rebate payable	221,424	271,121
Accrued liabilities	1,797,807	2,410,332
Accrued warranty	1,164,505	1,056,655
Common stock warrant liability	3,186,037	—
Deferred revenue	526,150	1,057,941
Credit facility	—	18,746,439
Current portion of capital lease obligations	22,437	23,292
Current portion of vehicle loans	220,138	219,876
Total current liabilities	8,178,731	25,708,136
Capital lease obligations, less current portion	13,263	20,617
Vehicle loans, less current portion	474,973	535,302
Other long-term liabilities	32,159	—
Total liabilities	8,699,126	26,264,055

Commitments and contingencies (Notes 15)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,241,434 and 28,460,837 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	33,241	28,460
Additional paid-in capital	56,258,884	52,821,104
Accumulated deficit	(45,741,713)	(36,975,231)
Total stockholders’ equity	10,550,412	15,874,333
Total liabilities and stockholders’ equity	$19,249,538	$42,138,388

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$5,905,360	$7,061,699	$13,499,950	$19,310,071
Cost of sales	4,742,944	6,019,310	10,082,926	15,852,127
Gross profit	1,162,416	1,042,389	3,417,024	3,457,944
Operating expenses
Sales and marketing	1,481,788	2,128,929	3,135,909	4,245,223
General and administrative	2,845,813	4,039,943	6,907,219	9,052,300
Total operating expenses	4,327,601	6,168,872	10,043,128	13,297,523
Loss from operations	(3,165,185)	(5,126,483)	(6,626,104)	(9,839,579)
Other income (expense)
Interest income (expense), net	16,239	27,000	(60,302)	161,939
Adjustment to the fair value of common stock warrants	(1,536,755)	—	(3,078,519)	—
Total other income (expense)	(1,520,516)	27,000	(3,138,821)	161,939
Loss before provision for income taxes	(4,685,701)	(5,099,483)	(9,764,925)	(9,677,640)
Provision for income taxes	—	—	—	—
Net loss	$(4,685,701)	$(5,099,483)	$(9,764,925)	$(9,677,640)

Loss per common and common equivalent share:
Basic	$(0.14)	$(0.18)	$(0.32)	$(0.35)
Diluted	$(0.14)	$(0.18)	$(0.32)	$(0.35)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	33,744,804	28,101,597	30,328,817	27,930,895
Diluted	33,744,804	28,101,597	30,328,817	27,930,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2009	28,460,837	$28,460	$52,821,104	$(36,975,231)	$15,874,333
Cumulative effect of reclassification of warrants (EITF 07-05)	—	—	(1,287,795)	998,443	(289,352)
Balance at January 1, 2009, as adjusted	28,460,837	28,460	51,533,309	(35,976,788)	15,584,981

Issuance of common shares pursuant to stock offering	1,785,714	1,786	1,381,086	—	1,382,872
Fair value of warrants issued in connection with stock offering	—	—	(1,676,282)	—	(1,676,282)
Conversion of preferred stock issued in connection with stock offering	539,867	540	463,746	—	464,286
Conversion of common stock warrant liability upon exercise of warrants	—	—	313,024	—	313,024
Reclassification of common stock warrant liability to Additional Paid-in Capital	—	—	777,415	—	777,415
Fair value of warrants issued in connection with induced exercise	—	—	303,391	—	303,391
Release of restricted common shares and stock-based compensation expense	67,146	67	997,893	—	997,960
Exercise of warrants for common shares at $1.12 per share	2,387,870	2,388	2,165,302	—	2,167,690
Net loss	—	—	—	(9,764,925)	(9,764,925)
Balance at June 30, 2009	33,241,434	$33,241	$56,258,884	$(45,741,713)	$10,550,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(9,764,925)	$(9,677,640)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	364,782	276,539
Amortization of customer list, customer contracts and patents	2,471	141,831
Bad debt expense	224,929	51,721
Fair value adjustment of common stock warrants	3,078,519	—
Non-cash stock-based compensation expense	997,960	1,655,532
Changes in assets and liabilities:
Accounts receivable	3,833,374	847,594
Other receivables	116,534	(332,804)
Inventory	5,590,636	589,066
Prepaid expenses and other current assets	2,155,678	842,370
Other assets	(3,225)	(58,047)
Accounts payable	(882,247)	(5,261,973)
Customer rebate payable	(49,697)	63,075
Accrued liabilities and accrued warranty	(504,675)	694,444
Other long-term liabilities	32,158	—
Deferred revenue	(531,791)	(845,273)
Net cash provided by (used in) operating activities	4,660,481	(11,013,565)
Cash flows from investing activities
Acquisition of property and equipment	(57,335)	(454,106)
Net cash used in investing activities	(57,335)	(454,106)
Cash flows from financing activities
Borrowings on long-term debt	57,335	122,975
Repayments on long-term debt	(117,402)	(95,836)
Borrowings (repayments) on line of credit, net	(18,746,439)	4,489,065
Payment of capital lease obligations	(8,209)	(10,905)
Restricted cash	17,500,000	(4,489,065)
Proceeds from stock offering	2,000,000	—
Proceeds from exercise of warrants	2,674,414	2,293,758
Payment of placement agent and registration fees and other direct costs	(1,123,852)	(122,944)
Net cash provided by financing activities	2,235,847	2,187,048
Net increase (decrease) in cash and cash equivalents	6,838,993	(9,280,623)
Cash and cash equivalents
Beginning of period	148,230	22,313,717
End of period	$6,987,223	$13,033,094
Supplemental cash flows disclosures:
Cash paid during the period for interest	$119,776	$50,263
Supplemental disclosure of non-cash financing activity
Fair value of warrants issued in stock offering	$1,676,282	—
Initial fair value of preferred stock issued in offering	$380,600	—
Conversion of preferred stock to common stock	$464,286	—
Conversion of common stock warrant liability upon exercise of warrants	$313,024	—
Reclassification of common stock warrant liability to Additional Paid-in Capital	$777,415	—
Fair value of warrants issued in connection with induced exercise	$303,391	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (“Akeena” or the “Company”) for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K and Form 10-KSB. The June 30, 2009 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, the Company will assist the customer in replacing the defective item within the manufacturer’s warranty period (between 10 - 25 years). See the “Manufacturer and installation warranties” discussion below.

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

Manufacturer and Installation Warranties

The Company warrants its products for various periods against defects in material or installation workmanship. The Company provides for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranties on the solar panels and the inverters range from 10 to 25 years. The Company assists its customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. The Company records a provision for the installation warranty, within cost of sales, based on its historical experience and management’s expectations of the probable future cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $1.2 million and $1.1 million, at June 30, 2009 and December 31, 2008, respectively, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for the installation warranty consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Beginning accrued warranty balance	$1,056,655	$647,706
Reduction for labor payments and claims made under the warranty	(49,096)	(397,382)
Accruals related to warranties issued during the period	156,946	806,331
Ending accrued warranty balance	$1,164,505	$1,056,655

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-05, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date. As of June 30, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.35%, expected life ranging from 0.7-0.9 years, an expected volatility factor of 115.5% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $1.8 million as of June 30, 2009. As such, the Company recognized a $1.5 million non-cash charge from the change in fair value of these warrants for the six months ended June 30, 2009.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on its financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective immediately upon issuance, and its adoption did not have an effect on its financial statements. The Company currently determines the fair value of its property and equipment when assessing long-lived asset impairments and SFAS No. 157 was effective for these fair value assessments as of January 1, 2009. In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008. As of June 30, 2009, the Company has derivatives of $3,186,037 related to the common stock warrant liabilities. The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). The Company adopted SFAS No. 165 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the issuance of its condensed consolidated financial statements on July 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company believes the adoption of SFAS No. 167 will not have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

3. Accounts Receivable and Notes Receivable

Accounts receivable consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
State rebates receivable	$2,444,732	$4,894,943
Trade accounts	1,491,051	3,909,690
Rebate receivable assigned to vendor	—	2,144
Less: Allowance for doubtful accounts	(334,047)	(1,146,738)
	$3,601,736	$7,660,039

4. Inventory

Inventory consists of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Work in process	$1,114,526	$1,554,604
Finished goods	3,842,223	8,992,781
Less: provision for obsolete inventory	(51,813)	(51,813)
	$4,904,936	$10,495,572

5. Note Receivable

During March 2009, the Company reached a resolution with a customer who had lost project funding for which the Company had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in the Company receiving a combination of cash, other consideration and a promissory note of $675,000. The $675,000 note receivable is reflected in prepaid expenses and other current assets, net, as of June 30, 2009, with a corresponding reserve of $675,000. The March 2009 settlement, net of the reserve on the note receivable, resulted in no material impact to the financial statements during the three and six months ended June 30, 2009. The note is due upon the earlier date of the receipt of the proceeds from the sale of the customer’s interest in its solar facilities or March 31, 2010. Interest will accrue on the outstanding principal amount of the note at a rate of ten percent per annum, payable monthly in arrears. The Company had no notes receivable as of December 31, 2008.

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Vehicles	$1,436,664	$1,407,916
Office equipment	979,141	977,752
Leasehold improvements	224,247	224,247
Furniture and fixtures	96,186	96,186
	2,736,238	2,706,101
Less: Accumulated depreciation and amortization	(1,237,416)	(899,832)
	$1,498,822	$1,806,269

Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $365,000 and $277,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $44,000 at June 30, 2009. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $35,000 at December 31, 2008.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Accrued accounting and legal fees	$603,685	$143,090
Accrued salaries, wages, benefits and bonus	393,886	634,044
Accrued percentage completion costs	58,941	690,810
Customer deposits	162,997	385,846
Use tax payable	99,976	201,239
Other accrued liabilities	478,322	355,303
	$1,797,807	$2,410,332

8. Credit Facility

On March 3, 2009, the Company amended its 2007 Credit Facility with Comerica Bank and entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank (the “2009 Bank Facility”) dated as of February 10, 2009. The 2009 Bank Facility has a termination date of January 1, 2011, and replaces and entirely amends and restates the Loan and Security Agreement (Accounts and Inventory) between the Company and Comerica Bank dated January 29, 2007, as modified by the First Modification to Loan and Security Agreement dated as of June 26, 2007, the Second Modification to Loan and Security Agreement dated as of December 31, 2007 and the Third Modification to Loan and Security Agreement dated as of August 4, 2008 (together, the “2007 Credit Facility”). The Company repaid the $17.2 million outstanding principal balance as of March 3, 2009 on the 2007 Credit Facility by using its restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility with Comerica has a limit of $1 million, subject to the Company’s obligation to maintain at all times cash collateral in an amount of $1 million as security for any borrowings incurred or any letters of credit issued on the Company’s behalf. Outstanding loans under the 2009 Bank Facility will accrue interest at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%. Unused amounts of the commitments are subject to an unused commitment fee of 0.25% based on the unused amount. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in the Company’s inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants with regard to the Company, and the Company is in compliance with the terms of the 2009 Bank Facility as of June 30, 2009. As of June 30, 2009, there was no balance outstanding under the 2009 Bank Facility.

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

On March 3, 2009, the Company closed an offering of securities (the “March 2009 Offering”) pursuant to a securities purchase agreement with certain investors, dated February 26, 2009. Net proceeds from the offering were approximately $1.4 million, after deducting the placement agents’ fees and other direct expenses. In accordance with the securities purchase agreement, the Company sold units consisting of an aggregate of (i) 1,785,714 shares of common stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which were convertible into a maximum aggregate of 539,867 shares of common stock, depending upon the volume weighted average trading price of Akeena common stock for a specified period following the Closing; (iii) Series E Warrants to purchase up to 1,339,286 shares of common stock at a strike price of $1.34 per share, which warrants are not exercisable until six months after the Closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of common stock (subject to reduction share for share to the extent shares of common stock have been issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 150 trading days from the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of common stock at a strike price of $1.12 per share, which warrants are immediately exercisable and originally had a term of 67 trading days from the Closing (subsequently extended, as described below). During March 2009, the 2,000 shares of Series A preferred stock issued in the financing subsequently converted into 539,867 shares of common stock. As a result of the issuance of the conversion shares, the shares of common stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

On April 20, 2009, the Company, entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired the Series G Warrants on March 3, 2009 (the “Original Series G Warrants”). In the Amendment Agreement, the investors agreed to purchase 425,000 shares of common stock through exercise of their Original Series G Warrants, with gross proceeds to the Company of $476,000. In conjunction with that exercise, the term of the remaining Original Series G Warrants, was amended such that the unexercised balance of the Original Series G Warrants had a term extending until August 10, 2009, and the Company issued to the same investors additional, newly issued Series G Warrants to purchase up to an aggregate of 1,275,000 shares of Common Stock on the same terms as the amended Original Series G Warrants and at a strike price of $1.12 per share (the “Additional Series G Warrants”). The Series G Warrants include a “put” feature which allows the Company to require the holder to exercise those warrants at the election of the Company, commencing 31 days from the date of issuance, provided that specified trading price and volume conditions are satisfied (including that (i) the volume weighted average price of Akeena’s common stock has been not less than $1.30 per share and (ii) the daily trading volume has been more than $175,000 for at least four out of five consecutive trading days prior to each exercise of a put right during the term of such warrants).

On June 1, 2009, the Company entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors purchased 625,000 shares of the Company’s common stock through the exercise of a portion of their Series G Warrants, with gross proceeds to the Company of $700,000. In conjunction with that exercise, the Company and the investors agreed to further amend the remaining Series G Warrants, to extend the term of the unexercised balance of the Series G Warrants until November 6, 2009 and to delete certain of the potential adjustment provisions. In addition, the Company issued new Series H Warrants to purchase up to an aggregate of 625,000 shares of Common Stock at a strike price of $1.34 per share. The Series H Warrants become exercisable on December 1, 2009 and have a term of six months from the day they first become exercisable.

See Note 11 for a discussion of the accounting treatment of the stock warrant transactions discussed above.

10. Stock Option Plan and Stock Incentive Plan

The Company’s 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2001 Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of June 30, 2009 and December 31, 2008.

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

The Company recognized stock-based compensation expense of approximately $458,000 and approximately $639,000 during the three months ended June 30, 2009 and 2008, respectively, and approximately $998,000 and approximately $1.7 million during the six months ended June 30, 2009 and 2008, respectively, relating to compensation expense calculated in accordance with SFAS No. 123 (Revised 2006) (SFAS 123R) for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2009:

	Number of Restricted Shares at June 30, 2009	Weighted- Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2009	879,581	$4.39
Granted	79,999	$1.78
Forfeited/cancelled	(177,723)	$4.52
Released/vested	(67,146)	$5.30
Outstanding and not vested at June 30, 2009	714,711	$3.83

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2009 and December 31, 2008, there was approximately $2.3 million and $3.5 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted, respectively. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.81 years. The total fair value of shares vested during the three months ended June 30, 2009 was approximately $153,000. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the three months ended June 30, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2009:

	Number of Shares Subject To Option	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,366,931	$5.14
Granted	819,000	$1.85
Forfeited/cancelled/expired	(360,334)	$3.92
Exercised	—	$—
Outstanding at June 30, 2009	1,825,597	$3.91
Exercisable at June 30, 2009	362,599	$5.96

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. In 2009, the expected volatility was based upon the historical volatility of the Company’s common stock price. In 2008, the expected volatility was based upon the historical volatility of the Company’s various industry competitors. There were no stock options issued during the three months ended June 30, 2009. The fair value of stock option grants during the six months ended June 30, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2009	2008
Weighted-average volatility	95.8%	93.6%
Expected dividends	0.0%	0.0%
Expected life	3.4 years	3.2 years
Risk-free interest rate	3.6%	2.2% - 2.8%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.19 for the 819,000 stock options granted during the six months ended June 30, 2009. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and the options exercisable as of June, 30, 2009 and 2008, was 3.4 years and 3.3 years, respectively. The total fair value of stock options vested during the six months ended June 30, 2009 was approximately $323,000.

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2009 and December 31, 2008, there was approximately $2.5 million of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.8 years. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the three months ended June 30, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

11. Stock Warrants

During March 2009, in connection with the March 2009 Offering as described above in Note 9, the Company issued three series of warrants (Series E, F and G) to purchase shares of the Company’s common stock.

The Company issued Series E Warrants to purchase 1,339,285 shares of common stock at an exercise price of $1.34 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the Company reflected $1.0 million as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of June 30, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 2.5%, an expected life of 4.7 years; an expected volatility factor of 115.5% and a dividend yield of 0.0%. The fair value of the warrants increased to $1.4 million as of June 30, 2009 and the Company recognized a $400,000 non-cash charge from the change in fair value of these warrants for the six months ended June 30, 2009.

The Company issued Series F Warrants to purchase 540,000 shares of common stock in connection with the March 2009 Offering at an exercise price of $1.12 per share. During March 2009, warrants to purchase 539,867 shares of common stock were canceled upon the conversion of the 2,000 shares of Series A preferred stock into 539,867 shares of common stock pursuant to the terms of the March 2009 Offering. Because of the built-in price protection in the combined 150-Day Warrants and preferred stock instrument, the Company classified the estimated fair value of the combined instrument of $380,000 as a liability. The fair value of these warrants increased to $464,000 at the time of the cancellation resulting in the Company recognizing an $84,000 non-cash charge. The $464,000 common stock warrant liability was reclassified to additional paid-in capital upon cancelation. The remaining 133 Series F Warrants expired during May 2009.

The Company issued Series G Warrants to purchase 2,196,400 shares of common stock in connection with the March 2009 Offering at an exercise price of $1.12 per share (the “Original Series G Warrants”). The fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted-average assumptions:  risk-free interest rate of 0.16%, an expected life of 51 days; an expected volatility factor of 112% and a dividend yield of 0.0%. The original value assigned to these warrants was approximately $264,000 and in accordance with EITF 00-19, the Company recorded the $264,000 fair value of the warrants to common stock warrant liability with an offset to additional paid-in-capital at the offering close date.

On April 20, 2009, the Company, entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired Series G Warrants in connection with the March 2009 Offering. In the Amendment Agreement, the investors agreed to purchase 425,000 shares of common stock through exercise of their Original Series G Warrants and the Company agreed to extend the term of the remaining Original Series G Warrants until August 10, 2009 and to issue to the investors additional, newly issued Series G Warrants to purchase up to an aggregate of 1,275,000 shares of the Company’s common stock on the same terms as the amended Original Series G Warrants and at a strike price of $1.12 per share (the “Additional Series G Warrants”). As of April 20, 2009, the fair value of the amended Original Series G Warrants and the Additional Series G Warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.04%, an expected life of 0.2 years; an expected volatility factor of 115.6% and a dividend yield of 0.0%. As a result, the fair value of the warrants increased $653,000 and the Company recognized a non-cash charge from the change in fair value of these warrants.

On June 1, 2009, the Company entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors agreed to purchase 625,000 shares of common stock through exercise of their Series G Warrants and the Company agreed to further extend the term of the remaining Series G Warrants until November 6, 2009. As of June 1, 2009, the fair value of the remaining Original Series G Warrants and the Additional Series G Warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.13%, an expected life of 0.3 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. As a result, the fair value of the warrants increased $258,000 and the Company recognized a non-cash charge from the change in fair value of these warrants. Pursuant to the Second Amendment Agreement, the Company and the investors also agreed to delete certain of the potential adjustment provisions and as a result, the remaining warrant liability of the Original Series G Warrants and the Additional Series G warrants of $777,400 was reclassified to additional paid-in-capital. Lastly, pursuant to the Second Amendment Agreement, the Company agreed to issue new Series H Warrants to purchase up to an aggregate of 625,000 shares of the Company’s common stock at a strike price of $1.34 per share. The Series H Warrants become exercisable on December 1, 2009 and have a term of six months from the day they first become exercisable. The fair value of the Series H Warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.29%, an expected life of 0.8 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $303,400 as of June 1, 2009, and the Company recognized a non-cash charge for the fair value of these warrants of $303,000 with an offset to additional paid-in-capital.

Warrants originally issued in March 2007 and June 2007 for the purchase of 588,010 shares of the Company’s common stock at a weighted average exercise price of $3.83, were subject to an adjustment triggered by the March 2009 Offering, such that they subsequently represented warrants to purchase an aggregate of 2,618,943 shares of the Company’s common stock at an exercise price of $0.86 per share.

The following table summarizes the Warrant activity for the three months ending June 30, 2009:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,614,655	$7.80
Granted during 2009:
Series E Warrants	1,339,285	$1.34
Series F Warrants	540,000	$1.12
Series G and Additional Series G Warrants	3,471,400	$1.12
Series H Warrants	625,000	$1.34
Adjustment of March 2007 and June 2007 Warrants:
Warrants with price reset feature	(588,010)	$3.83
Adjusted warrants after reset	2,618,943	$0.86
Exercised	(2,387,870)	$1.12
Cancelled	(540,000)	$1.12
Outstanding at June 30, 2009	6,693,403	$2.46

12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and six months ended June 30, 2009 and 2009, respectively, basic earnings per share is the same as diluted earnings per share as a result of the Company’s common stock equivalents being anti-dilutive due to the Company’s net loss.

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended
	June 30,
	2009	2008
Stock options outstanding	1,825,597	1,568,597
Unvested restricted stock	714,711	610,029
Warrants to purchase common stock	6,693,403	1,614,655

13. Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption of SFAS No. 157 permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS No. 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	June 30, 2009
Fair value of cash equivalents	$4,001,849	$—	$—	$4,001,849
Total	$4,001,849	$ $—	$—	$4,001,849

Liabilities	Level 1	Level 2	Level 3	June 30, 2009
Fair value of common stock warrants	$—	$$3,186,037	$—	$3,186,037
Accrued rent related to office closures	—	—	191,432	191,432
Total	$—	$$3,186,037	$191,432	$3,377,469

Cash equivalents represent the fair value of the Company’s investment in a money market account as of June 30, 2009. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 11. The accrued rent relates to non-cash charges for the closures of our Bakersfield and Manteca, California, Milford, Connecticut, and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate of 1.2%.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2009:

Other Liabilities*
Beginning balance	$200,784
Total realized and unrealized gains or losses	1,133
Purchases, sales, repayments, settlements and issuances, net	(10,485)
Net transfers in and/or (out) of level 3	—
Ending balance	$191,432

*     Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

14. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended June 30, 2009 and 2008, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to the Company’s net loss and a valuation allowance on the resulting deferred tax asset.

15. Commitments and Contingencies

Litigation

On May 18, 2009, the Company and certain of its officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding the Company’s backlog reporting and bank line of credit. The complaint does not specify damages. The action is in its preliminary stages and a lead plaintiff has yet to be appointed. After a lead plaintiff is appointed and an amended complaint is filed, the Company will move to dismiss the complaint for failure to state a claim for relief. The Company believes that the claims are entirely without merit and is defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

The Company is also involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect the Company’s financial position, results of operations or cash flows.

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

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” As of June 30, 2009, we had seven offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

During September 2007, we introduced our new solar panel technology (“Andalay”), which has significantly reduced the installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our Andalay panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Suntech Power Holdings Co. Ltd. (“Suntech”) and Kyocera Solar, Inc. (“Kyocera”) have agreements with us to provide volume manufacturing and delivery of our Andalay product used in our solar system installations. On August 5, 2008, we received from the United States Patent and Trademark Office U.S. Patent #7,406,800 which covers key claims of our Andalay solar panel technology, as well as U.S. Trademark #3481373 for registration of the mark “Andalay.”

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

Three Months Ended June 30, 2009 as compared to Three Months Ended June 30, 2008

	Three Months Ended June 30, 2009
	2009		2008
Net sales	$5,905,360	100.0%	$7,061,699	100.0%
Cost of sales	4,742,944	80.3%	6,019,310	85.2%
Gross profit	1,162,416	19.7%	1,042,389	14.8%
Operating expenses:
Sales and marketing	1,481,788	25.1%	2,128,929	30.1%
General and administrative	2,845,813	48.2%	4,039,943	57.2%
Total operating expenses	4,327,601	73.3%	6,168,872	87.4%
Loss from operations	(3,165,185)	(53.6)%	(5,126,483)	(72.6)%
Other income (expense):
Interest income (expense), net	16,239	0.3%	27,000	0.4%
Adjustment to the fair value of common stock warrants	(1,536,755)	(26.0)%	—	0.0%
Total other income (expense)	(1,520,516)	(25.7)%	27,000	0.4%
Loss before provision for income taxes	(4,685,701)	(79.3)%	(5,099,483)	(72.2)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(4,685,701)	(79.3)%	$(5,099,483)	(72.2)%

Net sales

Net sales totaled $5.9 million for the three months ended June 30, 2009 as compared to $7.1 million for the same period in 2008, or a decrease of 16.4% from 2008. We installed 716 kilowatts (kW) for the three months ended June 30, 2009 as compared to 876 kW for the same period in 2008, a decline of 18.3%, primarily due to a decrease in commercial installations. During the three months ended June 30, 2009, we were operating seven offices in California, as compared to nine offices in California and one office each in Colorado, Connecticut and New Jersey for the three months ended June 30, 2008. During March 2009, the offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution for those markets and as part of our cost reduction initiatives.

Cost of sales

Cost of sales as a percent of sales, including all installation expenses, during the three months ended June 30, 2009 was 80.3% of net sales as compared to 85.2% during the three months ended June 30, 2008. The decrease in cost of sales as a percent of sales was primarily due to lower panel costs and a decrease in installation labor due to efficiencies gained with our Andalay panels. Gross profit margin for the three months ended June 30, 2009 was 19.7% of net sales compared to 14.8% for the three months ended June 30, 2008 and 29.7% for the three months ended March 31, 2009. The decline in gross profit margin for the three months ended June 30, 2009 as compared to the three months ended March 31, 2009 reflects higher subcontractor costs during the latter period associated with our exit from the Colorado direct installation business, lower margin panel sales and a lower residential average selling price

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2009 were $1.5 million, or 25.1% of net sales as compared to $2.1 million, or 30.1% of net sales during the same period of the prior year. The decrease in sales and marketing expenses for the three months ended June 30, 2009 was primarily due to lower sales and marketing payroll and sales commissions of $346,000 related to a headcount decrease by thirty-three employees in sales and marketing as of June 30, 2009 compared to June 30, 2008. Expenditures for advertising, public relations, trade shows and conferences decreased $284,000 as compared to the prior year. Sales and marketing stock-based compensation decreased approximately $24,000 as compared to the prior year.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2009 were $2.8 million, or 48.2% of net sales as compared to $4.0 million, or 57.2% of net sales during the same period of the prior year. The decrease in general and administrative expenses for the three months ended June 30, 2009 was primarily due to lower general and administrative payroll and bonus expenses of $557,000 related to a headcount decrease by 14 employees in general and administrative as of June 30, 2009 compared to June 30, 2008. Travel and entertainment costs decreased $191,000 and professional fees decreased $240,000 as compared to the prior year. General and administrative stock-based compensation decreased approximately $157,000 as compared to the prior year.

Interest, net

During the three months ended June 30, 2009, interest income was approximately $23,000 and was offset by interest expense of $7,000. Interest income was approximately $111,000 during the same period of 2008, which was offset by interest expense of $84,000. The decrease in interest income and interest expense for the three months ended June 30, 2009 compared to the prior year is related to our full repayment of our outstanding 2007 Credit Facility with Comerica Bank utilizing our restricted cash during March 2009.

Adjustment to the fair value of common stock warrants

During the three months ended June 30, 2009, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements resulting in a $1.5 million non-cash charge in our condensed consolidated statements of operations.

Income taxes

During the three months ended June 30, 2009 and June 30, 2008, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

Six Months Ended June 30, 2009 as compared to Six Months Ended June 30, 2008

	Six Months Ended June 30, 2009
	2009		2008
Net sales	$13,499,950	100.0%	$19,310,071	100.0%
Cost of sales	10,082,926	74.7%	15,852,127	82.1%
Gross profit	3,417,024	25.3%	3,457,944	17.9%
Operating expenses:
Sales and marketing	3,135,909	23.2%	4,245,223	22.0%
General and administrative	6,907,219	51.2%	9,052,300	46.9%
Total operating expenses	10,043,128	74.4%	13,297,523	68.9%
Loss from operations	(6,626,104)	(49.1)%	(9,839,579)	(51.0)%
Other income (expense):
Interest income (expense), net	(60,302)	(0.4)%	161,939	0.8%
Adjustment to the fair value of common stock warrants	(3,078,519)	(22.8)%	—	0.0%
Total other income (expense)	(3,138,821)	(23.3)%	161,939	0.8%
Loss before provision for income taxes	(9,764,925)	(72.3)%	(9,677,640)	(50.1)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(9,764,925)	(72.3)%	$(9,677,640)	(50.1)%

Net sales

Net sales totaled $13.5 million for the six months ended June 30, 2009 as compared to $19.3 million for the same period in 2008, or a decrease of 30.1% from 2008. During the six months ended June 30, 2009, our kW installed totaled 1,660 as compared to 2,463 kW for the same period in 2008, a decline of 32.6%, primarily due to a decrease in commercial installations. During the six months ended June 30, 2009, we were operating seven offices in California and one office each in Colorado and Connecticut, as compared to nine offices in California and one office each in Colorado, Connecticut and New Jersey for the six months ended June 30, 2008. During March 2009, the offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution for those markets and as part of our cost reduction initiatives.

Cost of sales

Cost of sales as a percent of sales, including all installation expenses, during the six months ended June 30, 2009 was 74.7% of net sales as compared to 82.1% during the six months ended June 30, 2008. The decrease in cost of sales as a percent of sales was primarily due to lower panel costs and a decrease in installation labor due to efficiencies gained with our Andalay panels. Gross profit margin for the six months ended June 30, 2009 was 25.3% of net sales compared to 17.9% for the six months ended June 30, 2008.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2009 were $3.1 million, or 23.2% of net sales as compared to $4.2 million, or 22.0% of net sales during the same period of the prior year. The decrease in sales and marketing expenses for the six months ended June 30, 2009 was primarily due to lower sales and marketing payroll and sales commissions of $813,000 related to a headcount decrease by thirty-three employees in sales and marketing employees as of June 30, 2009 compared to June 30, 2008. Expenditures for advertising, public relations, trade shows and conferences decreased $257,000 as compared to the prior year. Sales and marketing stock-based compensation decreased approximately $52,000 as compared to the prior year.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2009 were $6.9 million, or 51.2% of net sales as compared to $9.1 million, or 46.9% of net sales during the same period of the prior year. The decrease in general and administrative expenses for the six months ended June 30, 2009 was primarily due to lower general and administrative payroll and bonus expenses of $862,000 related to a headcount decrease by 14 employees in general and administrative as of June 30, 2009 compared to June 30, 2008. Other general and administrative expense declines compared to the prior year included travel and entertainment costs of $184,000, professional fees of $251,000 and research and development costs of $218,000. General and administrative stock-based compensation decreased approximately $605,000 as compared to the prior year.

Interest, net

During the six months ended June 30, 2009, interest expense was approximately $120,000 and was offset by interest income of $60,000. Interest expense was $97,000 during the same period in 2008, which was more than offset by interest income of $259,000 during the same period of 2008.

Adjustment to the fair value of common stock warrants

During the six months ended June 30, 2009, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements resulting in a $3.1 million non-cash charge in our condensed consolidated statements of operations.

Income taxes

During the six months ended June 30, 2009 and June 30, 2008, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. While our revenue has grown significantly over the last three years, our operating expenses and our need for working capital to support that growth has grown faster and occurred sooner than the resulting revenue growth. We have plans to reach breakeven cash flow from operations in the coming year, but we have not reached that goal yet. We intend to address our working capital needs through a combination of expense reductions and careful management of our operations, along with ongoing efforts to raise additional equity and to obtain a replacement asset-backed credit facility.

We have taken recent cost reduction measures, including reductions in force and the announced closure of our Connecticut and Colorado offices in March 2009. In February 2009, we eliminated approximately 45 positions, or approximately 25% of our workforce, and reduced the regular hours and salaries of our remaining workforce by 10%. We believe these measures have adjusted our capacity to a level that reflects our current customer demand and our improved efficiency in sales, design and installation. These changes have resulted in a significant reduction in our monthly operating expenses, as well as a corresponding reduction in the level of revenue we need to become break-even on the basis of our continuing operations. However even after these changes, our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

We recently completed stock and warrant offerings in March, April and June 2009 (described below). In addition to the proceeds from those offerings, we are currently benefiting from a lower cost structure as a result our November 2008 reduction in force, our February 2009 cost reduction actions and the March 2009 office closures. We believe the combination of our improved gross margins (as a result of lower world-wide panel prices), a more streamlined cost structure, and tight expense control will allow us to achieve cash flow breakeven in the coming year. In the event that our revenue is lower than anticipated, further staffing reductions and expense cuts could occur.

As an additional potential source of capital, the terms of our March, April and June 2009 equity offerings provide the possibility for us to receive additional proceeds over the next several months upon the exercise of warrants, depending on market conditions. We have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We are also pursuing discussions with banks for an asset-backed credit line. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which replaced and amended our 2007 Credit Facility with Comerica Bank. The 2009 Bank Facility has a termination date of January 1, 2011. We fully repaid the $17.2 million outstanding principal balance as of March 3, 2009 on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. Under the 2009 Bank Facility, our credit facility with Comerica has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of June 30, 2009.

Equity Financing Activity

On March 3, 2009, we closed a registered offering of securities pursuant to a securities purchase agreement with certain investors, dated February 26, 2009 (the “March 2009 Offering”). Net proceeds to us from the offering were approximately  $1.4 million, after deducting the placement agents’ fees and estimated expenses. In the March 2009 Offering, we sold units consisting of an aggregate of (i) 1,785,714 shares of Common Stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which were convertible into a maximum aggregate of 539,867 shares of Common Stock; (iii) Series E Warrants to purchase up to 1,339,286 shares of Common Stock at a strike price of $1.34 per share, which warrants are not exercisable until six months after the closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of Common Stock (subject to reduction share for share to the extent shares of Common Stock are issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 150 trading days the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of Common Stock at a strike price of $1.12 per share, which warrants are immediately exercisable and had a term of 67 trading days from the Closing (the “Original Series G Warrants”). During March, the 2,000 shares of Series A Preferred Stock issued in the financing subsequently converted into 539,867 shares of Common Stock. As a result of issuance of the conversion shares, the shares of Common Stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

On April 20, 2009, we, entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired the Original Series G Warrants. In the Amendment Agreement, the investors agreed to exercise 425,000 of their Original Series G Warrants, with gross proceeds to us of $476,000. In conjunction with that exercise, we agreed to amend the terms of the remaining Original Series G Warrants, such that the unexercised balance of the Original Series G Warrants had a term that is extended until August 10, 2009, and to issue to the investors additional, newly issued Series G Warrants to purchase up to an aggregate of 1,275,000 shares of our common stock on the same terms as the amended Original Series G Warrants at a strike price of $1.12 per share (the “Additional Series G Warrants”). The closing of the transactions contemplated by the Amendment Agreement and the issuance of the New Series G Warrants took place on April 20, 2009. The Series G Warrants include a “put” feature which allows us to require the holder to exercise those warrants at our election, which commenced 31 days from the date of issuance, provided that specified trading price and volume conditions are satisfied (including that (i) the volume weighted average price of our common stock has been not less than $1.30 per share and (ii) the daily trading volume has been more than $175,000 for at least four out of five consecutive trading days prior to each exercise of a put right during the term of such warrants).

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors agreed to the immediate exercise of a portion of their Series G Warrants, for a total of 625,000 shares of Common Stock with gross proceeds to us of $700,000. In conjunction with that exercise, we and the investors agreed to further amend the remaining Series G Warrants, to extend the term of the unexercised balance of the Series G Warrants until November 6, 2009 and to delete certain of the potential adjustment provisions. In addition, we issued new Series H Warrants to purchase up to an aggregate of 625,000 shares of Common Stock at a strike price of $1.34 per share. The closing of the transactions contemplated by the Second Amendment Agreement and the issuance of the Series H Warrants took place on June 1, 2009. The Series H Warrants become exercisable on December 1, 2009 and have a term of six months from the day they first become exercisable.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and proceeds from equity financings. As of June 30, 2009, we had approximately $7.0 million in cash and cash equivalents. As of June 30, 2009, we had approximately $1.0 million in additional borrowing capacity available under our 2009 Bank Facility.

Cash flows from operating activities were approximately $4.7 million for the six months ended June 30, 2009, compared with cash used in operating activities of approximately $11.0 million for the six months ended June 30, 2008. A $5.6 million decrease in inventory, a $3.8 million decrease in accounts receivable and a $2.2 million decrease in prepaid expenses and other current assets were partially offset by an $882,000 decrease in accounts payable, a $532,000 decrease in deferred revenue and a $505,000 decrease in accrued liabilities and accrued warranty. During the six months ended June 30, 2009, we used existing solar panel inventory and did not purchase any solar panels. Accounts receivable and deferred revenue decreased as a result of lower revenue while the decreases in prepaid expenses and other current assets and the decreases in accounts payable and accrued liabilities and accrued warranty were primarily due to the timing of payments. During the six months ended June 30, 2008, accounts payable decreased by approximately $5.3 million, while our overall state rebates receivable balances and trade receivable balances decreased by approximately $848,000.

Cash used for investing activities was $57,000 for the six months ended June 30, 2009, compared to approximately $454,000 for the same period in the prior year. During the six months ended June 30, 2009, we acquired additional vehicles. During the six months ended June 30, 2008, we acquired computer equipment, office equipment, office furniture and other fixed assets primarily for our corporate office location.

Cash flows provided by financing activities were approximately $2.2 million for the six months ended June 30, 2009 compared with approximately $2.2 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million utilizing $17.5 million of restricted cash and we received proceeds of $1.4 million for the issuance of common shares pursuant to our stock offering, net of $617,000 in fees, and proceeds of approximately $2.2 million from the exercise of warrants to purchase our common stock, net of $507,000 in fees. During the six months ended June 30, 2008, we borrowed approximately $4.5 million and we received proceeds of approximately $2.3 million from the exercise of warrants to purchase our common stock.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$918,549	$547,628	$370,921	$—	$—
Vehicle loans	695,111	220,138	459,839	15,134	—
Capital leases	35,700	22,437	13,263	—	—
	$1,649,360	$790,203	$844,023	$15,134	$—

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2008 and 2007 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Warranty provision. We warrant our products for various periods against defects in material or installation workmanship. The manufacturer warranty on solar panels and the inverters have a warranty period range of 10-25 years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We provide for 5-year and 10-year warranties on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. We record a provision for the installation warranty, within cost of sales, based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”). EITF 07-05 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-05, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010. As such, effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date. As of June 30, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.35%, expected life ranging from 0.7-0.9 years, an expected volatility factor of 115.5% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $1.8 million as of June 30, 2009. As such, we recognized a $1.5 million non-cash charge from the change in fair value of these warrants for the six months ended June 30, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for fiscal years beginning after November 15, 2008. As of June 30, 2009, we have derivatives of $3,186,037 related to the common stock warrant liabilities. The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, we are now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). We adopted SFAS No. 165 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. We have evaluated subsequent events through the issuance of our condensed consolidated financial statements on July 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We believe the adoption of SFAS No. 167 will not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

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

Interest Rate Risk

As of June 30, 2009, there was no balance outstanding under the 2009 Bank Facility. If we were to borrow the maximum $1 million under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as the purchase of our solar panels from manufacturers outside the United States is denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended June 30, 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2009, the Company and certain of its officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding the Company’s backlog reporting and bank line of credit. The complaint does not specify damages. The action is in its preliminary stages and a lead plaintiff has yet to be appointed. After a lead plaintiff is appointed and an amended complaint is filed, the Company will move to dismiss the complaint for failure to state a claim for relief. The Company believes that the claims are entirely without merit and is defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

We are also involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our Quarterly Report on Form 10-Q, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially affect revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts and forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

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

As part of our business strategy, we may seek to expand into other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. During 2007, we commenced operations at our Bakersfield, Manteca and Santa Rosa offices in California. We commenced operations in Fresno (Clovis), California, through the purchase of customer contracts, and additionally, we opened offices in Lake Forest, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California. During 2008, we opened offices in Connecticut and Colorado and consolidated our California Central Valley operations in Fresno (Clovis), closing offices in Bakersfield and Manteca. In March 2009, we closed our Connecticut and Colorado offices. We may seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. In addition, expansion efforts involve a number of other risks, including:

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

Risks Relating to Our Industry

We have experienced technological changes in our industry. Newtechnologies may prove inappropriate and result in liability to us or may not gain market acceptance by our customers.

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

A drop in the retail price of conventional energy or non-solar alternativeenergy sources may negatively impact our profitability.

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

Existing regulations, and changes to such regulations, may presenttechnical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

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

Our business depends on the availability of rebates, tax credits and otherfinancial incentives; reduction, elimination or uncertainty of which would reduce the demand for our services.

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

If solar power technology is not suitable for widespread adoption orsufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would decline and we would be unable to achieve or sustain profitability.

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

Warrants originally issued in March 2007 and May 2007 for the purchase of 588,010 shares of our common stock at a weighted-average exercise price of $3.83 per share, were subject to an adjustment triggered by the March 2009 Offering, such that they subsequently represented warrants to purchase an aggregate of 2,618,942 shares of our common stock at an exercise price of $0.86 per share. The number of shares of our common stock issuable upon exercise of those warrants, and therefore the dilution of existing common stockholders, is subject to increase as a result of certain sales of our securities that trigger the antidilution provisions of those warrants at a price below the applicable exercise price of those warrants. Future exercises of those warrants may dilute the ownership interests of our current stockholders.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of June 30, 2009, we had 33,956,145 shares of common stock outstanding (which includes 714,711 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 6,693,403 shares of common stock and options to purchase 1,825,597 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

Our stock price may be volatile, which could result in substantial losses forinvestors.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 24.4% of our outstanding common stock as of July 29, 2009. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We are subject to the reporting requirements of the federal securitieslaws, which impose additional burdens on us.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, these rules and regulations resulted in increased compliance costs in 2008 and beyond and make certain activities more time consuming and costly.

Our Certificate of Incorporation authorizes our board to create new seriesof preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

Item 6. EXHIBITS.

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

4.1		Form of Series H Warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 1, 2009)

10.1
Amendment Agreement by and among Akeena Solar, Inc. and the Purchasers (as defined therein), dated as of June 1, 2009 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 1, 2009)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2009	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2009	/s/ Gary Effren
Gary Effren
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

4.1		Form of Series H Warrant (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on June 1, 2009)

10.1
Amendment Agreement by and among Akeena Solar, Inc. and the Purchasers (as defined therein), dated as of June 1, 2009 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 1, 2009)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer