Form 10-K/A
Akeena Solar, Inc.
filed 2009-10-22
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

AKEENA SOLAR, INC.
TABLE OF CONTENTS

		Page No.
Part IV
Item 15	Exhibits, Financial Statement Schedules	3

SIGNATURES		4

Exhibit Index		5

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Akeena Solar, Inc. for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “Original Filing”). We are filing this Amendment solely to amend Exhibit 23.1 (Consent of Independent Registered Accounting Firm).

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 15, 2009.  In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Akeena Solar, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)      The following documents are filed as part of this report:

               1. Financial Statements

               See the consolidated financial statements and notes thereto in Part II, Item 8.

               2. Financial Statement Schedules

               Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

A list of exhibits filed herewith is contained in the exhibit index that immediately precedes such exhibits and is incorporated herein by reference.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 21, 2009

AKEENA SOLAR, INC.

/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

4

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

10.2‡
Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.3‡
Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 16, 2009)

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

10.17‡	Third Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed with the SEC on March 16, 2009)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the SEC on March 16, 2009)

23.1*	Amended Consent of Independent Registered Accounting Firm

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

‡ management contract, compensatory plan or arrangement
* filed herewith

5

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 No. 333-147760 and No. 333-146613 and on Form S-3 No. 333-147717, No. 333-148551 and No. 333-156603 of Akeena Solar, Inc. of our report dated March 12, 2009, relating to the consolidated financial statements of Akeena Solar, Inc. which appears in this Annual Report on Form 10-K.

/s/ Burr, Pilger & Mayer LLP

Burr, Pilger & Mayer LLP
San Francisco, California
March 12, 2009

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT

I, Barry Cinnamon, certify that:

(1)	I have reviewed this Annual Report on Form 10-K (as amended) of Akeena Solar, Inc.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that has occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:  October 21, 2009

/s/ Barry Cinnamon
Barry Cinnamon

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT

I, Gary Effren, certify that:

(1)	I have reviewed this Annual Report on Form 10-K (as amended) of Akeena Solar, Inc.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that has occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:  October 21, 2009

/s/ Gary Effren
Gary Effren

EXHIBIT 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S. C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K (as amended) of Akeena Solar, Inc. (the “Company”) for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Barry Cinnamon, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 21, 2009

/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K (as amended) of Akeena Solar, Inc. (the “Company”) for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary Effren, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 21, 2009

/s/ Gary Effren
Gary Effren
Chief Financial Officer