Form 10-Q
period 2009-10-27
Akeena Solar, Inc.
filed 2009-10-28
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

As of October 26, 2009, 34,717,579 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008 (1)
Assets
Current assets
Cash and cash equivalents	$7,185,031	$148,230
Restricted cash	—	17,500,000
Accounts receivable, net	4,118,053	7,660,039
Other receivables	216,224	331,057
Inventory, net	3,775,167	10,495,572
Prepaid expenses and other current assets, net	1,465,513	3,704,375
Total current assets	16,759,988	39,839,273
Property and equipment, net	1,352,772	1,806,269
Goodwill	298,500	298,500
Other assets, net	150,657	194,346
Total assets	$18,561,917	$42,138,388

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,138,752	$1,922,480
Customer rebate payable	77,839	271,121
Accrued liabilities	1,196,765	2,410,332
Accrued warranty	1,134,336	1,056,655
Common stock warrant liability	2,427,685	—
Deferred revenue	423,293	1,057,941
Credit facility	—	18,746,439
Current portion of capital lease obligations	22,184	23,292
Current portion of vehicle loans	218,915	219,876
Total current liabilities	8,639,769	25,708,136
Capital lease obligations, less current portion	4,217	20,617
Vehicle loans, less current portion	411,113	535,302
Other long-term liabilities	25,920	—
Total liabilities	9,081,019	26,264,055

Commitments, contingencies and subsequent events (Notes 15 and 16)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 34,582,789 and 29,340,418 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	34,583	29,340
Additional paid-in capital	57,592,239	52,820,224
Accumulated deficit	(48,145,924)	(36,975,231)
Total stockholders’ equity	9,480,898	15,874,333
Total liabilities and stockholders’ equity	$18,561,917	$42,138,388

(1) Derived from our audited financial statements as of December 31, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008

Net sales	$7,671,420	$10,595,632	$21,171,370	$29,905,703
Cost of sales	5,775,309	9,249,600	15,858,235	25,101,727
Gross profit	1,896,111	1,346,032	5,313,135	4,803,976
Operating expenses
Sales and marketing	1,438,299	2,312,006	4,574,208	6,557,229
General and administrative	3,634,320	4,512,817	10,541,539	13,565,117
Total operating expenses	5,072,619	6,824,823	15,115,747	20,122,346
Loss from operations	(3,176,508)	(5,478,791)	(9,802,612)	(15,318,370)
Other income (expense)
Interest income (expense), net	13,945	(13,767)	(46,357)	148,172
Adjustment to the fair value of common stock warrants	758,352	—	(2,320,167)	—
Total other income (expense)	772,297	(13,767)	(2,366,524)	148,172
Loss before provision for income taxes	(2,404,211)	(5,492,558)	(12,169,136)	(15,170,198)
Provision for income taxes	—	—	—	—
Net loss	$(2,404,211)	$(5,492,558)	$(12,169,136)	$(15,170,198)

Loss per common and common equivalent share:
Basic	$(0.07)	$(0.19)	$(0.39)	$(0.54)
Diluted	$(0.07)	$(0.19)	$(0.39)	$(0.54)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	33,368,270	28,254,915	31,349,363	28,039,690
Diluted	33,368,270	28,254,915	31,349,363	28,039,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2008	29,340,418	$29,340	$52,820,224	$(36,975,231)	$15,874,333
Cumulative effect of reclassification of warrants (EITF 07-05)	—	—	(1,287,795)	998,443	(289,352)
Issuance of common shares pursuant to stock offering	1,785,714	1,786	1,381,086	—	1,382,872
Fair value of warrants issued in connection with stock offering	—	—	(1,676,282)	—	(1,676,282)
Conversion of preferred stock issued in connection with stock offering	539,867	540	463,746	—	464,286
Conversion of common stock warrant liability upon exercise of warrants	—	—	313,024	—	313,024
Reclassification of common stock warrant liability to Additional Paid-in Capital	—	—	777,415	—	777,415
Fair value of warrants issued in connection with induced exercise	—	—	303,391	—	303,391
Grants of restricted common shares, net of cancellations	39,634	40	(2,844)	—	(2,804)
Stock-based compensation expense	—	—	1,859,494	—	1,859,494
Exercise of warrants for common shares at $1.12 per share	2,877,156	2,877	2,640,780	—	2,643,657
Net loss	—	—	—	(12,169,136)	(12,169,136)
Balance at September 30, 2009	34,582,789	$34,583	$57,592,239	$(48,145,924)	$9,480,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(12,169,136)	$(15,170,198)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	529,922	426,130
Amortization of customer list, customer contracts and patents	3,707	143,066
Bad debt expense	331,629	69,646
Fair value adjustment of common stock warrants	2,320,167	—
Non-cash stock-based compensation expense	1,859,494	2,721,000
Changes in assets and liabilities:
Accounts receivable	3,210,357	(1,165,436)
Other receivables	114,833	(205,952)
Inventory	6,720,405	(3,319,037)
Prepaid expenses and other current assets	2,238,862	(4,205,474)
Other assets	39,982	(51,827)
Accounts payable	1,216,272	(2,202,762)
Customer rebate payable	(193,282)	(58,395)
Accrued liabilities and accrued warranty	(1,135,886)	1,332,996
Other long-term liabilities	25,920	—
Deferred revenue	(634,648)	452,777
Net cash provided by (used in) operating activities	4,478,598	(21,233,466)
Cash flows from investing activities
Acquisition of property and equipment	(76,425)	(600,551)
Net cash used in investing activities	(76,425)	(600,551)
Cash flows from financing activities
Borrowings on long-term debt	57,335	122,975
Repayments on long-term debt	(182,485)	(150,400)
Borrowings (repayments) on line of credit, net	(18,746,439)	14,949,491
Payment of capital lease obligations	(17,508)	(15,373)
Restricted cash	17,500,000	(14,949,491)
Proceeds from stock offering	2,000,000	—
Proceeds from exercise of warrants	3,222,415	2,293,758
Payment of placement agent and registration fees and other direct costs	(1,195,886)	(127,943)
Other	(2,804)	—
Net cash provided by financing activities	2,634,628	2,123,017
Net increase (decrease) in cash and cash equivalents	7,036,801	(19,711,000)
Cash and cash equivalents
Beginning of period	148,230	22,313,717
End of period	$7,185,031	$2,602,717
Supplemental cash flows disclosures:
Cash paid during the period for interest	$131,730	$105,268
Supplemental disclosure of non-cash financing activity
Issuance of common stock under purchase agreements and settlement agreements	$—	$213,555
Fair value of warrants issued in stock offering	$1,676,282	—
Initial fair value of preferred stock issued in offering	$380,600	—
Conversion of preferred stock to common stock	$464,286	—
Conversion of common stock warrant liability upon exercise of warrants	$313,024	—
Reclassification of common stock warrant liability to Additional Paid-in Capital	$777,415	—
Fair value of warrants issued in connection with induced exercise	$303,391	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (“we”, “us”, “our” or the “Company”) for the years ended December 31, 2008 and 2007 appearing in our Form 10-K and Form 10-KSB. The September 30, 2009 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Reclassifications

Certain line items in our condensed consolidated balance sheets have been reclassified to conform to the current presentation. Unvested restricted stock grants to employees, which amounted to 879,581 shares as of December 31, 2008, have now been included in stockholders’ equity and in shares issued and outstanding, since these shares include voting and dividend rights. The change to common stock was an increase of $880, offset by a decrease of the same amount to additional paid in capital. Our weighted-average basic and fully diluted earnings per share exclude these shares until they vest.

Description of Business

Akeena Solar, Inc. was incorporated in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, we reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, we entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

We are engaged in a single business segment, the design and installation of solar power systems for residential and commercial customers.

Concentration of Risk

A large portion of our recent sales and accounts receivable relate to sales of our systems to SunRun, a company that finances the purchase of residential solar systems and offers home solar power as a monthly service for consumers. As one of the available financing alternatives for residential customers, we may sell and install residential solar power systems financed for homeowners through SunRun. SunRun pays us for the system, owns the residential solar system and sells the electricity that is generated from that system to the homeowner. In the three and nine months ended September 30, 2009, $3.4 million and $6.6 million, respectively, of our net sales were derived from SunRun, representing 43.8% and 31.3%, respectively, of our net sales. As of September 30, 2009, we had $1.0 million in accounts receivable from SunRun, which represented 23.0% of our gross accounts receivable.

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

Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will assist the customer in replacing the defective item within the manufacturer’s warranty period (between 10 - 25 years). See the “Manufacturer and installation warranties” discussion below.

Deferred revenue consists of installations initiated but not completed within the reporting period.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments.

Manufacturer and Installation Warranties

We warrant our products for various periods against defects in material or installation workmanship and we provide a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranties on the solar panels and the inverters range from 10 to 25 years. We assist our customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. We record a provision for the installation warranty, within cost of sales, based on its historical experience and management’s expectations of the probable future cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $1.1 million at September 30, 2009 and December 31, 2008, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for the installation warranty consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Beginning accrued warranty balance	$1,056,655	$647,706
Reduction for labor payments and claims made under the warranty	(79,265)	(397,382)
Accruals related to warranties issued during the period	156,946	806,331
Ending accrued warranty balance	$1,134,336	$1,056,655

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into Topic 350 - Intangibles – Goodwill and Other in the Accounting Standards Codification (ASC). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on January 1, 2009. Although future transactions involving intangible assets may be affected by this guidance, it did not impact our financial statements as we did not acquire any intangible assets during the nine months ended September 30, 2009.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05), which was primarily codified into Topic 815 - Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010. As such, effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date. As of September 30, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rates ranging from 0.14%-0.18%, expected life ranging from 0.4-0.7 years, an expected volatility factor of 111.6% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $1.3 million as of September 30, 2009. As such, we recognized a $1.0 million non-cash charge from the change in fair value of these warrants for the nine months ended September 30, 2009.

In September 2006, the FASB issued Statements of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157), which were primarily codified into ASC 820 - Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. ASC 820 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of ASC 820 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which was primarily codified into ASC 820-10-65-2. ASC 820-10-65-2 clarifies the application of ASC 820-10-65-1 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10-65-2 became effective immediately upon issuance, and its adoption did not have an effect on its financial statements. We determine the fair value of our property and equipment when assessing long-lived asset impairments and ASC 820-10-65-3 was effective for these fair value assessments as of January 1, 2009. In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, primarily codified into ASC 820-10-65-4. ASC 820-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. We adopted ASC 820-10-65-4 for the reporting in our 2009 third quarter. The adoption of ASC 820-10-65-4 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which was primarily codified into Topic 815 - Derivatives and Hedging in the ASC.  ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 was effective for fiscal years beginning after November 15, 2008. As of September 30, 2009, we have derivatives of $2,427,685 related to the common stock warrant liabilities. The derivatives instruments were not entered into as hedging activities and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825 - Financial Instruments in the ASC. We are required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. The adoption of ASC 825 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 - Subsequent Events in the ASC. We adopted ASC 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated. We adopted ASC 855 for the reporting in our 2009 third quarter. The adoption of ASC 855 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact on our financial statements, if any, upon adoption.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 - Generally Accepted Accounting Standards in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The Codification was effective for interim or annual financial periods ended after September 15, 2009 and therefore we adopted ASC 105 for reporting in our 2009 third quarter. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows.

3. Accounts Receivable and Notes Receivable

Accounts receivable consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
State rebates receivable	$2,420,449	$4,894,943
Trade accounts	2,085,691	3,909,690
Rebate receivable assigned to vendor	—	2,144
Less: Allowance for doubtful accounts	(388,087)	(1,146,738)
	$4,118,053	$7,660,039

4. Inventory

Inventory consists of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Work in process	$1,215,742	$1,554,604
Finished goods	2,761,238	8,992,781
Less: provision for obsolete inventory	(201,813)	(51,813)
	$3,775,167	$10,495,572

5. Note Receivable

During March 2009, we reached a resolution with a customer who had lost project funding for which we had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note for $675,000. The $675,000 note receivable is reflected in prepaid expenses and other current assets, net, as of September 30, 2009, with a corresponding reserve of $675,000. The March 2009 settlement, net of the reserve on the note receivable, resulted in no material impact to the financial statements during the three and nine months ended September 30, 2009. The note is due upon the earlier date of the receipt of the proceeds from the sale of the customer’s interest in its solar facilities or March 31, 2010. Interest will accrue on the outstanding principal amount of the note at a rate of ten percent per annum, payable monthly in arrears. We had no notes receivable as of December 31, 2008.

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Vehicles	$1,434,665	$1,407,916
Office equipment	999,064	977,752
Leasehold improvements	224,247	224,247
Furniture and fixtures	96,186	96,186
	2,754,162	2,706,101
Less: Accumulated depreciation and amortization	(1,401,390)	(899,832)
	$1,352,772	$1,806,269

Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $530,000 and $426,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $49,000 at September 30, 2009. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $35,000 at December 31, 2008.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Accrued salaries, wages, benefits and bonus	$397,297	$634,044
Use tax payable	153,810	201,239
Customer deposits	122,000	385,846
Accrued accounting and legal fees	114,703	143,090
Accrued percentage completion costs	90,441	690,810
Other accrued liabilities	318,514	355,303
	$1,196,765	$2,410,332

8. Credit Facility

On March 3, 2009, we amended our 2007 Credit Facility with Comerica Bank and entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank (the “2009 Bank Facility”) dated as of February 10, 2009. The 2009 Bank Facility has a termination date of January 1, 2011, and replaces and entirely amends and restates the Loan and Security Agreement (Accounts and Inventory) between us and Comerica Bank dated January 29, 2007, as modified by the First Modification to Loan and Security Agreement dated as of June 26, 2007, the Second Modification to Loan and Security Agreement dated as of December 31, 2007 and the Third Modification to Loan and Security Agreement dated as of August 4, 2008 (together, the “2007 Credit Facility”). We repaid the $17.2 million outstanding principal balance as of March 3, 2009 on the 2007 Credit Facility by using its restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility with Comerica has a limit of $1 million, subject to our obligation to maintain at all times cash collateral in an amount of $1 million as security for any borrowings incurred or any letters of credit issued on our behalf. Outstanding loans under the 2009 Bank Facility will accrue interest at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%. Unused amounts of the commitments are subject to an unused commitment fee of 0.25% based on the unused amount. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants and we are in compliance with the terms of the 2009 Bank Facility as of September 30, 2009. As of September 30, 2009, there was no balance outstanding under the 2009 Bank Facility.

As of December 31, 2008, approximately $18.7 million was outstanding under the 2007 Credit Facility, letters of credit of approximately $515,000 million were outstanding under the 2007 Credit Facility and approximately $5.4 million in additional borrowing capacity was available. All of our existing property and assets were pledged as collateral for the 2007 Credit Facility. Interest was calculated based on Prime minus 0.5% (2.75%) at December 31, 2008. As of December 31, 2008, 80% of our Eligible Accounts Receivable was approximately $3.7 million, and $55% of Inventory Availability was approximately $5.8 million. We were required to achieve or maintain certain financial ratios and covenants under the 2007 Credit Facility. We were not in compliance with the Tangible Net Worth covenant (as such term is defined in the Second Modification) as of December 31, 2008.

9. Stockholders’ Equity

We were incorporated in 2001 and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Akeena Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

On March 3, 2009, we closed an offering of securities (the “March 2009 Offering”) pursuant to a securities purchase agreement with certain investors, dated February 26, 2009. Net proceeds from the offering were approximately $1.4 million, after deducting the placement agents’ fees and other direct expenses. In accordance with the securities purchase agreement, we sold units consisting of an aggregate of (i) 1,785,714 shares of common stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which were convertible into a maximum aggregate of 539,867 shares of common stock, depending upon the volume weighted average trading price of Akeena common stock for a specified period following the Closing; (iii) Series E Warrants to purchase up to 1,339,286 shares of common stock at a strike price of $1.34 per share, which warrants are not exercisable until six months after the Closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of common stock (subject to reduction share for share to the extent shares of common stock have been issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants are immediately exercisable and have a term of 150 trading days from the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of common stock at a strike price of $1.12 per share, which warrants are immediately exercisable and originally had a term of 67 trading days from the Closing (subsequently extended, as described below). During March 2009, the 2,000 shares of Series A preferred stock issued in the financing subsequently converted into 539,867 shares of common stock. As a result of the issuance of the conversion shares, the shares of common stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

On April 20, 2009, we entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired the Series G Warrants on March 3, 2009 (the “Original Series G Warrants”). In the Amendment Agreement, the investors agreed to purchase 425,000 shares of common stock through exercise of their Original Series G Warrants, with gross proceeds to us of $476,000. In conjunction with that exercise, the term of the remaining Original Series G Warrants, was amended such that the unexercised balance of the Original Series G Warrants had a term extending until August 10, 2009, and we issued to the same investors additional, newly issued Series G Warrants to purchase up to an aggregate of 1,275,000 shares of Common Stock on the same terms as the amended Original Series G Warrants and at a strike price of $1.12 per share (the “Additional Series G Warrants”). The Series G Warrants include a “put” feature which allows us to require the holder to exercise those warrants at our election, commencing 31 days from the date of issuance, provided that specified trading price and volume conditions are satisfied (including that (i) the volume weighted average price of Akeena’s common stock has been not less than $1.30 per share and (ii) the daily trading volume has been more than $175,000 for at least four out of five consecutive trading days prior to each exercise of a put right during the term of such warrants).

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors purchased 625,000 shares of our common stock through the exercise of a portion of their Series G Warrants, with gross proceeds to us of $700,000. In conjunction with that exercise, we and the investors agreed to further amend the remaining Series G Warrants, to extend the term of the unexercised balance of the Series G Warrants until November 6, 2009 and to delete certain of the potential adjustment provisions. In addition, we issued new Series H Warrants to purchase up to an aggregate of 625,000 shares of Common Stock at a strike price of $1.34 per share. The Series H Warrants become exercisable on December 1, 2009 and have a term of six months from the day they first become exercisable.

See Note 11 for a discussion of the accounting treatment of the stock warrant transactions discussed above.

10. Stock Option Plan and Stock Incentive Plan

Our 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. Our Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2001 Plan. Incentive stock options may be granted only to our employees, while non-statutory stock options may be granted to our employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of September 30, 2009 and December 31, 2008.

We use the Black-Scholes Options Pricing Model (Black-Scholes) to estimate fair value of our stock-based awards. Black-Scholes requires various judgmental assumptions including estimating stock price volatility, expected option life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which 450,000 shares of common stock were available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. On December 20, 2006, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 450,000 shares to 1,000,000 shares. On August 24, 2007, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 1,000,000 shares to 4,000,000 shares. On October 21, 2008, the Stock Plan was amended to increase the number of shares available for issuance to 5,000,000 shares.

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on the restricted shares granted generally expire at a rate of 25% a year over four years, unless decided otherwise by our Compensation Committee. Upon the lapse of the restriction period, the restricted stock grantee becomes entitled to receive a stock certificate evidencing the common shares, and the restrictions cease. The options to purchase common stock shall generally vest and become exercisable as to one-third of the total amount of shares subject to the option on each of the first, second and third anniversaries from the date of grant. The options to purchase common stock have 5-year contractual terms.

We recognized stock-based compensation expense of approximately $862,000 and approximately $1.1 million during the three months ended September 30, 2009 and 2008, respectively, and approximately $1.9 million and approximately $2.7 million during the nine months ended September 30, 2009 and 2008, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2009:

	Number of Restricted Shares at September 30, 2009	Weighted- Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2009	879,581	$4.27
Granted	361,380	$1.36
Forfeited/cancelled	(298,628)	$4.19
Released/vested	(211,133)	$3.84
Outstanding and not vested at September 30, 2009	731,200	$2.98

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2009 and December 31, 2008, there was approximately $1.9 million and $3.5 million of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted, respectively. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the nine months ended September 30, 2009 was approximately $811,000. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2009, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2009:

	Number of Shares Subject To Option	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,366,931	$5.14
Granted	1,304,932	$1.61
Forfeited/cancelled/expired	(410,334)	$3.66
Exercised	—	$—
Outstanding at September 30, 2009	2,261,529	$3.37
Exercisable at September 30, 2009	647,198	$5.75

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. In 2009, the expected volatility was based upon the historical volatility of our common stock price. In 2008, the expected volatility was based upon the historical volatility of our various industry competitors. The fair value of stock option grants during the nine months ended September 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine months Ended September 30,
	2009	2008
Weighted-average volatility	103.2%	93.6%
Expected dividends	0.0%	0.0%
Expected life	3.3 years	3.2 years
Weighted-average risk-free interest rate	2.9%	2.5%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.61 for the 1,304,932 stock options granted during the nine months ended September 30, 2009. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and the options exercisable as of September 30, 2009 and 2008, was 3.8 years and 3.3 years, respectively. The total fair value of stock options vested during the nine months ended September 30, 2009 was approximately $1.4 million.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2009 and December 31, 2008, there was approximately $2.3 million and $2.5 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.8 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2009, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

11. Stock Warrants

During March 2009, in connection with the March 2009 Offering as described above in Note 9, we issued three series of warrants (Series E, F and G) to purchase shares of the Company’s common stock.

We issued Series E Warrants to purchase 1,339,285 shares of common stock at an exercise price of $1.34 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of September 30, 2009, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 1.5%, an expected life of 4.4 years; an expected volatility factor of 111.6% and a dividend yield of 0.0%. The fair value of the warrants increased to $1.1 million as of September 30, 2009 and we recognized a $97,000 non-cash charge from the change in fair value of these warrants for the nine months ended September 30, 2009.

We issued Series F Warrants to purchase 540,000 shares of common stock in connection with the March 2009 Offering at an exercise price of $1.12 per share. During March 2009, warrants to purchase 539,867 shares of common stock were canceled upon the conversion of the 2,000 shares of Series A preferred stock into 539,867 shares of common stock pursuant to the terms of the March 2009 Offering. Because of the built-in price protection in the combined 150-Day Warrants and preferred stock instrument, we classified the estimated fair value of the combined instrument of $380,000 as a liability. The fair value of these warrants increased to $464,000 at the time of the cancellation resulting in recognizing an $84,000 non-cash charge. The $464,000 common stock warrant liability was reclassified to additional paid-in capital upon cancelation. The remaining 133 Series F Warrants expired during May 2009.

We issued Series G Warrants to purchase 2,196,400 shares of common stock in connection with the March 2009 Offering at an exercise price of $1.12 per share (the “Original Series G Warrants”). The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.16%, an expected life of 51 days; an expected volatility factor of 112% and a dividend yield of 0.0%. The original value assigned to these warrants was approximately $264,000 and we recorded the $264,000 fair value of the warrants to common stock warrant liability with an offset to additional paid-in-capital at the offering close date.

On April 20, 2009, we entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired Series G Warrants in connection with the March 2009 Offering. In the Amendment Agreement, the investors agreed to purchase 425,000 shares of common stock through exercise of their Original Series G Warrants and we agreed to extend the term of the remaining Original Series G Warrants until August 10, 2009 and to issue to the investors additional, newly issued Series G Warrants to purchase up to an aggregate of 1,275,000 shares of our common stock on the same terms as the amended Original Series G Warrants and at a strike price of $1.12 per share (the “Additional Series G Warrants”). As of April 20, 2009, the fair value of the amended Original Series G Warrants and the Additional Series G Warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.04%, an expected life of 0.2 years; an expected volatility factor of 115.6% and a dividend yield of 0.0%. As a result, the fair value of the warrants increased $653,000 and we recognized a non-cash charge from the change in fair value of these warrants.

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors agreed to purchase 625,000 shares of common stock through exercise of their Series G Warrants and we agreed to further extend the term of the remaining Series G Warrants until November 6, 2009. As of June 1, 2009, the fair value of the remaining Original Series G Warrants and the Additional Series G Warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.13%, an expected life of 0.3 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. As a result, the fair value of the warrants increased $258,000 and we recognized a non-cash charge from the change in fair value of these warrants. Pursuant to the Second Amendment Agreement, we and the investors also agreed to delete certain of the potential adjustment provisions and as a result, the remaining warrant liability of the Original Series G Warrants and the Additional Series G warrants of $777,400 was reclassified to additional paid-in-capital. Lastly, pursuant to the Second Amendment Agreement, we agreed to issue new Series H Warrants to purchase up to an aggregate of 625,000 shares of our common stock at a strike price of $1.34 per share. The Series H Warrants become exercisable on December 1, 2009 and have a term of six months from the day they first become exercisable. The fair value of the Series H Warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.29%, an expected life of 0.8 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $303,400 as of June 1, 2009, and we recognized a non-cash charge for the fair value of these warrants of $303,000 with an offset to additional paid-in-capital.

Warrants originally issued in March 2007 and June 2007 for the purchase of 588,010 shares of our common stock at a weighted average exercise price of $3.83, were subject to an adjustment triggered by the March 2009 Offering, such that they subsequently represented warrants to purchase an aggregate of 2,618,943 shares of our common stock at an exercise price of $0.86 per share.

The following table summarizes the Warrant activity for the nine months ending September 30, 2009:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2009	1,614,655	$7.80
Granted during 2009:
Series E Warrants	1,339,285	$1.34
Series F Warrants	540,000	$1.12
Series G and Additional Series G Warrants	3,471,400	$1.12
Series H Warrants	625,000	$1.34
Adjustment of March 2007 and June 2007 Warrants:
Warrants with price reset feature	(588,010)	$3.83
Adjusted warrants after reset	2,618,943	$0.86
Exercised	(2,877,156)	$1.12
Cancelled/expired	(540,000)	$1.12
Outstanding at September 30, 2009	6,204,117	$2.56

12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the periods plus the effect of dilutive securities outstanding during the periods. For the three and nine months ended September 30, 2009 and 2009, respectively, basic earnings per share is the same as diluted earnings per share as a result of common stock equivalents being anti-dilutive due to our net loss.

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Nine months Ended
	September 30,
	2009	2008
Stock options outstanding	2,261,529	1,413,597
Unvested restricted stock	731,200	773,289
Warrants to purchase common stock	6,204,117	1,614,655

13. Fair Value Measurement

We use a fair-value approach to value certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	September 30, 2009
Fair value of cash equivalents	$4,408,970	$—	$—	$4,408,970
Total	$4,408,970	$—	$—	$4,408,970

Liabilities	Level 1	Level 2	Level 3	September 30, 2009
Fair value of common stock warrants	$—	$2,427,685	$—	$2,427,685
Accrued rent related to office closures	—	—	147,656	147,656
Total	$—	$2,427,685	$147,656	$2,575,341

Cash equivalents represent the fair value of our investment in a money market account as of September 30, 2009. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 11. The accrued rent relates to non-cash charges for the closures of our Bakersfield and Manteca, California, Milford, Connecticut, and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate of 1.2%. The accrued rent is included within accrued liabilities and other long-term liabilities in our condensed consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2009:

Other Liabilities
Beginning balance	$200,784
Total realized and unrealized gains or losses	1,612
Purchases, sales, repayments, settlements and issuances, net	(54,740)
Net transfers in and/or (out) of level 3	—
Ending balance	$147,656

14. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended September 30, 2009 and 2008, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

15. Commitments and Contingencies

A U.S. Federal Custom Agency ruling from the New York region (NY Ruling) from January 9, 2009 imposed a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling is different than the one historically used in the solar industry for module imports. We along with the solar industry’s main trade group, SEIA (Solar Energy Industry Association), are evaluating the NY Ruling both technically and legally. We have obtained a legal opinion that states we are currently categorizing our solar module imports under the correct U.S. tariff classification. However, we have reserved $38,000 under accrued liabilities in our condensed consolidated balance sheet as of September 30, 2009 in the event that the current classification being used industry wide for solar module imports is changed to impose the 2.5% tariff described in the NY Ruling.

Litigation

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding our backlog reporting and bank line of credit. The complaint does not specify damages. The action is in its preliminary stages and a lead plaintiff has yet to be appointed. After a lead plaintiff is appointed and an amended complaint is filed, we will move to dismiss the complaint for failure to state a claim for relief. We believe that the claims are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

We are also involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

16. Subsequent Events

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. No drawn down can be made before November 7, 2009, and the agreement extends until October 21, 2010, unless terminated before that date.

The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. The maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. At the present time, that limitation is approximately $2 million. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher.

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

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” As of September 30, 2009, we had seven offices. Our offices are located in Los Gatos, Fresno (Clovis), Lake Forest, Santa Rosa, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

Concentration of Risk

A large portion of our recent sales and accounts receivable relate to sales of our systems to SunRun, a company that finances the purchase of residential solar systems and offers home solar power as a monthly service for consumers. As one of the available financing alternatives for residential customers, we may sell and install residential solar power systems financed for homeowners through SunRun. SunRun pays us for the system, owns the residential solar system and sells the electricity that is generated from that system to the homeowner. In the three and nine months ended September 30, 2009, $3.4 million and $6.6 million, respectively, of our net sales were derived from SunRun, representing 43.8% and 31.3%, respectively, of our net sales. As of September 30, 2009, we had $1.0 million in accounts receivable from SunRun, which represented 23.0% of our gross accounts receivable. If sales of our solar power systems that are financed through SunRun decline or cease, or if SunRun fails to pay us, our operating results could decline.

Contingencies

A U.S. Federal Custom Agency ruling from the New York region (NY Ruling) from January 9, 2009 is imposing a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling is different than the one historically used in the solar industry for module imports. We along with the solar industry’s main trade group, SEIA (Solar Energy Industry Association), are evaluating the NY Ruling both technically and legally. We have obtained a legal opinion that states we are currently categorizing our solar module imports under the correct U.S. tariff classification. However, we have reserved $38,000 under accrued liabilities in our condensed consolidated balance sheet as of September 30, 2009 in the event that the current classification being used industry wide for solar module imports is changed to impose the 2.5% tariff described in the NY Ruling.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

Three Months Ended September 30, 2009 as compared to Three Months Ended September 30, 2008

	Three Months Ended September 30, 2009
	2009		2008
Net sales	$7,671,420	100.0%	$10,595,632	100.0%
Cost of sales	5,775,309	75.3%	9,249,600	87.3%
Gross profit	1,896,111	24.7%	1,346,032	12.7%
Operating expenses:
Sales and marketing	1,438,299	18.7%	2,312,006	21.8%
General and administrative	3,634,320	47.4%	4,512,817	42.6%
Total operating expenses	5,072,619	66.1%	6,824,823	64.4%
Loss from operations	(3,176,508)	(41.4)%	(5,478,791)	(51.7)%
Other income (expense):
Interest income (expense), net	13,945	0.2%	(13,767)	(0.1)%
Adjustment to the fair value of common stock warrants	758,352	9.9%	—	0.0%
Total other income (expense)	772,297	10.1%	(13,767)	(0.1)%
Loss before provision for income taxes	(2,404,211)	(31.3)%	(5,492,558)	(51.8)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(2,404,211)	(31.3)%	$(5,492,558)	(51.8)%

Net sales

Net sales totaled $7.7 million for the three months ended September 30, 2009 as compared to $10.6 million for the same period in 2008, or a decrease of 27.6% from 2008. We installed 1,026,953 kilowatts (kW) for the three months ended September 30, 2009 as compared to 1,290,230 kW for the same period in 2008, a decline of 20.4%, primarily due to a decrease in commercial installations. During the three months ended September 30, 2009, we were operating seven offices in California, as compared to nine offices in California and one office each in Colorado, Connecticut and New Jersey for the three months ended September 30, 2008. During March 2009, the offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution for those markets and as part of our cost reduction initiatives.

Cost of sales

Cost of sales as a percent of sales, including all installation expenses, during the three months ended September 30, 2009 was 75.3% of net sales as compared to 87.3% during the three months ended September 30, 2008. The decrease in cost of sales as a percent of sales was primarily due to lower panel costs and a decrease in installation labor due to efficiencies gained with our Andalay panels. Gross profit margin for the three months ended September 30, 2009 was 24.7% of net sales compared to 12.7% for the three months ended September 30, 2008.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2009 were $1.4 million, or 18.7% of net sales as compared to $2.3 million, or 21.8% of net sales during the same period of the prior year. The decrease in sales and marketing expenses for the three months ended September 30, 2009 was primarily due to lower sales and marketing payroll and sales commissions of $337,000 related to a headcount decrease by thirty-six employees in sales and marketing as of September 30, 2009 compared to September 30, 2008. Expenditures for advertising, public relations, trade shows and conferences decreased $435,000 as compared to the prior year. Sales and marketing stock-based compensation decreased approximately $52,000 as compared to the prior year.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2009 were $3.6 million, or 47.4% of net sales as compared to $4.5 million, or 42.6% of net sales during the same period of the prior year. The decrease in general and administrative expenses for the three months ended September 30, 2009 was primarily due to lower general and administrative payroll and bonus expenses of $405,000 related to a headcount decrease by 13 employees in general and administrative as of September 30, 2009 compared to September 30, 2008. Other general and administrative expense declines compared to the prior year included research and development costs of $104,000, travel and entertainment costs of $47,000, insurance expense of $55,000 and rent of $55,000. General and administrative stock-based compensation decreased approximately $152,000 as compared to the prior year.

Interest, net

During the three months ended September 30, 2009, interest income was approximately $26,000 and was offset by interest expense of $12,000. Interest income was approximately $92,000 during the same period of 2008, which was offset by interest expense of $106,000. The decrease in interest income and interest expense for the three months ended September 30, 2009 compared to the prior year is related to our full repayment of our outstanding 2007 Credit Facility with Comerica Bank utilizing our restricted cash during March 2009.

Adjustment to the fair value of common stock warrants

During the three months ended September 30, 2009, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements resulting in a favorable $758,000 non-cash adjustment in our condensed consolidated statements of operations.

Income taxes

During the three months ended September 30, 2009 and September 30, 2008, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

Nine months Ended September 30, 2009 as compared to Nine months Ended September 30, 2008

	Nine months Ended September 30, 2009
	2009		2008
Net sales	$21,171,370	100.0%	$29,905,703	100.0%
Cost of sales	15,858,235	74.9%	25,101,727	83.9%
Gross profit	5,313,135	25.1%	4,803,976	16.1%
Operating expenses:
Sales and marketing	4,574,208	21.6%	6,557,229	21.9%
General and administrative	10,541,539	49.8%	13,565,117	45.4%
Total operating expenses	15,115,747	71.4%	20,122,346	67.3%
Loss from operations	(9,802,612)	(46.3)%	(15,318,370)	(51.2)%
Other income (expense):
Interest income (expense), net	(46,357)	(0.2)%	148,172	0.5%
Adjustment to the fair value of common stock warrants	(2,320,167)	(11.0)%	—	0.0%
Total other income (expense)	(2,366,524)	(11.2)%	148,172	0.5%
Loss before provision for income taxes	(12,169,136)	(57.5)%	(15,170,198)	(50.7)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(12,169,136)	(57.5)%	$(15,170,198)	(50.7)%

Net sales

Net sales totaled $21.2 million for the nine months ended September 30, 2009 as compared to $29.9 million for the same period in 2008, or a decrease of 29.2% from 2008. We installed 2,687,140 kilowatts (kW) for the nine months ended September 30, 2009 as compared to 3,753,390 kW for the same period in 2008, a decline of 28.4%, primarily due to a decrease in commercial installations. During the nine months ended September 30, 2009, we were operating seven offices in California and one office each in Colorado and Connecticut, as compared to nine offices in California and one office each in Colorado, Connecticut and New Jersey for the nine months ended September 30, 2008. During March 2009, the offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution for those markets and as part of our cost reduction initiatives.

Cost of sales

Cost of sales as a percent of sales, including all installation expenses, during the nine months ended September 30, 2009 was 74.9% of net sales as compared to 83.9% during the nine months ended September 30, 2008. The decrease in cost of sales as a percent of sales was primarily due to lower panel costs and a decrease in installation labor due to efficiencies gained with our Andalay panels. Gross profit margin for the nine months ended September 30, 2009 was 25.1% of net sales compared to 16.1% for the nine months ended September 30, 2008.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2009 were $4.6 million, or 21.6% of net sales as compared to $6.6 million, or 21.9% of net sales during the same period of the prior year. The decrease in sales and marketing expenses for the nine months ended September 30, 2009 was primarily due to lower sales and marketing payroll and sales commissions of $1.1 million related to a headcount decrease by thirty-six employees in sales and marketing employees as of September 30, 2009 compared to September 30, 2008. Expenditures for advertising, public relations, trade shows and conferences decreased $693,000 as compared to the prior year. Sales and marketing stock-based compensation decreased approximately $104,000 as compared to the prior year.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2009 were $10.5 million, or 49.8% of net sales as compared to $13.6 million, or 45.4% of net sales during the same period of the prior year. The decrease in general and administrative expenses for the nine months ended September 30, 2009 was primarily due to lower general and administrative payroll and bonus expenses of $1.3 million related to a headcount decrease by 13 employees in general and administrative as of September 30, 2009 compared to September 30, 2008. Other general and administrative expense declines compared to the prior year included research and development costs of $322,000, professional fees of $213,000, travel and entertainment costs of $232,000 and SOX implementation costs of $73,000. General and administrative stock-based compensation decreased approximately $757,000 as compared to the prior year.

Interest, net

During the nine months ended September 30, 2009, interest expense was approximately $131,000 and was offset by interest income of $85,000. Interest expense was $203,000 during the same period in 2008, which was more than offset by interest income of $351,000 during the same period of 2008.

Adjustment to the fair value of common stock warrants

During the nine months ended September 30, 2009, we recorded adjustments to the fair value of common stock warrants accounted for as a liability resulting in a $2.3 million non-cash charge in our condensed consolidated statement of operations. The adjustments included mark-to-market adjustments and adjustments to reflect extensions in warrant terms and the issuance of additional warrants in accordance with provisions of the warrant agreements.

Income taxes

During the nine months ended September 30, 2009 and September 30, 2008, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

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

As an additional potential source of capital, the terms of our March, April and June 2009 equity offerings provide the possibility for us to receive additional proceeds over the next several months upon the exercise of warrants, depending on market conditions. We have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. In October 2009, we entered into a securities purchase agreement intended to provide us with flexibility to raise additional working capital through sales of common stock as needed from time to time. We are also pursuing discussions with banks for an asset-backed credit line. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which replaced and amended our 2007 Credit Facility with Comerica Bank. The 2009 Bank Facility has a termination date of January 1, 2011. We fully repaid the $17.2 million outstanding principal balance as of March 3, 2009 on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. Under the 2009 Bank Facility, our credit facility with Comerica has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of September 30, 2009.

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

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. No drawn down can be made before November 7, 2009, and the agreement extends until October 21, 2010, unless terminated before that date.

The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. The maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under the Company’s Form S-3 registration statement. At the present time, that limitation is approximately $2 million. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital, borrowings from our revolving line of credit and proceeds from equity financings. As of September 30, 2009, we had approximately $7.2 million in cash and cash equivalents. As of September 30, 2009, we had approximately $1.0 million in additional borrowing capacity available under our 2009 Bank Facility.

Cash flows from operating activities were approximately $4.5 million for the nine months ended September 30, 2009, compared with cash used in operating activities of approximately $21.2 million for the nine months ended September 30, 2008. A $6.7 million decrease in inventory, a $3.2 million decrease in accounts receivable, a $2.2 million decrease in prepaid expenses other current assets and a $1.2 million increase in accounts payable were partially offset by an $1.1 decrease in accrued liabilities and accrued warranty and a $635,000 decrease in deferred revenue. During the nine months ended September 30, 2009, we primarily used existing solar panel inventory for our installations offset by purchases of approximately $2.3 million of solar panels during the three months ended September 30, 2009. Accounts receivable and deferred revenue decreased as a result of lower revenue while the decreases in prepaid expenses and other current assets and accrued liabilities and accrued warranty and increases in accounts payable were primarily due to the timing of payments. During the nine months ended September 30, 2008, inventory increased by approximately $3.3 million, accounts payable decreased by approximately $2.2 million, and our overall state rebates receivable balances and trade receivable balances increased by approximately $1.2 million.

Cash used for investing activities was $76,000 for the nine months ended September 30, 2009, compared to approximately $601,000 for the same period in the prior year. During the nine months ended September 30, 2009, we acquired additional vehicles and computer equipment. During the nine months ended September 30, 2008, we acquired computer equipment, office equipment, office furniture and other fixed assets primarily for our corporate office location.

Cash flows provided by financing activities were approximately $2.6 million for the nine months ended September 30, 2009 compared with approximately $2.1 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million utilizing $17.5 million of restricted cash and we received proceeds of $1.4 million for the issuance of common shares pursuant to our stock offering, net of $617,000 in fees, and proceeds of approximately $2.6 million from the exercise of warrants to purchase our common stock, net of $579,000 in fees. During the nine months ended September 30, 2008, we borrowed approximately $14.9 million and we received proceeds of approximately $2.3 million from the exercise of warrants to purchase our common stock.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$734,502	$425,108	$309,394	$—	$—
Vehicle loans	630,028	218,915	404,661	6,452	—
Capital leases	26,401	22,184	4,217	—	—
	$1,390,931	$666,207	$718,272	$6,452	$—

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into Topic 350 - Intangibles – Goodwill and Other in the Accounting Standards Codification (ASC). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on January 1, 2009. Although future transactions involving intangible assets may be impacted by this guidance, it did not impact our financial statements as we did not acquire any intangible assets during the nine months ended September 30, 2009.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05), which was primarily codified into Topic 815 - Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010. As such, effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date. As of September 30, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rates ranging from 0.14%-0.18%, expected life ranging from 0.4-0.7 years, an expected volatility factor of 111.6% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $1.3 million as of September 30, 2009. As such, we recognized a $1.0 million non-cash charge from the change in fair value of these warrants for the nine months ended September 30, 2009.

In September 2006, the FASB issued Statements of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS No. 157), and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP FAS 157-2, Effective Date of FASB Statement No. 157 (collectively SFAS No. 157), which were primarily codified into ASC 820 - Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. ASC 820 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of ASC 820 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have an effect on our financial statements for the year ended December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which was primarily codified into ASC 820-10-65-2. ASC 820-10-65-2 clarifies the application of ASC 820-10-65-1 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10-65-2 became effective immediately upon issuance, and its adoption did not have an effect on its financial statements. We determine the fair value of our property and equipment when assessing long-lived asset impairments and ASC 820-10-65-3 was effective for these fair value assessments as of January 1, 2009. In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, primarily codified into ASC 820-10-65-4. ASC 820-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. We adopted ASC 820-10-65-4 for the reporting in our 2009 third quarter. The adoption of ASC 820-10-65-4 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which was primarily codified into Topic 815 - Derivatives and Hedging in the ASC.  ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 was effective for fiscal years beginning after November 15, 2008. As of September 30, 2009, we have derivatives of $2,427,685 related to the common stock warrant liabilities. The derivatives instruments were not entered into as hedging activities and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825 - Financial Instruments in the ASC. We are required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. The adoption of ASC 825 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 - Subsequent Events in the ASC. We adopted ASC 855 which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated. We adopted ASC 855 for the reporting in our 2009 third quarter. The adoption of ASC 855 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact on our financial statements, if any, upon adoption.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Topic 105 - Generally Accepted Accounting Standards in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The Codification was effective for interim or annual financial periods ended after September 15, 2009 and therefore we adopted ASC 105 for reporting in our 2009 third quarter. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Interest Rate Risk

As of September 30, 2009, there was no balance outstanding under the 2009 Bank Facility. If we were to borrow the maximum $1 million under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as the purchase of our solar panels from manufacturers outside the United States is denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended September 30, 2009.

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

A significant portion of our recent sales and accounts receivable relate to sales of solar power systems that are financed through SunRun and if SunRun fails to provide financing, has financial difficulty or fails to pay us, our operating results could decline.

A large portion of our recent sales and accounts receivable relate to sales of our systems to SunRun, a company that finances the purchase of residential solar systems and offers home solar power as a monthly service for consumers. As one of the available financing alternatives for residential customers, we may sell and install residential solar power systems financed for homeowners through SunRun. SunRun pays us for the system, owns the residential solar system and sells the electricity that is generated from that system to the homeowner. In the three and nine months ended September 30, 2009, $3.4 million and $6.6 million, respectively, of our net sales were derived from SunRun, representing 43.8% and 31.3%, respectively, of our net sales. As of September 30, 2009, we had $1.0 million in accounts receivable from SunRun, which represented 23.0% of our gross accounts receivable. If sales of our solar power systems that are financed through SunRun decline or cease, or if SunRun fails to pay us, our operating results could decline.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of September 30, 2009, we had 34,582,789 shares of common stock outstanding (which includes 731,200 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 6,204,117 shares of common stock and options to purchase 2,261,529 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 23.3% of our outstanding common stock as of October 27, 2009. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on August 21, 2009. Of the 33,864,916 shares of common stock entitled to vote at the meeting, 18,259,182 shares, representing approximately 53.9% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The final votes on the proposals presented at the meeting were recorded as set forth below. There were no broker non-votes.

(a)	The stockholders elected each of Barry Cinnamon, Ed Roffman and Jon Witkin as directors for a one-year term to expire at the 2010 Annual Meeting of Stockholders by the following vote:

Name	Votes in Favor	Votes Withheld

Barry Cinnamon	17,157,942	1,101,240
Ed Roffman	17,131,017	1,128,165
Jon Witkin	17,192,433	1,066,749

(b)
The stockholders ratified the selection of Burr, Pilger and Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 by a vote of 17,577,332 in favor, 426,657 votes against and 255,192 votes abstaining.

(c)	The stockholders approved any adjournments of the meeting to another time or place, if necessary, by a vote of 15,356,471 in favor, 2,562,837 votes against and 339,874 votes abstaining.

Item 6. EXHIBITS.

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 27, 2009	/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 27, 2009	/s/ Gary Effren
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