Form 10-K
period 2009-12-31
Akeena Solar, Inc.
filed 2010-03-10
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock as reported on The NASDAQ Capital Market on June 30, 2009, was approximately $32.7 million. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

As of March 3, 2010, 36,779,212 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

AKEENA SOLAR, INC.

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Akeena Solar, Inc. and its subsidiaries.

Our Annual Report on Form 10-K for 2009, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our services, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more manufacturers for solar panel components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described in Item 1A below. We do not undertake any obligation to update any forward-looking statements.

Item 1. Business.

Overview

We are a designer, integrator and installer of solar power systems and a designer of solar panels with integrated microinverters (which we call AC solar panels). We market, sell, design and install systems for residential and commercial customers. We source components (such as solar panels and inverters) from manufacturers such as Suntech Power Holdings Co. Ltd. (Suntech), Enphase Energy (Enphase) and SMA America, LLC (SMA). We have provided installation services in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut. We sell our AC solar panels to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail home improvement outlets. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national integrators of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Solar Energy Business Association of New England and the Environmental Entrepreneurs. To date, we have served over 3,700 customers since the commencement of our operations in 2001.

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

As of March 3, 2010, we had six offices. Our offices are located in Los Gatos, Fresno (Clovis), Anaheim, Santa Rosa, Palm Springs, and San Diego, California. Our Corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

In February 2009, we announced a strategic partnership with Enphase, a leading manufacturer of microinverter products, to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install and generally provide higher energy output than ordinary DC panels.

Industry

Electric power is used to operate businesses, industries, homes and offices and provides the power for our communications, entertainment, transportation and medical needs. As our energy supply and distribution mix changes, electricity is likely to be used more for local transportation (electric vehicles) and space/water heating needs. According to the Edison Electric Institute, the electric power industry in the U.S. is over $218 billion in size, and will continue to grow with our economy.

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

•
Environmental Concerns and Climate Change. Concerns about global warming and greenhouse gas emissions has resulted in the Kyoto Protocol, various states enacting stricter emissions control laws and utilities being required to comply with Renewable Portfolio Standards, which require the purchase of a certain amount of power from renewable sources. Currently, within the U.S., there are 30 states with established RPS standards. Additionally, onset of Cap and Trade legislation, an environmental policy tool intended to deliver carbon reduction with a mandatory cap on emissions while providing sources flexibility in how they comply, is expected to drive solar demand.

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

According to Navigant, a research and consulting firm, approximately 4,550 megawatts of solar capacity were installed in 2008, of which 410 megawatts were installed in the United States. The U.S. market is expected to grow to 530 megawatts in 2010. According to data from the California Solar Initiative, residential solar installations have been approximately 24% of solar installations in California in 2008 and 2009.

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

Typical solar power systems have solar panels that are electrically wired to an inverter, which converts the power from DC to AC and interconnects with the utility grid. The following diagram schematically shows a typical DC solar power system:

Andalay AC solar power systems have solar panels with integrated microinverters that produce AC power, eliminating the need for a central inverter. The following diagram schematically shows a typical Andalay AC solar power system.

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

Solar Panels. Solar electric panels are composed of multiple solar cells, along with the necessary internal wiring, aluminum and glass framework, and external electrical connections. Although panels are usually installed on top of a roof or on an external structure, certain designs include the solar electric cells as part of traditional building materials, such as shingles and rolled out roofing. Solar electric cells integrated with traditional shingles is usually most compatible with masonry roofs and, while it may offset costs for other building materials and be aesthetically appealing, it is generally more expensive than traditional panels. Akeena’s Andalay design integrates racking wiring and grounding components directly into the panel resulting in an integrated solution that reduces by 70%, the amount of rooftop solar components resulting in a solar power system that reduces the amount of field assembly, thereby increasing reliability and performance, while providing a better looking design.

Inverters. Inverters convert the DC power from solar panels to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar panels, regulating the voltage and current output of the solar array based on sun intensity. Akeena’s Andalay AC solution incorporates an integrated microinverter on each panel which improves system performance, is safer for installers and homeowners and reduces the amount of installation labor.

Monitoring. There are two basic approaches to access information on the performance of a solar power system. DC systems with central inverters collect the solar power performance data locally from the central inverter with a hard-wired connection and then transmit that data to a digital hardware display. AC systems utilizing microinverters collect the solar power performance data of each panel and transmit panel-level and combined system data via the internet to a centralized database. AC system data on the performance of each panel and total system can then be accessed from any device with a web browser, including personal computers and cell phones.

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

•
Convenience — Solar power systems can be installed on a wide range of sites, including small residential roofs, the ground, covered parking structures and large industrial buildings. Solar power systems also have few, if any, moving parts and are generally guaranteed to operate for 20-25 years resulting, we believe, in low maintenance and operating costs and reliability compared to other forms of power generation.

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

We believe escalating fuel costs, environmental concerns and energy security make it likely that the demand for solar power systems will continue to grow. The federal government, and several states, have put a variety of incentive programs in place that directly spur the installation of grid-tied solar power systems, so that customers will “purchase” their own power generating system rather than “renting” power from a local utility. These programs include:

•
Rebates — to customers (or to installers) to reduce the initial cost of the solar power system, generally based on the size of the system. California and other states have rebates that can substantially reduce initial costs.

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

According to PV News, California and New Jersey account for approximately 90% of the U.S. residential market. We believe this is largely attributable to the fact that they currently have the most attractive incentive programs. The California Solar Initiative provides $3.2 billion of incentives toward solar development over 11 years. In addition, recently approved regulations in New Jersey require solar photovoltaic power to provide 2% of New Jersey’s electricity needs by 2020, requiring the installation of 1,500 megawatts of solar electric power. According to DSIRE (the Database of State Incentives for Renewable Energy) at least 19 other states also have incentive programs. We expect that such programs, as well as Federal grants, tax rebates and other incentives, will continue to drive growth in the solar power market for the near future.

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

Competition

The solar power design and integration industry is in its early stages of development and is highly fragmented, consisting of many small privately-held companies with limited operating histories and information available to us. We believe our primary competitors in the California market include REC, Solarcity and Real Goods. Several companies have expanded their market share in the California market by opening multiple offices within the state.

We believe the principal competitive factors in the solar power services industry include:

•	quality of service;
•	price;
•	company reputation;
•	installation technology; and
•	responsiveness to customer needs

We believe that our competitive advantages as a designer and integrator of solar power systems include:

•	Reduced System Installation Costs. Our proprietary panel technology enables us to simplify and reduce the cost of installation.
•
Brand Recognition. According to data from the California Solar Initiative, we ended the fourth quarter of 2009 with the fourth highest residential market share. We believe that the strength of the Akeena brand reputation along with being a public company are key factors in the decision process as consumers consider solutions to their solar power needs.

•
Experienced Management Team. Our Founder and CEO has been involved in solar power development since the 1970s and has been in the solar power industry since its infancy. Among other roles, our president, most recently the CFO at the company, was previously the CFO of a Fortune 500 media company, our CFO was previously the President/Publisher and CFO for two metropolitan newspapers and our EVP of Sales and Marketing previously served as President/Publisher, VP/Advertising and CFO for two major metropolitan newspapers. We believe this experience enables us to anticipate trends and identify superior products and technologies for our customers.

•
Superior Product. We have introduced our Andalay technology which significantly reduces the installation time, parts and costs, as well as providing superior reliability and aesthetics for customers when compared to other solar panel mounting products and technology. Andalay offers the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires;(ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

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

Andalay Solar Panel Technology

Based on our experience as a solar power designer and integrator over the past seven years, we believe we understand certain areas in which costs for installations can be significantly reduced. In September 2007, we introduced a new “plug and play” solar panel technology (“Andalay”) which we believe significantly reduces the installation time and costs, as well as providing superior reliability and aesthetics, when compared to other solar panels. Andalay offers the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires;(ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. Andalay AC panels deliver 5% to 25% more energy compared to ordinary panels, produce safe household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5% to 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers. We have applied for U.S. and international patents for Andalay.

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

Suppliers

The components used in our systems are purchased from a limited number of manufacturers. Suntech, Enphase and SMA accounted for over 90% of our purchases of photovoltaic panels, microinverters and inverters during 2009. Pursuant to our agreement with Suntech, they will provide us with volume manufacturing and delivery of our Andalay product. Pursuant to our agreement with Enphase, they will provide us with microinverters. We are subject to market price fluctuations for the components that we purchase for our installations.

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

We currently provide a five-year or ten-year warranty on our system installation. Solar panels, microinverters and inverters are excluded from this warranty since they are covered under the manufacturer’s warranty (generally 25, 15 and 10 years, respectively).

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

Proprietary Design Software

We have developed proprietary solar design software to perform the necessary site survey, initial design work, system performance, financial analysis, report generation and contract preparation required for installation of a solar power system in a single visit, for most residential customers. This software analyzes current utility rate options, current electric rates, system performance, tax rate scenarios, equipment costs, installation costs, incentives and other factors applicable to a specific customer’s circumstances. By using this software, we are able to standardize our product offerings, improve consistency in our project pricing, improve accuracy and consistency in cost estimates, and differentiate our customer presentations from that of our competitors.

Employees

As of March 3, 2010, Akeena Solar had 158 employees, of which 77 were operations employees, 44 sales and marketing employees, 28 general and administrative employees and 9 research and development employees. Of our total employees, 128 are full-time employees. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for 2009, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

Risks Related to Our Business

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of project financing for commercial solar installations and the risk of non-payment from both commercial and residential customers.

The continuing tight credit markets and weak global economy are contributing to an ongoing slowdown in the solar industry, which may worsen if these economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for Akeena. Further, these conditions and uncertainty about future economic conditions make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

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

We may need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings may dilute our stockholders. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

A significant portion of our sales and our accounts receivable in recent periods is related to sales of solar power systems that are financed through SunRun and if SunRun fails to provide financing, has financial difficulty or fails to pay us, our operating results could decline.

A large portion of our sales and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the year ended December 31, 2009, $9.3 million, or 33.0%, of our net sales were derived from SunRun. As of December 31, 2009, we had $1.4 million in accounts receivable from SunRun, which represented 30.0% of our gross accounts receivable. We anticipate that the percent of sales financed through SunRun will continue to increase in the future. If sales of our solar power systems that are financed through SunRun decline or cease, or if SunRun fails to pay us, our operating results could decline.

We are dependent upon our suppliers for the components used in the systems we design and install; and our major suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

The components used in our systems are purchased from a limited number of manufacturers. We source components (such as solar panels and inverters) from manufacturers such as Suntech, Enphase and SMA. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. In the past, the world market for solar panels experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

Geographical business expansion efforts we make could result in difficulties in successfully managing our business and consequently harm our financial condition.

As part of our business strategy, we may seek to expand into other geographic markets. We face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. During 2007, we commenced operations at our Bakersfield, Manteca and Santa Rosa offices in California. We commenced operations in Fresno (Clovis), California, through the purchase of customer contracts, and additionally, we opened offices in Lake Forest, Palm Springs, San Diego and Thousand Oaks (Westlake Village), California. During 2008, we opened offices in Connecticut and Colorado and consolidated our California Central Valley operations in Fresno (Clovis), closing offices in Bakersfield and Manteca. In March 2009, we closed our Connecticut and Colorado offices as part of our strategic goal to concentrate our installation business in California and expand our geographic reach through our distribution of Andalay AC panels. In December 2009, we closed our Thousand Oaks (Westlake Village) office and consolidated its operations into our other southern California offices and also moved our Lake Forest operation to Anaheim, California. We may seek additional locations for expansion. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. In addition, expansion efforts involve a number of other risks, including:

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

Installation of solar power systems are subject to oversight and regulation in accordance with federal and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. We attempt to keep up-to-date about these requirements on a federal, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exist metering caps in certain jurisdictions which effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid.

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

Warrants originally issued in March 2007 and June 2007 for the purchase of 588,010 shares of our common stock at a weighted-average exercise price of $3.83 per share, were subject to an adjustment triggered by our equity offering in March 2009, such that they became exercisable for an aggregate of 2,618,943 shares of our common stock at an exercise price of $0.86 per share. The number of shares of our common stock issuable upon exercise of those warrants, and therefore the dilution of existing common stockholders, is subject to increase as a result of certain sales of our securities that trigger the antidilution provisions of those warrants at a price below the applicable exercise price of those warrants. Future exercises of those warrants may dilute the ownership interests of our current stockholders.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 3, 2010, we had 36,779,212 shares of common stock outstanding (which includes 694,407 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 5,417,667 shares of common stock and options to purchase 2,518,529 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 20.8% of our outstanding common stock as of March 3, 2010. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, these rules and regulations resulted in increased compliance costs since 2008 and make certain activities more time consuming and costly.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

As of March 3, 2010, we had six offices. Our offices are located in Los Gatos, Fresno (Clovis), Anaheim, Santa Rosa, Palm Springs, and San Diego, California. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. We maintain installation offices at all of our facilities.

The following table indicates the approximate square footage for each of our leased office locations.

Property Location	Approximate Square Footage
Los Gatos, California	27,000
Fresno (Clovis), California	10,300
Anaheim, California	3,450
Santa Rosa, California	2,900
Palm Springs, California	3,200
San Diego, California	3,000

Item 3.  Legal Proceedings.

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. A hearing on the motion to dismiss is currently scheduled for May 24, 2010. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

On October 22, 2009, we filed a complaint against several defendants in the United States District Court Northern District of California (USPTO) for the direct and contributory infringement of our Andalay patent. Our suit alleges these defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in the Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the USPTO to have the Andalay patent re-examined. On February 16, 2010, we filed an opposition to defendants’ motion and are presently waiting for the hearing and the decision on the motion. The USPTO has not issued a decision as to whether it will accept defendants’ re-examination petition. Our alleged damages include loss of customer base and market share, and thus, the impairment of the value of the Andalay patent. We are aggressively pursuing this case.

We are also involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

Item 4.  (Removed and Reserved)

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

	High	Low
Fiscal Year 2008
First Quarter	$16.80	$4.52
Second Quarter	$8.90	$5.05
Third Quarter	$5.50	$3.01
Fourth Quarter	$4.75	$1.50
Fiscal Year 2009
First Quarter	$2.61	$0.58
Second Quarter	$1.98	$1.03
Third Quarter	$1.47	$1.03
Fourth Quarter	$1.76	$0.89

The last reported sale price of our common stock on the NASDAQ on March 3, 2010, was $1.10 per share. As of March 3, 2010, there were approximately 136 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

We maintain a 2006 Incentive Stock Plan (the “Stock Plan”). As of December 31, 2009, we had granted 2,568,320 shares of restricted stock under the Stock Plan, of which restrictions have lapsed as to 1,076,328 shares and 712,063 were forfeited or cancelled. As of December 31, 2009, 4,083,803 non-qualified stock options have been granted under the Stock Plan, of which 662,199 have vested and 1,565,274 were forfeited or cancelled. (See the information to be included under Item 11 of this Annual Report on Form 10-K for a detailed description of our equity compensation plan).

The information to be included under Item 11 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information as of December 31, 2009” is incorporated herein by reference.

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from August 31, 2006 (when our common stock was first registered under Section 12 of the Exchange Act) through December 31, 2009 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Clean Edge Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	8/06	12/06	12/07	12/08	12/09

Akeena Solar, Inc.	100.00	92.86	284.29	61.43	44.64
NASDAQ Composite	100.00	111.70	121.21	71.63	103.47
NASDAQ Clean Edge Green Energy*	100.00	96.33	179.32	70.33	93.78

*  The NASDAQ Clean Edge U.S. Liquid Series name was changed to NASDAQ Clean Edge Green Energy.

Item 6.  Selected Financial Data.
The following table sets forth our selected consolidated financial information for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, and have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended December 31, 2006 and 2005 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The information presented below should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	2009	2008	2007	2006	2005
Net sales	$28,205,830	$40,761,302	$32,211,761	$13,390,139	$7,191,391
Cost of sales	21,625,163	34,796,546	25,372,691	10,444,539	5,595,475
Gross profit before revaluation of inventory	6,580,667	5,964,756	6,839,070	2,945,600	1,595,916
Revaluation of inventory	—	2,646,292	—	—	—
Gross profit	6,580,667	3,318,464	6,839,070	2,945,600	1,595,916
Operating expenses
Sales and marketing	6,183,933	8,618,139	5,978,799	1,562,732	547,810
General and administrative	13,719,041	19,052,489	11,941,700	3,124,454	1,034,448
Total operating expenses	19,902,974	27,670,628	17,920,499	4,687,186	1,582,258
Gain (loss) from operations	(13,322,307)	(24,352,164)	(11,081,429)	(1,741,586)	13,658
Other income (expense)
Interest income (expense), net	(34,351)	4,786	34,650	(67,655)	(11,806)
Adjustment to the fair value of common stock warrants	(2,488,204)	—	—	—	—
Total other income (expense)	(2,522,555)	4,786	34,650	(67,655)	(11,806)
Gain (loss) income before provision for income taxes	(15,844,862)	(24,347,378)	(11,046,779)	(1,809,241)	1,852
Provision for income taxes	—	—	—	—	—
Net loss	$(15,844,862)	$(24,347,378)	$(11,046,779)	$(1,809,241)	$1,852
Loss per common and common equivalent share: (1)
Basic	$(0.48)	$(0.84)	$(0.51)	$(0.15)	$0.00
Diluted	$(0.48)	$(0.84)	$(0.51)	$(0.15)	$0.00
Weighted average shares used in computing loss per common and common equivalent share:
Basic	32,154,674	28,121,278	21,095,082	11,431,642	8,000,000
Diluted	32,154,674	28,121,278	21,095,082	11,431,642	8,000,000

	2009	2008	2007	2006	2005
Working capital	$6,788,493	$14,194,220	$33,140,695	$1,009,766	$(64,389)
Total assets	18,584,321	42,138,388	46,324,307	7,531,864	3,007,536
Total debt	596,244	19,545,526	907,239	776,430	542,558
Total stockholders’ equity	8,112,310	15,874,333	34,812,075	1,389,450	(797)

(1) Calculated in accordance with ASC 260-10-45 to 65. Prior year amounts have been adjusted accordingly.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements,” which can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described on page 1 of this Annual Report, and the risks described in Item 1A above.

Company Overview

We are a designer, integrator and installer of solar power systems and a designer of solar panels with integrated microinverters (which we call AC solar panels). We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Suntech, Enphase and SMA. We have provided installation services in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut. We sell our AC solar panels to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail home improvement outlets. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national integrators of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association.

Akeena Solar was formed in February 2001 as a California corporation under the name “Akeena, Inc.” and reincorporated as a Delaware corporation in June 2006, at which time its name was changed to “Akeena Solar, Inc.” As of December 31, 2009, we had six offices. Our offices are located in Los Gatos, Fresno (Clovis), Anaheim, Santa Rosa, Palm Springs and San Diego, California. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com. The information on our web site is not incorporated herein by reference.

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

In September 2007, we introduced our new solar panel technology (“Andalay”), which has significantly reduced the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our Andalay panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have an agreement with Suntech Power Holdings Co. Ltd. (“Suntech”) to provide volume manufacturing and delivery of our Andalay product used in our solar system installations. On August 5, 2008, we received from the United States Patent and Trademark Office U.S. Patent #7,406,800 which covers key claims of our Andalay solar panel technology, as well as U.S. Trademark #3481373 for registration of the mark “Andalay.”

In February 2009, we announced a strategic partnership with Enphase, a leading manufacturer of microinverter products, to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net sales:

	Years Ended December 31,
	2009	%	2008	%	2007	%
Net sales	$28,205,830	100.0	$40,761,302	100.0	$32,211,761	100.0
Cost of sales	21,625,163	76.7	34,796,546	85.4	25,372,691	78.8
Gross profit before revaluation of inventory	6,580,667	23.3	5,964,756	14.6	6,839,070	21.2
Revaluation of inventory	—	0.0	2,646,292	6.5	—	0.0
Gross profit	6,580,667	23.3	3,318,464	8.1	6,839,070	21.2
Operating Expenses
Sales and marketing	6,183,933	21.9	8,618,139	21.1	5,978,799	18.5
General and administrative	13,719,041	48.6	19,052,489	46.7	11,941,700	37.1
Total operating expenses	19,902,974	70.6	27,670,628	67.9	17,920,499	55.6
Loss from operations	(13,322,307)	(47.2)	(24,352,164)	(59.7)	(11,081,429)	(34.4)
Other income (expense)
Interest income (expense), net	(34,351)	(0.1)	4,786	0.0	34,650	0.1
Adjustment to the fair value of common stock warrants	(2,488,204)	(8.8)	—	—	—	—
Total other income (expense)	(2,522,555)	(8.9)	4,786	0.0	34,650	0.1
Loss before provision for income taxes	(15,844,862)	(56.2)	(24,347,378)	(59.7)	(11,046,779)	(34.3)
Provision for income taxes	—	0.0	—	0.0	—	0.0
Net loss	$(15,844,862)	(56.2)	$(24,347,378)	(59.7)	$(11,046,779)	(34.3)

Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

Net sales

Net sales totaled $28.2 million for the year ended December 31, 2009 as compared to $40.8 million for the same period in 2008, or a decrease of 30.8% from 2008. We installed 3,543 kilowatts (kW) of solar power systems for the year ended December 31, 2009 as compared to 5,163 kW for the same period in 2008, a decline of 31.4%, primarily due to a decrease in commercial installations and lower residential revenue related to the closure of our Colorado and Connecticut offices in March 2009. During the year ended December 31, 2009, we were operating seven offices in California and one office each in Colorado, Connecticut and New Jersey as compared to nine offices in California and one office each in Colorado, Connecticut and New Jersey for the year ended December 31, 2008. During March 2009, our offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution for those markets and as part of our cost reduction initiatives.

Cost of sales

Cost of sales as a percent of sales, including all installation expenses, during the year ended December 31, 2009 was 76.7% of net sales as compared to 85.4% during the year ended December 31, 2008. The decrease in cost of sales as a percent of sales was primarily due to lower panel costs, lower direct labor costs due to efficiencies gained with our Andalay panels and lower Andalay component costs. Gross profit margin for the year ended December 31, 2009 was 23.3% of net sales compared to 8.1% for the year ended December 31, 2008. In December 31, 2008, we recorded a $2.6 million revaluation of inventory to reflect both the decline in the year end market price of solar panels compared to our original cost as well as the lower year end cost for Andalay’s integrated wiring, grounding and mounting technology. Excluding this $2.6 million revaluation, gross profit margin was 14.6% of net sales for the year ended December 31, 2008. Our average sales price of solar power systems was $7,300 per kilowatt (kW) installed for 2009 as compared to $7,900 per kW installed in 2008.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2009 were $6.2 million, or 21.9% of net sales as compared to $8.6 million, or 21.1% of net sales during the same period of the prior year. The decrease in sales and marketing expenses for the year ended December 31, 2009 was primarily due to lower sales and marketing payroll and sales commissions of $1.4 million related to a headcount decrease by twenty-three sales and marketing employees as of December 31, 2009 compared to December 31, 2008. Expenditures for advertising, public relations, trade shows and conferences decreased $713,000 as compared to the prior year. Sales and marketing stock-based compensation decreased approximately $210,000 as compared to the prior year.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2009 were $13.7 million, or 48.6% of net sales as compared to $19.1 million, or 46.7% of net sales during the prior year. The decrease in general and administrative expenses for the year ended December 31, 2009 was primarily due to lower general and administrative payroll and bonus expenses of $1.9 million compared to December 31, 2008. The decrease in general and administrative expenses was also due to the absence of two non-cash charges recorded in 2008, a $1.0 million provision for bad debts and a $200,000 reserve for future lease payments related to two vacated offices in California. Other general and administrative expense declines compared to the prior year included research and development costs of $328,000, professional fees of $194,000, travel and entertainment costs of $318,000, office supplies, postage and telephone costs of $259,000, insurance of $160,000 and SOX implementation costs of $128,000. General and administrative stock-based compensation decreased approximately $800,000 as compared to the prior year.

Interest, net

During the year ended December 31, 2009, interest expense was approximately $143,000, mostly offset by interest income of $109,000. Interest expense was $428,000 during year ended December 31, 2008, which was more than offset by interest income of $433,000 during the period.

Adjustment to the fair value of common stock warrants

During the year ended December 31, 2009, we recorded adjustments to the fair value of common stock warrants accounted for as a liability resulting in a $2.5 million non-cash charge in our consolidated statements of operations. The adjustments included mark-to-market adjustments and adjustments to reflect extensions in warrant terms and the issuance of additional warrants in accordance with provisions of the warrant agreements.

Income taxes

During the year ended December 31, 2009 and December 31, 2008, there was no income tax expense or benefit for federal and state income taxes reflected in our consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Year Ended December 31, 2008 as compared to Year Ended December 31, 2007

Net sales

Net sales totaled $40.8 million for the year ended December 31, 2008, as compared to $32.2 million in 2007, or an increase of 26.5%. The increase was due to a higher volume of residential installations for the year ended December 31, 2008 as compared to 2007. The increased volume reflected widening acceptance of photovoltaic technology on the consumer level. At December 31, 2008, we were operating seven offices in California and one office each in Colorado and Connecticut, as compared to eight offices in California and one office in New Jersey at December 31, 2007.

Cost of sales

Cost of sales, including all installation expenses, during the year ended December 31, 2008 was 85.4% of sales, as compared to 78.8% in 2007. Gross profit for the year ended December 31, 2008 (before revaluation of inventory) was 14.6% of net sales, as compared to 21.2% in 2007. The decline in gross profit over the same period of the prior year reflects increased panel cost related to the introductory costs and higher mix of Andalay installations in residential projects, along with higher subcontractor costs associated with commercial projects. Our average sales price for solar power systems remained relatively constant at $7,900 per kilowatt installed for 2008 and 2007.

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

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2008 were 21.1% of net sales as compared to 18.5% of net sales during the prior year. Sales and marketing expenses were approximately $8.6 million for the year ended December 31, 2008 as compared to approximately $6.0 million in 2007. This increase for the year ended December 31, 2008 as compared to the prior year, was due to an increase in sales commissions, as a result of higher sales, advertising expense, public relations expense, internet marketing expense, trade shows and conferences expense and stock-based compensation expense.

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

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels, microinverters and inverters, and to cover our payroll and lease expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. Revenue grew significantly through 2008 and our operating expenses and need for working capital to support that growth grew faster. In 2009, revenue declined as a result of general economic conditions, and we took actions to reduce our operating expenses and address our working capital needs through a combination of expense reductions, careful management of our operations and raising capital through equity offerings. We have plans to reach breakeven cash flow from operations in the coming year, but we have not reached that goal yet. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even. As of December 31, 2009 we had approximately $5.8 million in cash on hand. We intend to address ongoing working capital needs through continued careful management of our operations along with ongoing efforts to raise additional equity and to obtain a replacement asset-backed credit facility.

We took cost reduction measures in early 2009, including reductions in force and the closure of our Connecticut and Colorado offices. In February 2009, we eliminated approximately 45 positions, or approximately 25% of our workforce, and reduced the regular hours and salaries of our remaining workforce by 10%. The office closures occurred in March 2009 and were part of our change in strategy to focus our installation efforts in California and expand our geographic reach through distribution. We believe these measures adjusted our capacity to a level that reflected our customer demand and our improved efficiency in sales, design and installation. These changes have resulted in a significant reduction in our monthly operating expenses.

We completed stock and warrant offerings in March, April and June 2009, and entered into a securities purchase agreement in October 2009 (described below). In addition to the proceeds from those offerings, we are currently benefiting from a lower cost structure as a result of our November 2008 reduction in force, our February 2009 cost reduction actions and the March 2009 office closures. We believe the combination of our improved gross margins (as a result of lower world-wide panel prices), a more streamlined cost structure, and tight expense control will allow us to achieve cash flow breakeven in the coming year. In the event that our revenue is lower than anticipated, further staffing reductions and expense cuts could occur.

We have the ability to raise capital through our October 2009 securities purchase agreement. As an additional potential source of capital, the terms of our March, April and June 2009 equity offerings provide the possibility for us to receive additional proceeds over the next several months upon the exercise of warrants, depending on market conditions. We have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We are also pursuing discussions with banks for an asset-backed credit line. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our 2007 Credit Facility with Comerica Bank. As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, other than maintaining a $1.0 million cash collateral balance, and we are in compliance with the terms of the 2009 Bank Facility as of December 31, 2009.

Equity Financing Activity

On March 3, 2009, we closed a registered offering of securities pursuant to a securities purchase agreement with certain investors, dated February 26, 2009 (the “March 2009 Offering”). Net proceeds to us from the offering were approximately $1.4 million, after deducting the placement agents’ fees and estimated expenses. In the March 2009 Offering, we sold units consisting of an aggregate of (i) 1,785,714 shares of Common Stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which were convertible into a maximum aggregate of 539,867 shares of Common Stock; (iii) Series E Warrants to purchase up to 1,339,286 shares of Common Stock at a strike price of $1.34 per share, which warrants are not exercisable until nine months after the closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of Common Stock (subject to reduction share for share to the extent shares of Common Stock were issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants were immediately exercisable and had a term of 150 trading days the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of Common Stock at a strike price of $1.12 per share, which warrants were immediately exercisable and had a term of 67 trading days from the Closing (the “Original Series G Warrants”). During March, the 2,000 shares of Series A Preferred Stock issued in the financing converted into 539,867 shares of Common Stock. As a result of issuance of the conversion shares, the shares of Common Stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

On April 20, 2009, we entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired the Original Series G Warrants. In the Amendment Agreement, the investors agreed to exercise 425,000 of their Original Series G Warrants, with gross proceeds to us of $476,000. In conjunction with that exercise, we agreed to amend the terms of the remaining Original Series G Warrants, such that the unexercised balance of the Original Series G Warrants had a term that was extended until August 10, 2009, and to issue to the investors additional, newly issued Series G Warrants to purchase up to an aggregate of 1,275,000 shares of our common stock on the same terms as the amended Original Series G Warrants at a strike price of $1.12 per share (the “Additional Series G Warrants”).

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors agreed to the immediate exercise of a portion of their Series G Warrants, for a total of 625,000 shares of Common Stock with gross proceeds to us of $700,000. In conjunction with that exercise, we and the investors agreed to further amend the remaining Series G Warrants, to extend the term of the unexercised balance of the Series G Warrants until November 6, 2009 and to delete certain of the potential adjustment provisions. In addition, we issued new Series H Warrants to purchase up to an aggregate of 625,000 shares of Common Stock at a strike price of $1.34 per share. The Series H Warrants became exercisable on December 1, 2009 and have a term of nine months from the day they first become exercisable.

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

The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of December 31, 2009, we had approximately $5.8 million in cash and cash equivalents. As of December 31, 2009, we had approximately $1.0 million in additional borrowing capacity available under our 2009 Bank Facility.

Cash provided from operating activities was approximately $1.4 million for the year ended December 31, 2009, primarily from a $5.2 million decrease in inventory, a $3.2 million decrease in accounts receivable, a $1.9 million decrease in prepaid expenses other current assets and a $2.4 million increase in accounts payable, which were partially offset by an $1.1 decrease in accrued liabilities and accrued warranty and a $439,000 decrease in deferred revenue. During the year ended December 31, 2009, we primarily used existing solar panel inventory for our installations, offset by purchases of approximately $4.7 million of solar panels during the year ended December 31, 2009. Accounts receivable and deferred revenue decreased as a result of lower revenue, while the decreases in prepaid expenses and other current assets and accrued liabilities and accrued warranty and increases in accounts payable were primarily due to the timing of payments. Cash used in operating activities was approximately $24.8 million for the year ended December 31, 2008, primarily due to a $4.3 million increase in inventory, a $703,000 increase in prepaid expenses and other current assets and a $ 4.8 million decrease in accounts payable, partially offset by $3.3 million in non-cash stock-based compensation expense, the $2.6 million write-down of inventory and the $1.1 million increase in bad debt expense. The increase in inventory was primarily the purchase of solar panels, while the increase in prepaid expenses and other current assets and the decrease in accounts payable were due to the timing of payments.

Cash used in investing activities was $118,000 for the year ended December 31, 2009, primarily due to the purchase of additional vehicles and computer equipment. Cash used in investing activities was approximately $611,000 for the year ended December 31, 2008, primarily due to the purchase of property and equipment, primarily the purchase of vehicles and office furniture and equipment.

Cash provided by financing activities was approximately $4.4 million for the year ended December 31, 2009. During the year ended December 31, 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million utilizing $17.5 million of restricted cash. Also for the year ended December 31, 2009, we received proceeds of $1.4 million for the issuance of common shares pursuant to our stock offering, net of $617,000 in fees, $1.0 million in proceeds from a securities purchase agreement, net of $123,000 in fees and proceeds of approximately $3.4 million from the exercise of warrants to purchase our common stock, net of $580,000 in fees. Cash provided by financing activities was approximately $3.2 million for the year ended December 31, 2008, primarily the result of borrowings of $18.7 million under our revolving line of credit, offset by restricted cash of $17.5 million, and from $2.3 million in proceeds from the exercise of common stock warrants.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,037,199	$632,751	$404,448	$—	$—
Vehicle loans	575,430	222,583	352,847	—	—
Capital leases	20,814	18,086	2,728	—	—
	$1,633,443	$873,420	$760,023	$—	$—

During the year ending December 31, 2010, we expect to receive $49,000 related to a sublease.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2009 and 2008 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion (cost to cost) method for commercial installations.

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

Goodwill and other intangible assets. We do not amortize goodwill, but rather test goodwill for impairment at least annually. A customer list was being amortized over the estimated useful life of the list, which was determined to be eighteen months, and was fully amortized as of December 31, 2008. Patents and are being amortized over the estimated useful life, which was determined to be seventeen years.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification (ASC) Topic 105 - Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105) was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification does not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05), which was primarily codified into Topic 815 - Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010. As such, effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date. As of December 31, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.06%, expected life ranging from 0.2-0.4 years, an expected volatility factor of 111.7% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $1.3 million as of December 31, 2009. As such, we recognized a $1.0 million non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which was primarily codified into Topic 815 - Derivatives and Hedging in the ASC. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 was effective for fiscal years beginning after November 15, 2008. As of December 31, 2009, we have derivatives of $2,536,402 related to the common stock warrant liabilities. The derivatives instruments were not entered into as hedging activities and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

ASC Topic 320 - Investments - Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (ASC 320) was originally issued in April 2009 and is now included in ASC 320. The guidance amends the previous other-than-temporary impairment guidance for debt securities and included additional presentation and disclosure requirements for both debt and equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 820 - Fair Value Measurements and Disclosures (Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) (ASC 820) was originally issued in April 2009 and is now included in ASC 820. The guidance reaffirms the exit price fair value measurement concept and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 825 — Financial Instruments (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (ASC 825) was originally issued in April 2009 and is now included in ASC 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was adopted for interim reporting periods ending after June 15, 2009 and the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 855 - Subsequent Events (Statement No. 165, Subsequent Events) (ASC 855) was originally issued in May 2009 and is now included in ASC 855. The guidance establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was adopted for interim reporting periods ending after June 15, 2009 and the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 810 - Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

ASC Topic 860 - Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (ASC 860) was originally issued in June 2009 and is now included in ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Update (ASU) 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6.

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

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2009 is related to the investment of our cash into highly liquid financial investments. As of December 31, 2009, we held $4.6 million in a money market account. Based upon our balance of cash, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $46,000. A change in interest rates would not materially change the fair market value of our money market investments. As of December 31, 2009, there was no balance outstanding under the 2009 Bank Facility. If we were to borrow the maximum $1 million under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as the purchase of our solar panels from manufacturers outside the United States is denominated in U.S. currency.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Akeena Solar, Inc.

We have audited the accompanying consolidated balance sheets of Akeena Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Akeena Solar, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc

San Francisco, California
March 8, 2010

AKEENA SOLAR, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current assets
Cash and cash equivalents	$5,804,458	$148,230
Restricted cash	—	17,500,000
Accounts receivable, net	4,118,358	7,660,039
Other receivables	274,169	331,057
Inventory, net	4,869,934	10,495,572
Prepaid expenses and other current assets, net	1,818,570	3,704,375
Total current assets	16,885,489	39,839,273
Property and equipment, net	1,248,994	1,806,269
Goodwill	298,500	298,500
Other assets, net	151,338	194,346
Total assets	$18,584,321	$42,138,388
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,277,599	$1,922,480
Customer rebate payable	60,106	271,121
Accrued liabilities	1,174,979	2,347,249
Accrued warranty	1,187,999	1,056,655
Common stock warrant liability	2,536,402	—
Deferred revenue	619,242	1,057,941
Credit facility	—	18,746,439
Current portion of capital lease obligations	18,086	23,292
Current portion of long-term debt	222,583	219,876
Total current liabilities	10,096,996	25,645,053
Capital lease obligations, less current portion	2,728	20,617
Long-term debt, less current portion	352,847	535,302
Other long-term liabilities	19,440	63,083
Total liabilities	10,472,011	26,264,055
Commitments, contingencies and subsequent events (Notes 18 and 22)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 36,406,944 and 29,340,418 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	36,407	29,340
Additional paid-in capital	59,897,553	52,820,224
Accumulated deficit	(51,821,650)	(36,975,231)
Total stockholders’ equity	8,112,310	15,874,333
Total liabilities and stockholders’ equity	$18,584,321	$42,138,388

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Net sales	$28,205,830	$40,761,302	$32,211,761
Cost of sales	21,625,163	34,796,546	25,372,691
Gross profit before revaluation of inventory	6,580,667	5,964,756	6,839,070
Revaluation of inventory	—	2,646,292	—
Gross profit	6,580,667	3,318,464	6,839,070
Operating expenses
Sales and marketing	6,183,933	8,618,139	5,978,799
General and administrative	13,719,041	19,052,489	11,941,700
Total operating expenses	19,902,974	27,670,628	17,920,499
Loss from operations	(13,322,307)	(24,352,164)	(11,081,429)
Other income (expense)
Interest income (expense), net	(34,351)	4,786	34,650
Adjustment to the fair value of common stock warrants	(2,488,204)	—	—
Total other income (expense)	(2,522,555)	4,786	34,650
Loss income before provision for income taxes	(15,844,862)	(24,347,378)	(11,046,779)
Provision for income taxes	—	—	—
Net loss	$(15,844,862)	$(24,347,378)	$(11,046,779)
Loss per common and common equivalent share: (1)
Basic	$(0.48)	$(0.84)	$(0.51)
Diluted	$(0.48)	$(0.84)	$(0.51)
Weighted average shares used in computing loss per common and common equivalent share:
Basic	32,154,674	28,121,278	21,095,082
Diluted	32,154,674	28,121,278	21,095,082

(1) Calculated in accordance with ASC 260-10-45 to 65. Prior year amounts have been adjusted accordingly. See Note 2. Earnings per share.

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2006	16,232,373	$16,233	$2,955,571	$(1,581,074)	$1,390,730
Proceeds from issuance of common stock at $1.97 under private placement, $0.001 par value	2,062,304	2,062	4,060,677	—	4,062,739
Proceeds from issuance of common stock at $2.75 under private placement, $0.001 par value	4,567,270	4,567	12,555,426	—	12,559,993
Proceeds from issuance of common stock at $7.00 under private placement, $0.001 par value	3,728,572	3,729	26,096,275	—	26,100,004
Total placement agent fees and registration fees	—	—	(5,462,376)	—	(5,462,376)
Warrants issued to placement agent and warrants issued for finder’s fees	—	—	2,436,330	—	2,436,330
Issuance of common stock at $3.21, as per an account purchase agreement, $0.001 par value	54,621	55	175,513	—	175,568
Issuance of common stock at $3.14, as per an asset purchase agreement, $0.001 par value	100,000	100	313,900	—	314,000
Grants of restricted stock, net of forfeitures	646,743	646	(646)	—	—
Stock-based compensation expense	—	—	2,248,096	—	2,248,096
Exercise of warrants for common stock at various exercise prices,	641,967	642	2,033,129	—	2,033,771
Net loss	—	—	—	(11,046,779)	(11,046,779)
Balance at December 31, 2007	28,033,850	28,034	47,411,895	(12,627,853)	34,812,076
Total placement agent fees and registration fees	—	—	(182,944)	—	(182,944)
Issuance of common stock at $3.14, as per an asset purchase agreement, $0.001 par value	29,481	29	(29)	—	—
Grants of restricted stock, net of forfeitures	653,709	654	(654)	—	—
Stock-based compensation expense	—	—	3,298,821	—	3,298,821
Exercise of warrants for common stock at various exercise prices,	623,378	623	2,293,135	—	2,293,758
Net loss	—	—	—	(24,347,378)	(24,347,378)
Balance at December 31, 2008	29,340,418	29,340	52,820,224	(36,975,231)	15,874,333
Cumulative effect of reclassification of warrants	—	—	(1,287,795)	998,443	(289,352)
Issuance of common stock pursuant to a registration statement	1,785,714	1,786	1,381,086	—	1,382,872
Fair value of warrants issued in connection with stock offering	—	—	(1,676,282)	—	(1,676,282)
Conversion of preferred stock and issuance of shares of common stock	539,867	540	463,745	—	464,285
Reclassification of common stock warrant liability to additional paid-in capital	—	—	777,415	—	777,415
Conversion of common stock warrant liability upon exercise of warrants	—	—	372,344	—	372,344
Fair value of warrants issued in connection with induced exercise	—	—	303,391	—	303,391
Grants of restricted stock, net of forfeitures	170,247	170	(7,355)	—	(7,185)
Stock-based compensation expense	—	—	2,288,488	—	2,288,488
Exercise of warrants for common stock at various exercise prices,	3,655,121	3,655	3,462,680	—	3,466,335
Issuance of common stock pursuant to a securities purchase agreement	915,577	916	999,612	—	1,000,528
Net loss	—	—	—	(15,844,862)	(15,844,862)
Balance at December 31, 2009	36,406,944	$36,407	$59,897,553	$(51,821,650)	$8,112,310
The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
	2009	2008	2007
Cash flows from operating activities
Net loss	$(15,844,862)	$(24,347,378)	$(11,046,779)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation	675,447	601,450	201,245
Amortization of customer list, customer contracts and patents	4,942	144,302	319,233
Bad debt expense	351,744	1,070,245	53,677
Provision for obsolete inventory	400,000	41,481	12,000
Fair value adjustment of common stock warrants	2,488,204	—	—
Non cash stock-based compensation expense	2,288,488	3,298,821	2,248,096
Inventory revaluation	—	2,646,292	—
Loss on asset disposal	—	—	1,388
Changes in assets and liabilities:
Accounts receivable	3,189,937	734,771	(6,084,163)
Other receivables	56,888	(52,421)	(273,636)
Inventory	5,225,638	(4,334,878)	(7,068,651)
Prepaid expenses and other current assets	1,885,805	(703,452)	(2,221,538)
Other assets	38,066	(36,206)	(138,129)
Accounts payable	2,355,119	(4,793,995)	4,662,908
Customer rebate payable	(211,015)	(74,976)	(850,266)
Accrued liabilities and accrued warranty	(1,040,926)	1,324,318	939,747
Deferred revenue	(438,699)	(384,893)	461,380
Other long-term liabilities	(43,643)	63,083	—
Net cash provided for (used in) operating activities	1,381,133	(24,803,436)	(18,783,488)
Cash flows from investing activities
Acquisition of property and equipment	(118,172)	(611,152)	(1,680,661)
Acquisition of customer list	—	—	(77,000)
Increase (decrease) in amount due from related party	—	—	21,825
Acquisition of Alternative Energy, Inc.	—	—	(80,000)
Net cash used in investing activities	(118,172)	(611,152)	(1,815,836)
Cash flows from financing activities
Borrowing on long-term debt	57,335	122,975	819,468
Repayment of long-term debt	(237,083)	(204,237)	(90,542)
Borrowings (repayments) on line of credit, net	(18,746,439)	18,746,439	(500,000)
Payment of capital lease obligations	(23,095)	(26,890)	(38,722)
Restricted cash	17,500,000	(17,500,000)	—
Issuance of common stock under private placement	—	—	42,722,736
Proceeds from stock offering	2,000,000	—	—
Proceeds from securities purchase agreement	1,123,998	—	—
Proceeds from exercise of warrants	4,045,968	2,293,758	2,033,771
Payment of placement agent fees and registration fees	(1,320,232)	(182,944)	(3,026,046)
Repurchase of vested restricted stock for employee taxes	(7,185)	—	—
Net cash provided by financing activities	4,393,267	3,249,101	41,920,665
Net (decrease) increase in cash and cash equivalents	5,656,228	(22,165,487)	21,321,341
Cash and cash equivalents
Beginning of year	148,230	22,313,717	992,376
End of year	$5,804,458	$148,230	$22,313,717

Supplemental cash flows disclosures:
Cash paid during the year for interest	$142,857	$287,160	$112,474
Non cash investing and financing activities
Fair value of warrants issued in stock offerings	$1,676,282	$—	$—
Initial fair value of preferred stock issued in offering	$380,600	$—	$—
Conversion of preferred stock to common stock	$464,285	$—	$—
Conversion of common stock liability upon exercise of warrants	$372,344	$—	$—
Reclassification of common stock warrant liability to additional paid-in capital	$777,415	$—	$—
Fair value of warrants issued in connection with induced exercise	$303,391	$—	$—
Issuance of common stock warrants for placement agent fees and finder’s fees	$—	$—	$2,436,330
Issuance of common stock under account purchase agreements and settlement agreements	$—	$213,555	$175,568
Issuance of common stock for purchase of net assets under an asset purchase agreement	$—	$—	$314,000
Assets acquired under capital lease	$—	$—	$54,638
Vehicle loans assumed under asset purchase agreement	$—	$—	$61,534

The accompanying notes are an integral part of these consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

1.	Description of Business

Akeena Solar, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, we reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, we entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

We are a designer, integrator and installer of solar power systems and a designer of solar panels with integrated microinverters (which we call AC solar panels). We market, sell, design and install systems for residential and commercial customers and we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets.

Reclassifications

Certain line items in our consolidated balance sheets and consolidated statements of changes in stockholders’ equity have been reclassified to conform to the current presentation. Unvested restricted stock grants to employees, which amounted to 879,581 shares of our common stock as of December 31, 2008, have now been included in stockholders’ equity and in shares issued and outstanding since these shares include voting and dividend rights. The change to common stock was an increase of $880, offset by a decrease of the same amount to additional paid in capital.

2.  Summary of Significant Accounting Policies

Liquidity and Financial Condition

We believe our current cash and cash equivalent balances, projected financial results and other potential financing options provide sufficient resources and operating flexibility through at least the next 12 months.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents, which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments.

Accounts Receivable

We regularly evaluate the collectability of our accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have historically been minimal and within our expectations. We consider a number of factors when estimating credit losses, including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information. During the fourth quarter of 2008, we recorded a $1 million provision for bad debts, primarily related to a customer who lost project funding. During March 2009, we reached a resolution with the customer resulting in a settlement providing us a combination of cash, other consideration and a promissory note for $675,000. Accounts receivable consist of trade receivables and amounts due from state agencies for rebates on state-approved solar systems installed. These rebate amounts are passed on to the customer, usually at the time the customer is billed, or in certain instances, when the money is received by us from the states. Included within customer rebates payable at December 31, 2009 and 2008 is approximately $60,000 and $271,000, respectively, of rebates payable to customers. Usually, the various states remit the rebate amounts to us within 90-120 days.

Inventory

Inventory is stated at the lower of cost (on an average basis) or market value. We determine cost based on the weighted-average purchase price and include both the costs of acquisition and the shipping costs in inventory. We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value.

Prepaid Expenses and Other Current Assets, net

Prepaid expenses and other current assets, net, include approximately $7,000 and $625,000 as of December 31, 2009 and 2008, respectively, of contract costs that are not currently billable for percentage-of-completion projects.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We do not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2009 and 2008.

Goodwill and Other Intangible Assets

We do not amortize goodwill, but rather test goodwill for impairment at least annually. We evaluated the goodwill for impairment during the year ended December 31, 2009 and determined that there were no indicators of impairment that would require an adjustment at December 31, 2009. A customer list was amortized over the estimated useful life of the list, which was determined to be eighteen months and was fully amortized as of December 31, 2008. Patents of $71,000, net of $10,000 of accumulated amortization, are included in Other assets, net as of December 31, 2009, and are being amortized over the estimated useful life, which was determined to be seventeen years. Amortization expense of patents was approximately $5,000 in each of the years ended December 31, 2009 and 2008. No amortization expense of patents was incurred in 2007. Estimated amortization expense of patents for the five years subsequent to December 31, 2009, is approximately $5,000 per year.

Manufacturer and Installation Warranties

We warrant our products for various periods against defects in material or installation workmanship. We provide for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranty on the solar panels and the inverters range from 5 to 25 years. We assist our customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. We record a provision for the installation warranty, within cost of sales, based on our historical experience and our expectations of the probable future cost to be incurred in honoring our warranty commitment. The liability for the installation warranty of approximately $1.2 million and approximately $1.1 million at December 31, 2009 and December 31, 2008, respectively, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for the installation warranty consists of the following:

	December31, 2009	December31, 2008
Beginning accrued warranty balance	$1,056,655	$647,706
Reduction for labor payments and claims made under the warranty	(103,763)	(397,382)
Accruals related to warranties issued during the period	235,107	806,331
Ending accrued warranty balance	$1,187,999	$1,056,655

Fair Value of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

Revenue Recognition and Deferred Revenue

Revenue from installation of a system is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. In general, we recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion (cost to cost) method for commercial installations. Revenue recognition methods for revenue streams that fall under other categories are determined based on facts and circumstances.

Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years). See the “Manufacturer and Installation Warranties” discussion above.

Deferred revenue consists of installations initiated but not completed within the reporting period.

Stock-based Compensation

We apply the fair value method under Accounting Standards Codification (ASC) 718 (formerly SFAS No. 123(R)) in accounting for our 2001 Stock Option Plan and our 2006 Stock Incentive Plan. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant.

Advertising

We expense advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2009, 2008 and 2007 was approximately $1.0 million, $1.2 million and $1.0 million, respectively.

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the years ended December 31, 2009, 2008 and 2007, we expensed $789,000, $1.1 million and $973,000, respectively, in research and development costs.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold. Amounts billed to customers for shipping and handling are recorded as revenue and are not significant for the years ended December 31, 2009, 2008 and 2007.

Income Taxes

We were a Subchapter S corporation until June 2006, and any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes.

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. We apply the provisions of ASC 740, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Earnings Per Share

As of January 1, 2009, we adopted Accounting Standards Codification (ASC) 260 (formerly Financial Accounting Standards Board Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1) (ASC 260), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260 (formerly Statement of  Financial Accounting Standards (SFAS) No. 128), Earnings Per Share. As required by the Staff Position, prior period net income (loss) per share data has been adjusted retrospectively. The effect of the adoption of the Staff Position was not material to our net loss per share.

In accordance with the Staff Position, basic net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the denominator for basic net income (loss) per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Months Ended December 31,
	2009	2008	2007
Basic:
Numerator:
Net income (loss)	$(15,844,862)	$(24,347,378)	$(11,046,779)
Less: Net income (loss) allocated to participating securities	382,428	616,121	299,249
Net income (loss) attributable to stockholders	$(15,462,434)	$(23,731,257)	$(10,747,530)
Denominator:
Weighted average shares outstanding	32,949,947	28,851,375	21,682,443
Weighted average unvested restricted shares outstanding	(795,273)	(730,097)	(587,361)
Denominator for basic net income (loss) per share	32,154,674	28,121,278	21,095,082

Basic net income (loss) per share attributable to common stockholders	$(0.48)	$(0.84)	$(0.51)

Diluted:
Numerator:
Net income (loss)	$(15,844,862)	$(24,347,378)	$(11,046,779)
Less: Net income (loss) allocated to participating securities	382,428	616,121	299,249
Net income (loss) attributable to stockholders	$(15,462,434)	$(23,731,257)	$(10,747,530)
Denominator:
Denominator for basic calculation	32,154,674	28,121,278	21,095,082
Weighted average effect of dilutive stock options	—	—	—
Denominator for diluted net income (loss) per share	32,154,674	28,121,278	21,095,082

Diluted net income (loss) per share attributable to common stockholders	$(0.48)	$(0.84)	$(0.51)

For the years ended December 31, 2009, 2008 and 2007, 2.5 million, 1.4 million and 2.1 million stock options, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, 5.4 million, 1.6 million and 2.2 million warrants to purchase shares of our common stock, respectively, were potentially issuable if all currently outstanding warrants were exercised. The outstanding warrants were also excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Segment Reporting

We are engaged in two business segments, (i) we market, sell, design and install systems for residential and commercial customers and (ii) we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We began our AC solar panel sales during the second quarter of 2009, and we do not report separate segment information because these sales are not material for the year ended December 31, 2009.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Akeena Solar and Fairview, pursuant to the Merger as described in Note 1. We also have two wholly-owned subsidiaries as of December 31, 2009 and 2008. Akeena Corp. is a wholly-owned subsidiary of Akeena Solar and Andalay Solar, Inc. is a wholly-owned subsidiary of Akeena Solar. All inter-company accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

FASB Accounting Standards Codification (ASC) Topic 105 - Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105) was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification does not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05), which was primarily codified into Topic 815 - Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expire in March and June 2010. As such, effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date. As of December 31, 2009, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 0.06%, expected life ranging from 0.2-0.4 years, an expected volatility factor of 111.7% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $1.3 million as of December 31, 2009. As such, we recognized a $1.0 million non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which was primarily codified into Topic 815 - Derivatives and Hedging in the ASC. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 was effective for fiscal years beginning after November 15, 2008. As of December 31, 2009, we have derivatives of $2,536,402 related to the common stock warrant liabilities. The derivatives instruments were not entered into as hedging activities and the change in value of the liability is recorded as a component of other income (expense) as “Adjustment to the fair value of common stock warrants.”

ASC Topic 320 - Investments - Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (ASC 320) was originally issued in April 2009 and is now included in ASC 320. The guidance amends the previous other-than-temporary impairment guidance for debt securities and included additional presentation and disclosure requirements for both debt and equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 820 - Fair Value Measurements and Disclosures (Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) (ASC 820) was originally issued in April 2009 and is now included in ASC 820. The guidance reaffirms the exit price fair value measurement concept and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 825 — Financial Instruments (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (ASC 825) was originally issued in April 2009 and is now included in ASC 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was adopted for interim reporting periods ending after June 15, 2009 and the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 855 - Subsequent Events (Statement No. 165, Subsequent Events) (ASC 855) was originally issued in May 2009 and is now included in ASC 855. The guidance establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was adopted for interim reporting periods ending after June 15, 2009 and the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 810 - Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

ASC Topic 860 - Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (ASC 860) was originally issued in June 2009 and is now included in ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Update (ASU) 2010-06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6.

3.  Accounts Receivable

Accounts receivable consists of the following:

	December31, 2009	December31, 2008
State rebates receivable	$2,258,758	$4,894,943
Trade accounts	2,410,267	3,909,690
Rebate receivable assigned to vendor	—	2,144
Less: Allowance for doubtful accounts	(550,667)	(1,146,738)
	$4,118,358	$7,660,039

During the fourth quarter of 2008, we recorded a $1.0 million provision for bad debts, primarily related to a customer who lost project funding. During March 2009, we reached a resolution with the customer resulting in a settlement providing us a combination of cash, other consideration and a promissory note for $675,000. See Note 4.

The following table summarizes the allowance for doubtful accounts as of December 31, 2009, 2008 and 2007:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Other	Reclassification	Balance at End of Period
Year ended December 31, 2009	$1,146,738	$351,744	$(272,805)	$(675,000)	$550,667
Year ended December 31, 2008	$97,259	$1,069,205	$(19,726)	$—	$1,146,738
Year ended December 31, 2007	$43,582	$53,677	$—	$—	$97,259

(1)	Includes reclassification of $675,000 to reserve for note receivable.

4.  Note Receivable

During March 2009, we reached a resolution with a customer who had lost project funding for which we had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note of $675,000. The $675,000 note receivable is reflected in prepaid expenses and other current assets, net, as of December 31, 2009, with a corresponding reserve for $675,000. The March 2009 settlement, net of the reserve on the note receivable, resulted in no material impact to the financial statements during year ended December 31, 2009. The note is due upon the earlier date of the receipt of the proceeds from the sale of the customer’s interest in its solar facilities or March 31, 2010. Interest will accrue on the outstanding principal amount of the note at a rate of ten percent per annum, payable monthly in arrears. We had no notes receivable as of December 31, 2008.

5.  Inventory

Inventory consists of the following:

	December31, 2009	December31, 2008
Work in process	$1,080,481	$1,554,604
Finished goods	4,241,266	8,992,781
Less: provision for obsolete inventory	(451,813)	(51,813)
	$4,869,934	$10,495,572

During the fourth quarter of 2008, we reported a $2.6 million inventory write-down. This non-cash charge was an adjustment to the carrying value of our solar panel inventory to reflect the sharp decline in world-wide panel prices since the end of the third quarter of 2008. The fourth quarter 2008 valuation adjustment reflects both the decline in the year end market price of solar panels compared to original cost as well as the lower year end cost for Andalay’s integrated wiring, grounding and mounting technology. At December 31, 2009 and 2008, 61.2% and 86%, respectively, of our inventory were solar panels.

We maintain a reserve for obsolete inventory and we record a provision for excess and obsolete inventory. Our provision for obsolete inventory is as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs	Balance at End of Period
Year ended December 31, 2009	$(51,813)	$(400,000)	$—	$(451,813)
Year ended December 31, 2008	$(10,332)	$(41,481)	$—	$(51,813)
Year ended December 31, 2007	$—	$(12,000)	$1,668	$(10,332)

6.  Property and Equipment, Net

Property and equipment, net consist of the following:

	December31, 2009	December 31, 2008
Vehicles	$1,434,665	$1,407,916
Office equipment	1,019,511	977,752
Leasehold improvements	245,547	224,247
Furniture and fixtures	96,186	96,186
	2,795,909	2,706,101
Less: Accumulated depreciation and amortization	(1,546,915)	(899,832)
	$1,248,994	$1,806,269

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $675,000, $601,000 and $201,000, respectively. Depreciation expense for all years is included in general and administrative expense. We do not allocate depreciation expense to cost of sales. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $54,000 at December 31, 2009. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $35,000 at December 31, 2008.

7.  Assets Acquired

On September 29, 2006, we executed an Account Purchase Agreement (the “Purchase Agreement”), whereby we purchased customer contracts, fixed assets and a customer listing from an individual (the “Seller”). Concurrent with the execution of the Purchase Agreement, we entered into an employment agreement with the Seller.

During September 2008, we terminated the employment agreement with the Seller, released the Seller from the employment agreement and granted 32,333 shares of our common stock to the Seller based terms of the agreement.

8.  Acquisitions

On May 3, 2007, we purchased customer contracts and fixed assets, and assumed certain liabilities, from Alternative Energy, Inc. (“AEI”), a California corporation, pursuant to an asset purchase agreement with AEI and its principal shareholders (the “Asset Purchase Agreement”) for approximately $100,000 and 100,000 shares of our common stock.

The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination. Concurrent with the execution of the business combination under the Asset Purchase Agreement, we entered into a two-year employment agreement with one of the principal shareholders of AEI, as regional sales manager of its Santa Rosa, California office. The employment agreement provided for an annual base salary of $120,000, performance-based bonus compensation if certain sales goals were achieved, payable in shares of our common stock, and severance payments. This Santa Rosa regional sales manager had also agreed not to compete with us in the solar installation business for four years in Marin, Lake and Sonoma counties, and parts of Napa and Mendocino counties, in the State of California. In July 2008, we terminated the employment agreement with the former AEI shareholder and we released the shareholder from the employment agreement, granted 20,000 shares of our common stock based on the terms of the agreement, and transferred certain other assets.

9.  Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2009	December 31, 2008
Accrued percentage completion costs	$8,154	$690,810
Accrued salaries, wages and benefits	459,889	634,044
Customer deposits	73,524	385,846
Use tax payable	141,092	201,239
Accrued accounting and legal fees	124,295	143,090
Other accrued liabilities	368,025	355,303
	$1,174,979	$2,410,332

10.  Credit Facility

Line of credit

On December 19, 2006, we entered into a master revolving note with Comerica Bank (the “2006 Credit Facility”), with a maturity date of January 1, 2008. On January 29, 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Comerica Bank for a $2.0 million line of credit (the “2007 Credit Facility”) to replace our 2006 Credit Facility dated December 19, 2006. On June 26, 2007, the 2007 Credit Facility was amended to, among other things, (i) increase the line of credit from $2.0 million to $7.5 million, (ii) reduce the interest rate to the prime rate (“Prime”) minus 0.5% and (iii) change the maturity date of the 2007 Credit Facility from January 1, 2008 to August 1, 2008. Effective December 31, 2007, the Second Modification to Loan and Security Agreement (the “Second Modification”) to the Credit Facility (i) increased our line of credit from $7.5 million to $25.0 million and (ii) changed the maturity date of the 2007 Credit Facility to July 1, 2009. The Third Modification to Loan and Security Agreement to the Credit Facility changed the maturity date of the 2007 Credit Facility to October 1, 2009.

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our 2007 Credit Facility with Comerica Bank. As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of December 31, 2009. As of December 31, 2009, there were no borrowings under this line of credit and therefore no restricted cash.

11.  Capital Lease Obligations

Our capital lease obligations consist of three forklifts and two vehicles under capital leases. Our scheduled principal maturities relating to capital lease obligations at December 31, 2009 are as follows:

2010	$18,639
2011	2,745
2012	—
2013	—
2014	—
21,384
Less: current portion	(18,639)
$2,745

Included in our $21,384 capital lease obligations is $570 in interest.

12. Long-Term Debt

Our long-term debt consists of forty vehicle loans. The interest rates on these vehicle loans range from 0.0% to 10.5%. The scheduled principal maturities of long-term debt at December 31, 2009 are as follows:

2010	$222,583
2011	195,183
2012	124,779
2013	32,885
2014	—
2015	—
575,430
Less: current portion	(222,583)
$352,847

13.  Stockholders’ Equity

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

During January 2007, 54,621 shares of our common stock were issued at a value of approximately $176,000 in accordance with the terms of the Purchase Agreement as described in Note 7. During May 2007, 100,000 shares of our common stock were issued at a value of approximately $314,000 in accordance with the terms of the business combination under the Asset Purchase Agreement as described in Note 7.

On March 3, 2009, we closed an offering of securities (the “March 2009 Offering”) pursuant to a securities purchase agreement with certain investors, dated February 26, 2009. Net proceeds from the offering were approximately $1.4 million, after deducting the placement agents’ fees and other direct expenses. In accordance with the securities purchase agreement, we sold units consisting of an aggregate of (i) 1,785,714 shares of common stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which were convertible into a maximum aggregate of 539,867 shares of common stock, depending upon the volume weighted average trading price of Akeena common stock for a specified period following the Closing; (iii) Series E Warrants to purchase up to 1,339,286 shares of common stock at a strike price of $1.34 per share, which warrants are not exercisable until nine months after the Closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of common stock (subject to reduction share for share to the extent shares of common stock were issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants were immediately exercisable and had a term of 150 trading days from the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of common stock at a strike price of $1.12 per share, which warrants were immediately exercisable and originally had a term of 67 trading days from the Closing (subsequently extended, as described below). During March 2009, the 2,000 shares of Series A preferred stock issued in the financing converted into 539,867 shares of common stock. As a result of the issuance of the conversion shares, the shares of common stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

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

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors purchased 625,000 shares of our common stock through the exercise of a portion of their Series G Warrants, with gross proceeds to us of $700,000. In conjunction with that exercise, we and the investors agreed to further amend the remaining Series G Warrants, to extend the term of the unexercised balance of the Series G Warrants until November 6, 2009 and to delete certain of the potential adjustment provisions. In addition, we issued new Series H Warrants to purchase up to an aggregate of 625,000 shares of Common Stock at a strike price of $1.34 per share. The Series H Warrants became exercisable on December 1, 2009 and have a term of nine months from the day they first become exercisable.

See Note 15 for a discussion of the accounting treatment of the stock warrant transactions discussed above.

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under the Company’s Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. For the year ended December 31, 2009, we issued 915,577 shares of common stock under the securities purchase agreement, with net proceeds of $1.0 million.

14.  Stock Option Plan and Stock Incentive Plan

Our 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. Our Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2001 Plan. Incentive stock options may be granted only to our employees, while non-statutory stock options may be granted to our employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. No options were granted under the 2001 Plan as of December 31, 2009 and December 31, 2008.

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

We recognized stock-based compensation expense of approximately $2.3 million, $3.3 million and $2.2 million during the years ended December 31, 2009, 2008 and 2007, respectively, relating to compensation expense for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the years ended December 31, 2009, 2008 and 2007:

	Number of Restricted Shares 2009	Weighted- Average Grant Date Fair Value	Number of Restricted Shares 2008	Weighted- Average Grant Date Fair Value	Number of Restricted Shares 2007
Outstanding and not vested at beginning of year	879,581	$4.39	623,166	$4.08	354,622
Granted during the year	512,930	$1.30	886,597	$4.46	761,488
Forfeited/cancelled during the year	(315,532)	$4.16	(232,888)	$4.43	(114,745)
Released/vested during the year	(297,050)	$3.56	(397,294)	$4.04	(378,199)
Outstanding and not vested at end of year	779,929	$2.63	879,581	$4.39	623,166

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2009 and 2008, there was approximately $1.8 million and $3.5 million, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.6 years as of December 31, 2009. The total fair value of shares vested during the years ended December 31, 2009 and December 31, 2008 was approximately $1.1 million and $1.6 million, respectively. ASC 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the years ended December 31, 2009 and 2008, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares Subject To Option 2009	Weighted-Average Exercise Price	Number of Shares Subject To Option 2008	Weighted-Average Exercise Price	Number of Shares Subject To Option 2007	Weighted-Average Exercise Price
Outstanding beginning balance	1,366,931	$5.14	2,065,000	$5.40	—	—
Granted during the year	1,581,932	$1.50	436,871	$4.87	2,065,000	$5.31
Forfeited/cancelled/expired during the year	(430,334)	$2.88	(1,134,940)	$5.55	—	—
Exercised during the year	—	—	—	—	—	—
Outstanding at end of year	2,518,529	$3.07	1,366,931	$5.14	2,065,000	$5.31
Exercisable at end of year	662,199	$5.54	432,330	$5.39	—	—

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. Expected volatility is based upon the historical volatility of our common stock. The fair value of stock option grants during the year ended December 31, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	December 31, 2009	December 31, 2008	December 31, 2007
Expected volatility	95.8% - 115.1%	63.1% - 103.3%	88.8% – 110.0%
Weighted-average volatility	105.3%	92.6%	96.9%
Expected dividends	0.0%	0.0%	0.0%
Expected life	3.3 years	3.1 years	3.5 years
Risk-free interest rate	1.3% - 3.5%	0.4% - 2.8%	3.4% - 4.2%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.00, $2.78 and $3.51 for stock options granted during each of the three years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average fair value per share of the stock options vested during each of the years ended December 31, 2009 and 2008 was $3.59 and $3.44, respectively. There were no stock options vested during the year ended December 31, 2007. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and the options exercisable as of December 31, 2009 was 3.7 years and 2.8 years, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2009 was $102,050.

ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2009 and 2008, there was approximately $2.3 million and $2.5 million of unrecognized stock-based compensation expense associated with stock options granted, respectively. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.7 years. ASC 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for years ended December 31, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

Options outstanding at December 31, 2009 are summarized as follows:

	Options Outstanding and Exercisable			Vested Options
Stock Option Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$1.00 - $1.33	762,932	4.74	$1.12	15,932	$1.18
$1.85 - $2.71	779,000	4.09	$1.86	3,334	$2.71
$4.36 - $6.30	926,000	2.78	$5.43	592,336	$5.46
$8.02	50,597	3.05	$8.02	50,597	$8.02
$1.00 - $8.02	2,518,529	3.78	$3.07	662,199	$5.54

15.  Stock Warrants

During March 2007, we issued warrants to purchase 79,976 shares of our common stock at exercise prices ranging from $1.97 - $2.75 per share in connection with placement agent fees relating to the March 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.5%, an expected life of three years, an expected volatility factor or 103.3% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes pricing model was approximately $122,000. In connection with the $4.1 million raised under the March 2007 Private Placement and the issuance of 2,062,304 shares of common stock to the investors, we also issued to the investors in the March 2007 Private Placement warrants to purchase 412,460 shares of our common stock, with exercise prices ranging from $2.75 - 3.00 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the March 2007 Private Placement was approximately $779,000. The total relative fair value of the common stock and the warrants issued to investors under the March 2007 Private Placement was approximately $4.7 million.

During June 2007, we issued warrants to purchase 385,964 shares of our common stock at exercise prices ranging from $2.75 - $3.95 per share in connection with placement agent fees relating to the June 2007 Private Placement. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions: a risk-free interest rate of 4.9%, an expected life of three years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes pricing model was approximately $880,000. In connection with the $12.6 million raised under the June 2007 Private Placement and the issuance of 4,567,270 shares of common stock to the investors, we also issued to the investors in the June 2007 Private Placement warrants to purchase 913,455 shares of our common stock, with an exercise price of $3.95 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the June 2007 Private Placement was approximately $2.4 million. The total relative fair value of the common stock and the warrants issued to investors under the June 2007 Private Placement was approximately $14.6 million.

During November 2007, we issued warrants to purchase 280,929 shares of our common stock at an exercise price of $10.08 per share in connection with the November 2007 Private Placement. Cowen and Company, LLC acted as the sole placement agent with respect to the November 2007 Private Placement and received a three-year warrant to purchase 83,679 shares of our common stock at an exercise price of $10.08 per share. Empire Financial Group, Inc. received a five-year warrant to purchase 197,250 shares of common stock at an exercise price of $10.08 per share as a finder’s fee in connection with the November 2007 Private Placement. The fair value of the warrants to purchase 280,929 shares of our common stock was estimated using the Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.7% to 4.0%, expected lives ranging from three to five years, an expected volatility factor of 96.9% and a dividend yield of 0.0%. The value assigned to these warrants under the Black-Scholes pricing model was approximately $1.4 million. In connection with the $26.1 million raised under the November 2007 Private Placement and the issuance of 3,728,572 shares of common stock to the investors, we also issued to the investors in the November 2007 Private Placement warrants to purchase 745,716 shares of our common stock, with an exercise price of $10.08 per share. Using the Black-Scholes pricing model, the relative fair value of the warrants issued to the investors under the November 2007 Private Placement was approximately $5.0 million. The total relative fair value of the common stock and the warrants issued to investors under the November 2007 Private Placement was approximately $30.2 million.

During March 2009, in connection with the March 2009 Offering as described above in Note 13, we issued three series of warrants (Series E, F and G) to purchase shares of the Company’s common stock.

We issued Series E Warrants to purchase 1,339,285 shares of common stock at an exercise price of $1.34 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of December 31, 2009, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 1.7%, an expected life of 4.2 years; an expected volatility factor of 111.7% and a dividend yield of 0.0%. The fair value of the warrants was $1.2 million as of December 31, 2009 and we recognized a $216,000 non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.

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

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors agreed to purchase 625,000 shares of common stock through exercise of their Series G Warrants and we agreed to further extend the term of the remaining Series G Warrants until November 6, 2009. As of June 1, 2009, the fair value of the remaining Original Series G Warrants and the Additional Series G Warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.13%, an expected life of 0.3 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. As a result, the fair value of the warrants increased $258,000 and we recognized a non-cash charge from the change in fair value of these warrants. Pursuant to the Second Amendment Agreement, we and the investors also agreed to delete certain of the potential adjustment provisions and as a result, the remaining warrant liability of the Original Series G Warrants and the Additional Series G warrants of $777,400 was reclassified to additional paid-in-capital. Lastly, pursuant to the Second Amendment Agreement, we agreed to issue new Series H Warrants to purchase up to an aggregate of 625,000 shares of our common stock at a strike price of $1.34 per share. The Series H Warrants become exercisable on December 1, 2009 and have a term of nine months from the day they first become exercisable. The fair value of the Series H Warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.29%, an expected life of 0.8 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $303,400 as of June 1, 2009, and we recognized a non-cash charge for the fair value of these warrants of $303,000 with an offset to additional paid-in-capital.

The following table summarizes the Warrant activity for the years ended December 31, 2009, 2008 and 2007:

	Number of Warrants	Weighted-Average Price
Outstanding at December 31, 2006	61,500	$1.00
Granted	2,818,500	$5.98
Exercised	(641,967)	$(3.17)
Cancelled/expired	—	$—
Outstanding at December 31, 2007	2,238,033	$6.66
Granted	—	$—
Exercised	(623,378)	$(3.68)
Cancelled/expired	—	$—
Outstanding at December 31, 2008	1,614,655	$7.80
Granted
Series E Warrants	1,339,285	$1.34
Series F Warrants	540,000	$1.12
Series G and Additional Series G Warrants	3,471,400	$1.12
Series H Warrants	625,000	$1.34
Warrants with price reset feature (1)	(588,010)	$(3.83)
Adjusted warrants after reset (1)	2,618,943	$0.86
Exercised	(3,655,121)	$(1.11)
Cancelled/expired	(540,000)	$(1.12)
Outstanding at December 31, 2009	5,426,152	$2.78

1.
Warrants originally issued in March 2007 and June 2007 for the purchase of 588,010 shares of our common stock at a weighted-average exercise price of $3.83 per share, were subject to an adjustment triggered by our equity offering in March 2009, such that they became exercisable for an aggregate of 2,618,943 shares of our common stock at an exercise price of $0.86 per share.

16.  Fair Value Measurement

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	December 31, 2009
Fair value of cash equivalents	$4,615,227	$—	$—	$4,615,227
Total	$4,615,227	$—	$—	$4,615,227

Liabilities	Level 1	Level 2	Level 3	December 31, 2009
Fair value of common stock warrants	$—	$—	$2,536,402	$2,536,402
Accrued rent related to office closures	—	—	107,110	107,110
Total	$—	$—	$2,643,512	$2,643,512

Cash equivalents represent the fair value of our investment in a money market account as of December 31, 2009. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 15. The accrued rent relates to non-cash charges for the closures of our Bakersfield and Manteca, California, Milford, Connecticut, and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate of 1.2%. The accrued rent is included within accrued liabilities and other long-term liabilities in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2009:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance	$200,784	$—	$200,784
Total realized and unrealized gains or losses	1,979	2,184,813	2,186,792
Purchases, sales, repayments, settlements and issuances, net	(95,653)	351,589	255,936
Net transfers in and/or (out) of level 3	—	—	—
Ending balance	$107,110	$2,536,402	$2,643,512

*     Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

17.  Income Taxes

We were a Subchapter S corporation until June 2006, any taxable income or loss of the S corporation through June 2006 was included within the sole stockholder’s income for federal and state income tax purposes. During the years ended December 31, 2009, 2008 and 2007, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2009, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Tax at Federal statutory rate	$(5,385,978)	$(8,276,808)	$(3,755,905)
State taxes, net of Federal benefit	(652,255)	(1,294,493)	(679,239)
Research credits	(69,340)	(42,371)	(44,919)
Fair Market Value of Warrants	845,989	—	—
Stock Based Compensation	1,082,049	—	—
Other permanent items	7,475	4,932	24,195
Valuation allowance	4,172,060	9,608,740	4,455,868
Income tax provision	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss and credit carryforwards	$16,776,465	$11,054,005
Stock-based compensation	588,849	2,235,150
Accruals	1,360,083	1,241,596
Basis difference for fixed assets and intangibles	151,218	174,193
Total gross deferred tax assets	18,876,615	14,704,944
Valuation allowance	(18,876,615)	(14,704,944)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. At December 31, 2009, we had useable net operating loss carryforwards of approximately $41.5 million for federal and $39.1 million for state income tax purposes available to offset future taxable income expiring through 2029 and 2030, respectively. At December 31, 2008, we had useable net operating loss carryforwards of approximately $30.3 million for federal and $28.7 million for state income tax purposes, available to offset future taxable income expiring through 2028 and 2018, respectively. The net change in the valuation allowance during the years ended December 31, 2009 and 2008 was an increase of approximately $4.2 million due primarily to current year losses. We also have federal and state research and development credits of approximately $200,000 each. The federal credits expire through 2029 and the state credits have no expiration.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income, which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not concluded our analysis of Section 382 through December 31, 2009 but believe that these provisions will not limit the availability of losses to offset future income.

18.  Commitments and Contingencies

A U.S. federal Custom Agency ruling from the New York region (NY Ruling) from January 9, 2009 is imposing a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling is different than the one historically used in the solar industry for module imports. We along with the solar industry’s main trade group, SEIA (Solar Energy Industry Association), are evaluating the NY Ruling both technically and legally. We have obtained a legal opinion that states we are currently categorizing our solar module imports under the correct U.S. tariff classification. However, we have reserved $124,000 for tariffs related to solar modules imported during 2009 under accrued liabilities in our consolidated balance sheet for December 31, 2009 in the event that the current classification being used industry wide for solar module imports is changed to impose the 2.5% tariff described in the NY Ruling.

Non-Cancelable Operating Leases

The operating lease for our Los Gatos, California corporate office facility expired during November 2009 and was extended to September 18, 2010. Total rent expense amounted to approximately $830,000, $1.1 million and $528,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Total rent expense for the year ended December 31, 2009 includes approximately $77,000 of accelerated rent expense relating to our Connecticut and Colorado locations, which were closed in March 2009. During the year ended December 31, 2008, we took a non-cash charge of approximately $201,000 for future lease payments for office space in Bakersfield, Manteca and a warehouse location. We do not occupy the Bakersfield and Manteca locations as a result of the consolidation of the California Central Valley operations into the Clovis/Fresno area. We also have operating leases relating to our Fresno (Clovis), Orange County (Anaheim), Santa Rosa, Palm Springs, and San Diego, California offices. Future minimum lease payments on operating leases at December 31, 2009 are as follows:

2010	$607,843
2011	210,923
2012	121,039
2013	14,663
2014	—
Thereafter	—
Total minimum lease payments	$954,468

Litigation

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. A hearing on the motion to dismiss is currently scheduled for May 24, 2010. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

On October 22, 2009, we filed a complaint against several defendants in the United States District Court Northern District of California (USPTO) for the direct and contributory infringement of our Andalay patent. Our suit alleges these defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in the Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the USPTO to have the Andalay patent re-examined. On February 16, 2010, we filed an opposition to defendants’ motion and are presently waiting for the hearing and the decision on the motion. The USPTO has not issued a decision as to whether it will accept defendants’ re-examination petition. Our alleged damages include loss of customer base and market share, and thus, the impairment of the value of the Andalay patent. We are aggressively pursuing this case.

We are also involved in litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

19.  Significant Concentrations of Business and Credit Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2009 and 2008, there was approximately $5.5 million and $17.3 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000 in 2009 and 2008.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. During the fourth quarter of 2008, we recorded a $1.0 million provision for bad debts, primarily related to a customer who lost project funding. See Note 4. Our top three vendors during the years ended December 31, 2009 and 2008, respectively, accounted for approximately 43.0% and 52.0% of materials purchases during 2009 and 2008. At December 31, 2009, accounts payable included amounts owed to the 2009 top three vendors of approximately $3.4 million. At December 31, 2008, accounts payable included amounts owed to the 2008 top three vendors of approximately $83,000.

Concentration of Risk

A large portion of our sales and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the year ended December 31, 2009, $9.3 million, or 33.0%, of our net sales were derived from SunRun. As of December 31, 2009, we had $1.4 million in accounts receivable from SunRun, which represented 30.0% of our gross accounts receivable.

20.  Employee Benefit Plan

On December 14, 2007, the Board of Directors approved the 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. We do not make matching employee deferrals.

21.  Quarterly Information (unaudited)

The following table sets forth our unaudited quarterly summary consolidated statements of operations for each of the quarters for the years ended December 31, 2009 and 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,*
2009
Net sales	$7,594,590	$5,905,360	$7,671,420	$7,034,460
Gross profit	2,254,608	1,162,416	1,896,111	1,267,532
Total operating expenses	5,715,527	4,327,601	5,072,619	4,787,227
Loss from operations	(3,460,919)	(3,165,185)	(3,176,508)	(3,519,695)
Other income (expense)	(1,618,305)	(1,520,516)	772,297	(156,032)
Net loss	$(5,079,224)	$(4,685,701)	$(2,404,211)	$(3,675,727)
Net loss per share:
Basic	$(0.17)	$(0.14)	$(0.07)	$(0.11)
Diluted	$(0.17)	$(0.14)	$(0.07)	$(0.11)

2008
Net sales	$12,248,372	$7,061,699	$10,595,632	$10,855,599
Gross profit before inventory revaluation	2,415,555	1,042,389	1,346,032	1,160,780
Inventory revaluation	—	—	—	2,646,292
Gross profit	2,415,555	1,042,389	1,346,032	(1,485,512)
Total operating expenses	7,128,651	6,168,872	6,824,823	7,548,282
Loss from operations	(4,713,096)	(5,126,483)	(5,478,791)	(9,033,794)
Other income (expense)	134,939	27,000	(13,767)	(143,386)
Net loss	$(4,578,157)	$(5,099,483)	$(5,492,558)	$(9,177,180)
Net loss per share:
Basic	$(0.16)	$(0.18)	$(0.19)	$(0.31)
Diluted	$(0.16)	$(0.18)	$(0.19)	$(0.31)

*
In the fourth quarter of 2008, we recorded the following expenses, (i) a revaluation of inventory in the amount of $2.6 million, (ii) a reserve for future lease payments in the amount of $201,000 and, (iii) a reserve for bad debts in the amount of $1.0 million.

22.  Subsequent Events

We have evaluated subsequent events through March 8, 2010, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended December 31, 2009.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure and Control Procedures.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control. Based on our evaluation under the framework in Internal Control, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Part III under Item 10 will be included in either our Proxy Statement for the 2010 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by Part III under Item 11 will be included in either our Proxy Statement for the 2010 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III under Item 12 will be included in either our Proxy Statement for the 2010 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by Part III under Item 13 will be included in either our Proxy Statement for the 2010 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by Part III under Item 14 will be included in either our Proxy Statement for the 2010 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2009, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.5	Form of Class C Common Stock Purchase Warrant, dated May 25, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated June 4, 2007)

4.6	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

4.7	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.8	Certificate of Designation with respect to Series A Preferred Stock, as filed on March 3, 2009 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2009)

4.9	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)

10.1‡	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2‡	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7‡	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.8‡	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

10.9
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

10.10	Securities Purchase Agreement, dated March 8, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.11
Securities Purchase Agreement, dated May 25, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 4, 2007)

10.12	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated June 4, 2007)

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2009)

10.16
Amendment Agreement by and among Akeena Solar, Inc. and the Purchasers (as defined therein), dated as of June 1, 2009 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 1, 2009)

10.17
Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.18‡	Third Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm Burr, Pilger & Mayer LLP

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

‡ denotes management contract, compensatory plan or arrangement

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2010

AKEENA SOLAR, INC.

/s/ Barry Cinnamon
Barry Cinnamon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 9, 2010.

Signature	Title

/s/ Barry Cinnamon	Chief Executive Officer and Director
Barry Cinnamon	(Principal Executive Officer)

/s/ Gary Effren	President
Gary Effren

/s/ Margaret R. Randazzo	Chief Financial Officer
Margaret R. Randazzo	(Principal Financial and Accounting Officer)

/s/ Ed Roffman	Director
Ed Roffman

/s/ Jon Witkin	Director
Jon Witkin

/s/ Pradeep Jotwani	Director
Pradeep Jotwani

Exhibit Index

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Class B Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated March 8, 2007 (“March 8, 2007 8-K”))

4.3	Form of Class A Common Stock Purchase Warrant, dated March 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the March 8, 2007 8-K)

4.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.5	Form of Class C Common Stock Purchase Warrant, dated May 25, 2007 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated June 4, 2007)

4.6	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

4.7	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.8	Certificate of Designation with respect to Series A Preferred Stock, as filed on March 3, 2009 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2009)

4.9	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)

10.1‡	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2‡	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5	Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7‡	Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.8‡	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

10.9
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

10.10	Securities Purchase Agreement, dated March 8, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.11
Securities Purchase Agreement, dated May 25, 2007, between the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 4, 2007)

10.12	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated June 4, 2007)

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2009)

10.16
Amendment Agreement by and among Akeena Solar, Inc. and the Purchasers (as defined therein), dated as of June 1, 2009 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 1, 2009)

10.17
Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.18‡	Third Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm Burr, Pilger & Mayer LLP

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

‡ denotes management contract, compensatory plan or arrangement
* filed herewith