Form 10-Q
period 2010-03-31
Akeena Solar, Inc.
filed 2010-05-03
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 30, 2010, 37,462,926 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,665,423	$5,804,458
Accounts receivable, net	3,459,983	4,118,358
Other receivables	80,694	274,169
Inventory, net	6,551,241	4,869,934
Prepaid expenses and other current assets, net	1,570,360	1,818,570
Total current assets	14,327,701	16,885,489
Property and equipment, net	1,117,062	1,248,994
Goodwill	298,500	298,500
Other assets, net	149,857	151,338
Total assets	$15,893,120	$18,584,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,514,034	$4,277,599
Customer rebate payable	3,492	60,106
Accrued liabilities	1,387,827	1,174,979
Accrued warranty	1,210,194	1,187,999
Common stock warrant liability	1,563,481	2,536,402
Deferred revenue	542,706	619,242
Current portion of capital lease obligations	14,354	18,086
Current portion of vehicle loans	225,711	222,583
Total current liabilities	8,461,799	10,096,996
Capital lease obligations, less current portion	683	2,728
Vehicle loans, less current portion	295,404	352,847
Other long-term liabilities	12,960	19,440
Total liabilities	8,770,846	10,472,011

Commitments, contingencies and subsequent events (Notes 16 and 17)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 37,152,274 and 36,406,944 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	37,152	36,407
Additional paid-in capital	61,342,208	59,897,553
Accumulated deficit	(54,257,086)	(51,821,650)
Total stockholders’ equity	7,122,274	8,112,310
Total liabilities and stockholders’ equity	$15,893,120	$18,584,321

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$6,455,505	$7,594,590
Cost of sales	4,969,829	5,339,982
Gross profit	1,485,676	2,254,608
Operating expenses
Sales and marketing	1,689,306	1,654,121
General and administrative	3,124,451	4,061,406
Total operating expenses	4,813,757	5,715,527
Loss from operations	(3,328,081)	(3,460,919)
Other income (expense)
Interest income (expense), net	9,122	(76,541)
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	883,523	(1,541,764)
Total other income (expense)	892,645	(1,618,305)
Loss before provision for income taxes	(2,435,436)	(5,079,224)
Provision for income taxes	—	—
Net loss	$(2,435,436)	$(5,079,224)

Loss per common and common equivalent share:
Basic and diluted	$(0.07)	$(0.17)
Weighted average shares used in computing loss per common and common equivalent share:
Basic and diluted	36,110,062	29,175,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at January 1, 2010	36,406,944	$36,407	$59,897,553	$(51,821,650)	$8,112,310
Issuance of common shares pursuant to a securities purchase agreement	439,893	440	543,436	—	543,876
Conversion of common stock warrant liability upon exercise or expiration of warrants	—	—	89,398	—	89,398
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	(6,149)	(7)	(8,859)	—	(8,866)
Stock-based compensation expense	—	—	553,028	—	553,028
Exercise of warrants for common shares at various exercise prices, $0.001 par value	311,586	312	267,652	—	267,964
Net loss	—	—	—	(2,435,436)	(2,435,436)
Balance at March 31, 2010	37,152,274	$37,152	$61,342,208	$(54,257,086)	$7,122,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AKEENA SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(2,435,436)	$(5,079,224)
Adjustments to reconcile net loss to net cash (used in) provided by operations
Depreciation	147,155	176,223
Amortization of customer list, customer contracts and patents	1,236	1,236
Provision for obsolete inventory	25,000
(Recovery) provision for bad debt	(618,328)	104,575
Unrealized (gain) loss on fair value adjustment of common stock warrants	(883,523)	1,541,764
Non-cash stock-based compensation expense	553,028	540,220
Changes in assets and liabilities:
Accounts receivable	601,703	2,165,360
Other receivables	193,475	28,940
Inventory	(1,706,307)	3,402,381
Prepaid expenses and other current assets	923,210	1,487,751
Other assets	245	483
Accounts payable	(763,565)	(917,721)
Customer rebate payable	(56,614)	11,704
Accrued liabilities and accrued warranty	235,043	(607,894)
Deferred revenue	(76,536)	63,164
Other long-term liabilities	(6,480)	(278,872)
Net cash (used in) provided by operating activities	(3,866,694)	2,640,090
Cash flows from investing activities
Acquisition of property and equipment	(15,223)	—
Net cash used in investing activities	(15,223)	—
Cash flows from financing activities
Repayments on long-term debt	(54,315)	(56,623)
Borrowings (repayments) on line of credit, net	—	(18,746,439)
Payment of capital lease obligations	(5,777)	(3,422)
Restricted cash	—	17,500,000
Proceeds from stock offering	—	2,000,000
Proceeds from securities purchase agreement	550,000	—
Proceeds from exercise of warrants	267,964	—
Payment of placement agent and registration fees and other direct costs	(6,124)	(617,128)
Employee taxes paid for vesting of restricted stock	(8,866)	—
Net cash provided by financing activities	742,882	76,388
Net decrease in cash and cash equivalents	(3,139,035)	(2,716,478)
Cash and cash equivalents
Beginning of period	5,804,458	148,230
End of period	$2,665,423	$2,864,708
Supplemental cash flows disclosures:
Cash paid during the period for interest	$8,768	$112,561
Supplemental disclosure of non-cash financing activity
Fair value of warrants issued in stock offering	$—	1,676,282
Initial fair value of preferred stock issued in offering	$—	380,600
Conversion of preferred stock to common stock	$—	464,286
Conversion of common stock warrant liability upon exercise of warrants	$89,398	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (“we”, “us”, “our” or the “Company”) for the years ended December 31, 2009 and 2008 appearing in our Form 10-K. The March 31, 2010 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Concentration of Risk

A large portion of our sales and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the three months ended March 31, 2010 and 2009, $4.6 million and $1.5 million, respectively, of our net sales were derived from SunRun, representing 71.9% and 19.7%, respectively, of our net sales. As of March 31, 2010 and December 31, 2009, we had $1.5 million and $1.4 million, respectively, in accounts receivable from SunRun, which represented 37.8% and 30.0%, respectively, of our gross accounts receivable.

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

Manufacturer and Installation Warranties

We warrant our products for various periods against defects in material or installation workmanship and we provide a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranties on the solar panels and the inverters range from 10 to 25 years. We assist our customers in the event that the manufacturer warranty needs to be used to replace a defected panel or inverter. We record a provision for the installation warranty, within cost of sales, based on its historical experience and management’s expectations of the probable future cost to be incurred in honoring its warranty commitment. The liability for the installation warranty of approximately $1.2 million at March 31, 2010 and December 31, 2009, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for the installation warranty consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Beginning accrued warranty balance	$1,187,999	$1,056,655
Reduction for labor payments and claims made under the warranty	(51,317)	(103,763)
Accruals related to warranties issued during the period	73,512	235,107
Ending accrued warranty balance	$1,210,194	$1,187,999

Segment Reporting

We are engaged in two business segments, (i) we market, sell, design and install systems for residential and commercial customers and (ii) we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We began our AC solar panel sales during the second quarter of 2009. See Note 8 for financial information on our business segments.

Recent Accounting Pronouncements

ASC Topic 810 - Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The adoption of this guidance in the first quarter of 2010 did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 820 – Accounting Standards Update (ASU) 2010-06 - Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASC 820). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance in the first quarter of 2010 did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 860 - Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (ASC 860) was originally issued in June 2009 and is now included in ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The adoption of this guidance in the first quarter of 2010 did not have a material impact on our financial position, results of operations or cash flows.

ASU Update No. 2009-13 – Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements was issued in October 2009. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our consolidated financial position, results of operations and cash flows.

3. Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
State rebates receivable	$1,620,212	$2,258,758
Trade accounts	2,240,255	2,410,267
Rebate receivable assigned to vendor	—	—
Less: Allowance for doubtful accounts	(400,484)	(550,667)
	$3,459,983	$4,118,358

4. Inventory

Inventory consists of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Work in process	$1,167,698	$1,080,481
Finished goods	5,860,356	4,241,266
Less: provision for obsolete inventory	(476,813)	(451,813)
	$6,551,241	$4,869,934

5. Note Receivable

During March 2009, we reached a resolution with a customer who had lost project funding for which we had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note of $675,000. The $675,000 note receivable was reflected in prepaid expenses and other current assets, net, as of December 31, 2009, with a corresponding reserve of $675,000. In accordance with the terms of the note, the note was paid in full in March 2010 and the $675,000 reserve was reversed to bad debt expense reflected in general and administrative expenses in our consolidated statements of operations. As of March 31, 2010, we had no remaining note receivable.

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Vehicles	$1,416,893	$1,434,665
Office equipment	1,032,396	1,019,511
Leasehold improvements	257,955	245,547
Furniture and fixtures	96,186	96,186
	2,803,430	2,795,909
Less: Accumulated depreciation and amortization	(1,686,368)	(1,546,915)
	$1,117,062	$1,248,994

Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $147,000 and $176,000, respectively. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $58,000 at March 31, 2010. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $54,000 at December 31, 2009.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Accrued salaries, wages, benefits and bonus	$699,751	$459,889
Use tax payable	99,284	141,092
Customer deposits	77,524	73,524
Accrued accounting and legal fees	69,192	124,295
Accrued percentage completion costs	5,826	8,154
Other accrued liabilities	436,250	368,025
	$1,387,827	$1,174,979

8. Segment Reporting

We are engaged in two business segments, (i) we market, sell, design and install systems for residential and commercial customers and (ii) we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We began our AC solar panel sales during the second quarter of 2009.

An analysis of our revenue, operating profit and total assets are as follows (unaudited):

	March 31,
Revenue	2010	2009
Installation	$5,726,131	$7,594,590
Distribution	729,374	—
	$6,455,505	$7,594,590

	March 31,
Gross profit	2010	2009
Installation	$1,370,497	$2,254,608
Distribution	115,179	—
	$1,485,676	$2,254,608
Assets	March 31, 2010	December 31, 2009
Installation	$15,667,704	$18,308,359
Distribution	225,416	275,962
	$15,893,120	$18,584,321

We do not allocate operating expenses or other income (expense) to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses is beneficial in evaluating segment performance. Distribution assets include only accounts receivable and inventory assets. Other than accounts receivable and inventory, we do not allocate assets to segments for internal reporting purposes as we do not manage our segments by such metrics.

9. Credit Facility

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our previous credit facility with Comerica Bank (the “2007 Credit Facility”). As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of March 31, 2010. As of March 31, 2010, there were no borrowings under this line of credit and therefore no restricted cash.

10. Stockholders’ Equity

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

On March 3, 2009, we closed an offering of securities (the “March 2009 Offering”) pursuant to a securities purchase agreement with certain investors, dated February 26, 2009. Net proceeds from the offering were approximately $1.4 million, after deducting the placement agents’ fees and other direct expenses. In accordance with the securities purchase agreement, we sold units consisting of an aggregate of (i) 1,785,714 shares of common stock at a price of $1.12 per share; (ii) 2,000 shares of Series A Preferred Stock which were convertible into a maximum aggregate of 539,867 shares of common stock, depending upon the volume weighted average trading price of Akeena common stock for a specified period following the Closing; (iii) Series E Warrants to purchase up to 1,339,286 shares of common stock at a strike price of $1.34 per share, which warrants were not exercisable until six months after the Closing and have a term of seven years from the date of first exercisability; (iv) Series F Warrants to purchase up to an aggregate of 540,000 shares of common stock (subject to reduction share for share to the extent shares of common stock were issued upon conversion of the Series A Preferred Stock) at a strike price of $1.12 per share, which warrants were immediately exercisable and had a term of 150 trading days from the Closing; and (v) Series G Warrants to purchase up to an aggregate of 2,196,400 shares of common stock at a strike price of $1.12 per share, which warrants were immediately exercisable and originally had a term of 67 trading days from the Closing (subsequently extended, as described below). During March 2009, the 2,000 shares of Series A preferred stock issued in the financing converted into 539,867 shares of common stock. As a result of the issuance of the conversion shares, the shares of common stock subject to purchase under the Series F Warrants were reduced by 539,867 shares.

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

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions discussed above.

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. During the quarter ended March 31, 2010, we issued 439,893 shares of common stock under the securities purchase agreement, with net proceeds of approximately $544,000.

11. Stock Option Plan and Stock Incentive Plan

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

We use the Black-Scholes-Merton Options Pricing Model (Black-Scholes) to estimate fair value of our stock-based awards. Black-Scholes requires various judgmental assumptions including estimating stock price volatility, expected option life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Our 2001 Stock Option Plan (the “2001 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. Our Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2001 Plan. Incentive stock options may be granted only to our employees, while non-statutory stock options may be granted to our employees, officers, directors, consultants and advisors. Options under the Plan vest as determined by the Board of Directors, but in no event at a rate less than 20% per year. The term of the options granted under the 2001 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. We have not granted any stock options under the 2001 Plan.

We recognized stock-based compensation expense of approximately $553,000 and $540,000 million during the three months ended March 31, 2010 and 2009, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2010:

	Number of Restricted Shares at March 31, 2010	Weighted- Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2010	779,929	$2.63
Granted	51,115	$1.08
Forfeited/cancelled	(50,000)	$2.41
Released/vested	(75,035)	$2.44
Outstanding and not vested at March 31, 2010	706,009	$2.55

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2010 and December 31, 2009, there was approximately $1.6 million and $1.8 million, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2010 was approximately $183,254. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three ended March 31, 2010, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2010:

	Number of Shares Subject To Option	Weighted-Average Exercise Price
Outstanding at January 1, 2010	2,518,529	$3.07
Granted	75,000	$1.08
Forfeited/cancelled/expired	—	$—
Exercised	—	$—
Outstanding at March 31, 2010	2,593,529	$3.02
Exercisable at March 31, 2010	933,536	$4.46

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the three months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Weighted-average volatility	109%	95.8%
Expected dividends	0.0%	0.0%
Expected life	3.0 years	3.4 years
Weighted-average risk-free interest rate	1.38%	0.6% - 3.6%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.71 for the 75,000 stock options granted during the three months ended March 31, 2010. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and the options exercisable as of March 31, 2010 and 2009, was 3.45 years and 4.1 years, respectively. The total fair value of stock options vested during the three months ended March 31, 2010 was approximately $318,546.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2010 and December 31, 2009, there was approximately $2.0 million and $2.3 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.5 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2010, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants

During March 2009, in connection with the March 2009 Offering as described above in Note 10, we issued three series of warrants (Series E, F and G) to purchase shares of our common stock.

We issued Series E Warrants to purchase 1,339,285 shares of common stock at an exercise price of $1.34 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of March 31, 2010, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 1.6%, an expected life of 3.9 years; an expected volatility factor of 108.4% and a dividend yield of 0.0%. The fair value of the warrants decreased to $970,000 as of March 31, 2010 and we recognized a $277,000 favorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2010.

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

As a result of adopting Topic 815 - Derivatives and Hedging (Topic 815), warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expired in March or will expire in June 2010. As such, effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability to recognize the fair value of such warrants on such date. These warrants were subject to an adjustment triggered by the March 2009 Offering, such that the 588,010 warrants were adjusted to purchase an aggregate of 2,618,943 shares of our common stock at an exercise price of $0.86 per share. As of March 31, 2010, 2,099,980 of these warrants were still outstanding. As of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rates ranging from 0.08%-0.15%, expected life ranging from 0.2-0.4 years, an expected volatility factor of 108%-111% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock decreased to $593,000 as of March 31, 2010. As such, we recognized a $695,000 non-cash charge from the change in fair value of these warrants for the three months ended March 31, 2010.

The following table summarizes the Warrant activity for the three months ending March 31, 2010:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	5,426,152	$2.78
Issued	—	$—
Exercised	(311,586)	$(0.86)
Cancelled/expired	(23,656)	$(0.86)
Outstanding at March 31, 2010	5,090,910	$2.90

13. Earnings Per Share

On January 1, 2009, we adopted Accounting Standards Codification (ASC) 260 (formerly Financial Accounting Standards Board Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1) (ASC 260), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260 (formerly Statement of  Financial Accounting Standards (SFAS) No. 128), Earnings Per Share.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2010	2009
Basic:
Numerator:
Net loss	$(2,435,436)	$(5,079,224)
Less: Net loss allocated to participating securities	49,329	147,583
Net loss attributable to stockholders	$(2,386,107)	$(4,931,641)
Denominator:
Weighted average shares outstanding	36,856,578	30,048,198
Weighted average unvested restricted shares outstanding	(746,516)	(873,087)
Denominator for basic net loss per share	36,110,062	29,175,111

Basic net loss per share attributable to common stockholders	$(0.07)	$(0.17)

Diluted:
Numerator:
Net loss	$(2,435,436)	$(5,079,224)
Less: Net loss allocated to participating securities	49,329	147,583
Net loss attributable to stockholders	$(2,386,107)	$(4,931,641)
Denominator:
Denominator for basic calculation	36,110,062	29,175,111
Weighted average effect of dilutive stock options	-	-
Denominator for diluted net loss per share	36,110,062	29,175,111

Diluted net loss per share attributable to common stockholders	$(0.07)	$(0.17)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Stock options outstanding	2,593,529	2,050,597
Unvested restricted stock	706,009	791,480
Warrants to purchase common stock	5,090,910	7,181,406

14. Fair Value Measurement

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	March 31, 2010
Fair value of cash equivalents	$1,127,927	$—	$—	$1,127,927
Total	$1,127,927	$—	$—	$1,127,927

Liabilities	Level 1	Level 2	Level 3	March 31, 2010
Fair value of common stock warrants	$—	$—	$1,563,481	$1,563,481
Accrued rent related to office closures	—	—	61,921	61,921
Total	$—	$—	$1,625,402	$1,625,402

Cash equivalents represent the fair value of our investment in a money market account as of March 31, 2010. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 11. The accrued rent relates to non-cash charges for the closures of our Bakersfield and Manteca, California, Milford, Connecticut, and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate of 1.2%. The accrued rent is included within accrued liabilities and other long-term liabilities in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended March 31, 2010:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2010	$107,110	$2,536,402	$2,643,512
Total realized and unrealized gains or losses	254	(883,523)	(883,269)
Purchases, sales, repayments, settlements and issuances, net	(45,443)	(89,398)	(134,841)
Net transfers in and/or (out) of level 3	—	—	—
Ending balance – March 31, 2010	$61,921	$1,563,481	$1,625,402

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

15. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2010 and 2009, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. The deferred tax asset has a 100% valuation allowance.

16. Commitments and Contingencies

On March 31, 2010, a U.S. Federal Customs Headquarters ruling (Headquarters Ruling) revoked the U.S. Federal Custom Agency ruling from the New York office (NY Ruling) made on January 9, 2009 imposing a 2.5% tariff on the solar module imports of one U.S. based solar company.  The tariff classification ordered in the NY Ruling was different than the one historically used in the solar industry for module imports. The Headquarters Ruling determined that solar modules should be treated as duty free consistent with historical practice.  After the NY Ruling we had reserved $124,000 under accrued liabilities in our condensed consolidated balance sheet as of December 31, 2009.  However, as a result of the recent Headquarters Ruling we reversed the $124,000 accrual and as of March 31, 2010, we had no remaining liability reserved for this matter.

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

On October 22, 2009, we filed a complaint against several defendants in the United States District Court Northern District of California for the direct and contributory infringement of U.S. Patent No. 7,406,800 (our Andalay patent). Our suit alleges these defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in our Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (USPTO) to have the Andalay patent re-examined. On March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part, and the case is currently stayed during this process. Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and the fact that a request is granted does not indicate the likely disposition of the re-examination.  We are continuing to aggressively pursue this case.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

17. Subsequent Events

We have evaluated subsequent events through the date of this filing noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended March 31, 2010.

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

Concentration of Risk

A large portion of our sales and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the three months ended March 31, 2010 and 2009, $4.6 million and $1.5 million, respectively, of our net sales were derived from SunRun, representing 71.9% and 19.7%, respectively, of our net sales. As of March 31, 2010 and December 31, 2009, we had $1.5 million and $1.4 million, respectively, in accounts receivable from SunRun, which represented 37.8% and 30.0%, respectively, of our gross accounts receivable. If sales of our solar power systems that are financed through SunRun decline or cease, or if SunRun fails to pay us, our operating results could decline.

Contingencies

A U.S. Federal Custom Agency ruling from the New York region (NY Ruling) from January 9, 2009 is imposing a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling is different than the one historically used in the solar industry for module imports. However, we had reserved $124,000 under accrued liabilities in our condensed consolidated balance sheet as of December 31, 2009. On March 31, 2010, the U.S. Federal Custom Agency revoked the NY Ruling and determined that solar modules should be treated as duty free. As a result of this ruling, we reversed the $124,000 accrual and as of March 31, 2010, we had no remaining liability.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

Three Months Ended March 31, 2010 as compared to Three Months Ended March 31, 2009

	Three Months Ended March 31, 2010
	2010		2009
Net sales	$6,455,505	100.0%	$7,594,590	100.0%
Cost of sales	4,969,829	77.0%	5,339,982	70.3%
Gross profit	1,485,676	23.0%	2,254,608	29.7%
Operating expenses:
Sales and marketing	1,689,306	26.2%	1,654,121	21.8%
General and administrative	3,124,451	48.4%	4,061,406	53.5%
Total operating expenses	4,813,757	74.6%	5,715,527	75.3%
Loss from operations	(3,328,081)	(51.6)%	(3,460,919)	(45.6)%
Other income (expense):
Interest income (expense), net	9,122	0.1%	(76,541)	(1.0)%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	883,523	13.7%	(1,541,764)	(20.3)%
Total other income (expense)	892,645	13.8%	(1,618,305)	(21.3)%
Loss before provision for income taxes	(2,435,436)	(37.7)%	(5,079,224)	(66.9)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	$(2,435,436)	(37.7)%	$(5,079,224)	(66.9)%

Net sales

We generate sales from two reporting segments: installation and distribution. Our installation segment represents our core business in which we derive sales primarily from the installation of residential and commercial solar power systems. Our distribution segment, which began in the second quarter of 2009, derives revenues primarily from the sale of Andalay AC solar power systems. In the three months ended March 31, 2010, we generated $6.5 million of revenues, which was composed of $5.7 million from our installation segment and $729,000 from our distribution segment. In the three months ended March 31, 2009, all of our revenue was from installation.

Net sales totaled $6.5 million for the three months ended March 31, 2010 as compared to $7.6 million for the same period in 2009, or a decrease of 15.0% from 2009. We installed 878.4 kilowatts (kW) for the three months ended March 31, 2010 as compared to 945.0 kW for the same period in 2009, a decline of 7.0%, primarily due to a decrease in residential and commercial installations, partially offset by an increase in distribution. During the three months ended March 31, 2010, we were operating six offices in California, as compared to seven offices in California and one office each in Colorado and Connecticut for the three months ended March 31, 2009. During March 2009, the offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution for those markets and as part of our cost reduction initiatives.

Cost of sales

Cost of sales as a percent of sales, including all installation expenses, during the three months ended March 31, 2010 was 77.0% of net sales as compared to 70.3% during the three months ended March 31, 2009. The increase in cost of sales as a percent of sales was primarily due to favorable commercial cost adjustments in the first quarter of 2009 and the higher mix of lower-margin distribution business in the current year. Our distribution business was launched in the second quarter of 2009. As a result of the above, the gross profit margin for the three months ended March 31, 2010 was 23.0% of net sales compared to 29.7% for the three months ended March 31, 2009. For the three months ended March 31, 2010, the gross profit margin was 23.9% for our installation segment and 15.8% for our distribution segment.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2010 were $1.7 million, or 26.2% of net sales as compared to $1.7 million, or 21.8% of net sales during the same period of the prior year. The slight increase in sales and marketing expense for the three months ended March 31, 2010, was due an increase in advertising, public relations and shows and conferences of $87,000 partially offset by decreases in stock compensation expense of $40,000 and travel and entertainment of $13,000 as compared to the same period in 2009.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010 were $3.1 million, or 48.4% of net sales as compared to $4.1 million, or 53.5% of net sales during the same period of the prior year. The decrease in general and administrative expenses for the three months ended March 31, 2010 was primarily due the favorable reversal of a $675,000 reserve for a note receivable. During March 2009, we reached a resolution with a customer who had lost project funding for which we had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note for $675,000. The note was paid in full in March 2010. Other general and administrative expense categories declined compared to the prior year due to reductions in insurance expense of $85,000, payroll and bonus expense of $63,000 and travel and entertainment expense of $27,000. These favorable variances were partially offset by increases in research and development costs of $107,000 and stock compensation expense of $53,000.

Interest, net

During the three months ended March 31, 2010, interest income was approximately $18,000, which was partially offset by interest expense of $9,000. During the same period in 2009, interest expense was $113,000, somewhat offset by interest income of $36,000. The decrease in interest expense and interest income for the three months ended March 31, 2010 compared to the prior year is related to our full repayment of our outstanding 2007 Credit Facility with Comerica Bank utilizing our restricted cash during March 2009.

Adjustment to the fair value of common stock warrants

During the three months ended March 31, 2010, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements resulting in an unrealized gain of $884,000 in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due to a shorter life remaining for the warrants and a decrease in the price of our common stock.

Income taxes

During the three months ended March 31, 2010 and March 31, 2009, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels, microinverters and inverters, and to cover our payroll and lease expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. Revenue grew significantly through 2008 and our operating expenses and need for working capital to support that growth grew faster. In 2009, our revenue declined as a result of general economic conditions, and we took actions to reduce our operating expenses and address our working capital needs through a combination of expense reductions, careful management of our operations and raising capital through equity offerings. We have plans to reach breakeven cash flow from operations in the current year, but we have not reached that goal yet. In the event that our revenue is lower than anticipated, further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of March 31, 2010, we had approximately $2.7 million in cash on hand. We intend to address ongoing working capital needs through continued careful management of our operations along with ongoing efforts to raise additional equity. We have the ability to raise capital through our October 2009 securities purchase agreement. As an additional potential source of capital, the terms of our outstanding warrant agreements provide the possibility for us to receive additional proceeds over the next several months upon the exercise of warrants, depending on market conditions. We have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We are also pursuing discussions with banks for an asset-backed credit line. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our 2007 Credit Facility with Comerica Bank. As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, other than maintaining a $1.0 million cash collateral balance, and as of March 31, 2010, we are in compliance with the terms of the 2009 Bank Facility. As of March 31, 2010, there were no borrowings under this line of credit and therefore no restricted cash.

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

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. During the quarter ended March 31, 2010, we issued 439,893 shares of common stock under this securities purchase agreement, with net proceeds of approximately $544,000.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of March 31, 2010, we had approximately $2.7 million in cash and cash equivalents.

Cash used in operating activities was approximately $3.9 million for the quarter ended March 31, 2010, primarily from a $1.7 million increase in inventory and a $764,000 decrease in accounts payable, partially offset by a $923,000 decrease in prepaid expenses and other current assets and a $602,000 decrease in accounts receivable. The increase in inventory was primarily the purchase of solar panels and micro-inverters and the decrease in accounts payable and the decrease in accounts receivable was primarily the timing of payments and receipts. The decrease in prepaid expenses and other current assets was primarily due to the payment on a $675,000 note receivable. Cash flows from operating activities were approximately $2.6 million for the three months ended March 31, 2009, primarily from a $3.4 million decrease in inventory, a $2.2 million decrease in accounts receivable and a $1.5 million decrease in prepaid expenses and other current assets, partially offset by a $918,000 decrease in accounts payable and a $608,000 decrease in accrued liabilities and accrued warranty. During the quarter ended March 31, 2009, we used existing solar panel inventory and did not purchase any solar panels. Accounts receivable decreased as a result of lower revenue while the decrease in prepaid expenses and other current assets and the decrease in accounts payable and accrued liabilities and accrued warranty were primarily due to the timing of payments.

Cash used in investing activities was $15,000 for the quarter ended March 31, 2010, primarily due to the purchase of additional vehicles and computer equipment. During the quarter ended March 31, 2009, no cash was used for investing activities.

Cash provided by financing activities was approximately $743,000 for the quarter ended March 31, 2010. During the quarter ended March 31, 2010, we received proceeds of $550,000 for the issuance of common shares from a securities purchase agreement, net of $6,000 in fees and proceeds of approximately $268,000 from the exercise of warrants to purchase our common stock. Cash flows provided by financing activities were approximately $76,000 for the three months ended March 31, 2009. During the first three months of 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million utilizing $17.5 million of restricted cash and we received proceeds for the issuance of common shares pursuant to our stock offering of $1.4 million, net of fees.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$838,352	$499,059	$339,293	$—	$—
Vehicle loans	575,430	222,583	352,847	—	—
Capital leases	15,037	14,354	683	—	—
	$1,428,819	$735,996	$692,823	$—	$—

During the last three quarters ending December 31, 2010, we expect to receive $28,000 related to a sublease.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2009, 2008 and 2007 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Recent Accounting Pronouncements

ASC Topic 810 - Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The adoption of this guidance in the first quarter of 2010 did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 820 – Accounting Standards Update (ASU) 2010-06 - Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (ASC 820). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance in the first quarter of 2010 did not have a material impact on our financial position, results of operations or cash flows.

ASC Topic 860 - Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (ASC 860) was originally issued in June 2009 and is now included in ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The adoption of this guidance in the first quarter of 2010 did not have a material impact on our financial position, results of operations or cash flows.

ASU Update No. 2009-13 – Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements was issued in October 2009. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our consolidated financial position, results of operations and cash flows.

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

Interest Rate Risk

As of March 31, 2010, there was no balance outstanding under the 2009 Bank Facility. If we were to borrow the maximum $1 million under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as the purchase of our solar panels from manufacturers outside the United States is denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended March 31, 2010.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

On October 22, 2009, we filed a complaint against several defendants in the United States District Court Northern District of California for the direct and contributory infringement of U.S. Patent No. 7,406,800 (our Andalay patent). Our suit alleges these defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in our Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (USPTO) to have the Andalay patent re-examined. On March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part, and the case is currently stayed during this process. Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and the fact that a request is granted does not indicate the likely disposition of the re-examination.  We are continuing to aggressively pursue this case.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

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

A large portion of our sales and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the three months ended March 31, 2010 and 2009, $4.6 million and $1.5 million, respectively, of our net sales were derived from SunRun, representing 71.9% and 19.7%, respectively, of our net sales. As of March 31, 2010 and December 31, 2009, we had $1.5 million and $1.4 million, respectively, in accounts receivable from SunRun, which represented 37.8% and 30.0%, respectively, of our gross accounts receivable. If sales of our solar power systems that are financed through SunRun decline or cease, or if SunRun fails to pay us, our operating results could decline.

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

Our Andalay technology may encounter unexpected problems or may not be protectable, which could adversely affect our business and results of operations.

Our Andalay technology is relatively new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with Andalay products that are unexpected and could have a material adverse effect on our business or results of operations. We have been issued U.S. Patent #7,406,800 from the United States Patent and Trademark Office which covers key claims of our Andalay solar panel technology. We have several other pending patent applications covering Andalay technology. Ultimately, we may not be able to realize the benefits from any patent that is issued.

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

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that affect the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

Existing regulations, and changes to such regulations, may presenttechnical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

Installation of solar power systems are subject to oversight and regulation in accordance with federal and state laws, and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. We attempt to keep up-to-date about these requirements on a federal, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exist metering caps in certain jurisdictions which effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid.

Our business depends on the availability of rebates, tax credits and otherfinancial incentives; reduction, elimination or uncertainty of which would reduce the demand for our products and services.

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

Warrants originally issued in March 2007 and May 2007 for the purchase of 588,010 shares of our common stock at a weighted-average exercise price of $3.83 per share, were subject to an adjustment triggered by the March 2009 Offering, such that they subsequently represented warrants to purchase an aggregate of 2,618,942 shares of our common stock at an exercise price of $0.86 per share. As of March 31, 2010, 2,099,980 of these warrants were still outstanding. The number of shares of our common stock issuable upon exercise of those warrants, and therefore the dilution of existing common stockholders, is subject to increase as a result of certain sales of our securities that trigger the antidilution provisions of those warrants at a price below the applicable exercise price of those warrants. Future exercises of those warrants may dilute the ownership interests of our current stockholders.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 31, 2010, we had 37,152,274 shares of common stock outstanding (which includes 706,009 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 5,090,910 shares of common stock and options to purchase 2,593,529 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 21.5% of our outstanding common stock as of April 23, 2010. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	election of our directors;
•	the amendment of our Certificate of Incorporation or By-laws; and
•	the merger of our company or the sale of our assets or other corporate transaction.

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

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. As a public company, these rules and regulations result in increased compliance costs and make certain activities more time consuming and costly.

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

Dated: April 30, 2010	/s/ Barry Cinnamon
Barry Cinnamon
Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2010	/s/ Margaret R. Randazzo
Margaret R. Randazzo
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