Form 10-Q
period 2010-06-30
Akeena Solar, Inc.
filed 2010-07-30
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

AKEENA SOLAR, INC.
(d/b/a Westinghouse Solar)
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

As of July 28, 2010, 40,784,221 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,925,389	$5,804,458
Accounts receivable, net	2,950,746	4,118,358
Other receivables	30,822	274,169
Inventory, net	6,150,290	5,491,074
Prepaid expenses and other current assets, net	1,781,153	1,197,430
Total current assets	15,838,400	16,885,489
Property and equipment, net	1,038,901	1,248,994
Goodwill	298,500	298,500
Other assets, net	409,920	151,338
Total assets	$17,585,721	$18,584,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,531,082	$4,277,599
Customer rebate payable	2,374	60,106
Accrued liabilities	1,623,507	1,174,979
Accrued warranty	1,244,010	1,187,999
Common stock warrant liability	529,905	2,536,402
Deferred revenue	892,007	619,242
Current portion of capital lease obligations	10,959	18,086
Current portion of long-term debt	210,813	222,583
Total current liabilities	9,044,657	10,096,996
Capital lease obligations, less current portion	4,208	2,728
Long-term debt, less current portion	234,540	352,847
Other long-term liabilities	6,480	19,440
Total liabilities	9,289,885	10,472,011

Commitments, contingencies and subsequent events (Notes 16 and 17)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,657,825 and 36,406,944 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	40,658	36,407
Additional paid-in capital	64,965,686	59,897,553
Accumulated deficit	(56,710,508)	(51,821,650)
Total stockholders’ equity	8,295,836	8,112,310
Total liabilities and stockholders’ equity	$17,585,721	$18,584,321

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue	$9,923,299	$5,905,360	$16,378,804	$13,499,950
Cost of goods sold	7,838,513	4,742,944	12,808,342	10,082,926
Gross profit	2,084,786	1,162,416	3,570,462	3,417,024
Operating expenses
Sales and marketing	2,003,035	1,481,788	3,692,341	3,135,909
General and administrative	3,442,565	2,845,813	6,567,016	6,907,219
Total operating expenses	5,445,600	4,327,601	10,259,357	10,043,128
Loss from operations	(3,360,814)	(3,165,185)	(6,688,895)	(6,626,104)
Other income (expense)
Interest income (expense), net	(3,987)	16,239	5,135	(60,302)
Adjustment to the Fair Value of Common Stock Warrants	911,379	(1,536,755)	1,794,902	(3,078,519)
Total other income (expense)	907,392	(1,520,516)	1,800,037	(3,138,821)
Loss before provision for income taxes	(2,453,422)	(4,685,701)	(4,888,858)	(9,764,925)
Provision for income taxes	—	—	—	—
Net loss	$(2,453,422)	$(4,685,701)	$(4,888,858)	$(9,764,925)

Loss per common and common equivalent share:
Basic and diluted	$(0.06)	$(0.14)	$(0.13)	$(0.31)
Weighted average shares used in computing loss per common share:
Basic and diluted	38,199,845	31,800,509	37,160,726	30,495,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2010	36,406,944	$36,407	$59,897,553	$(51,821,650)	$8,112,310
Issuance of common shares pursuant to October 2009 securities purchase agreement	483,753	484	593,392	—	593,876
Issuance of common shares pursuant to May 2010 securities purchase agreement, net	2,717,392	2,717	2,383,868	—	2,386,585
Conversion of common stock warrant liability upon exercise or expiration of warrants	—	—	211,594	—	211,594
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	(22,340)	(22)	(8,842)	—	(8,864)
Stock-based compensation expense	—	—	967,208	—	967,208
Exercise of warrants for common shares at various exercise prices, $0.001 par value	1,072,076	1,072	920,913	—	921,985
Net loss	—	—	—	(4,888,858)	(4,888,858)
Balance at June 30, 2010	40,657,825	$40,658	$64,965,686	$(56,710,508)	$8,295,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(4,888,858)	$(9,764,925)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation	289,450	364,782
Amortization of customer list, customer contracts and patents	2,004	2,471
Provision for obsolete inventory	100,000	—
Gain on asset disposal	(923)	—
(Recovery) provision for bad debt	(548,612)	224,929
Unrealized (gain) loss on fair value adjustment of common stock warrants	(1,794,902)	3,078,519
Non-cash stock-based compensation expense	967,208	997,960
Changes in assets and liabilities:
Accounts receivable	1,041,224	3,833,374
Other receivables	243,347	116,534
Inventory	(759,216)	5,871,149
Prepaid expenses and other current assets	91,277	1,875,165
Other assets	(260,586)	(3,225)
Accounts payable	253,483	(882,247)
Customer rebate payable	(57,732)	(49,697)
Accrued liabilities and accrued warranty	504,539	(504,675)
Deferred revenue	272,765	32,158
Other long-term liabilities	(12,960)	(531,791)
Net cash (used in) provided by operating activities	(4,558,492)	4,660,481
Cash flows from investing activities
Acquisition of property and equipment	(93,935)	(57,335)
Proceeds from disposal of property and equipment	21,500	—
Net cash used in investing activities	(72,435)	(57,335)
Cash flows from financing activities
Borrowings on long-term debt	—	57,335
Repayments on long-term debt	(130,077)	(117,402)
Repayments on line of credit, net	—	(18,746,439)
Payment of capital lease obligations	(11,647)	(8,209)
Restricted cash	—	17,500,000
Proceeds from stock offering	2,499,999	2,000,000
Proceeds from securities purchase agreement	593,876	—
Proceeds from exercise of warrants	921,985	2,674,414
Payment of placement agent and registration fees and other direct costs	(113,414)	(1,123,852)
Employee taxes paid for vesting of restricted stock	(8,864)	—
Net cash provided by financing activities	3,751,858	2,235,847
Net increase (decrease) in cash and cash equivalents	(879,069)	6,838,993
Cash and cash equivalents
Beginning of period	5,804,458	148,230
End of period	$4,925,389	$6,987,223
Supplemental cash flows disclosures:
Cash paid during the period for interest	$17,520	$119,776
Supplemental disclosure of non-cash financing activity
Fair value of warrants issued in stock offering	—	1,676,282
Initial fair value of preferred stock issued in offering	—	380,600
Conversion of preferred stock to common stock	—	464,286
Conversion of common stock warrant liability upon exercise of warrants	211,594	313,024
Acquisition of property and equipment under capital lease	6,000	—
Reclassification of common stock warrant liability to Additional Paid-in Capital	—	777,415
Fair value of warrants issued in connection with induced exercise	—	303,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (d/b/a Westinghouse Solar) (“we”, “us”, “our” or the “Company”) for the years ended December 31, 2009 and 2008 appearing in our Form 10-K. The June 30, 2010 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Reclassifications

Certain line items in our condensed consolidated balance sheets and our condensed consolidated statements of cash flows have been reclassified to conform to the current presentation. Parts and supplies, which amounted to $621,000 as of December 31, 2009, and $597,000 as of June 30, 2009, and which previously was included in prepaid expenses and other current assets, have now been included in inventory, net.

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

We are a designer, integrator and installer of solar power systems, and a designer and distributor of solar panels with integrated microinverters (which we call AC solar panels). We market, sell, design and install solar power systems for residential and commercial customers, and we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets.

On May 17, 2010, we entered into an exclusive worldwide agreement to manufacture, distribute, market and install our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market, and we are listed as Akeena Solar, Inc. (d/b/a Westinghouse Solar). Subject to shareholder approval, we plan in the future to formally change our corporate name to Westinghouse Solar, Inc. Our installation business in California will continue to operate under the name Akeena Solar.

Concentration of Risk

A large portion of our revenues and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the three months ended June 30, 2010 and 2009, $6.0 million and $1.8 million, respectively, of our net revenues were derived from SunRun, representing 60.7% and 29.9%, respectively, of our net revenues. In the six month period ended June 30, 2010 and 2009, $10.7 million and $3.3 million, respectively, of our net revenues were derived from SunRun, representing 65.1% and 24.2%, respectively, of our net revenues. As of June 30, 2010 and December 31, 2009, we had $1.1 million and $1.4 million, respectively, in accounts receivable from SunRun, which represented 31.5% and 30.0%, respectively, of our gross accounts receivable.

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

Revenue Recognition

Revenue from installation of a system is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. In general, we recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion method for commercial installations. Revenue from our distribution business is recognized when a solar power system is shipped to a customer. Revenue recognition methods for revenue streams that fall under other categories are determined based on facts and circumstances.

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

Manufacturer and Installation Warranties

We warrant our products for various periods against defects in material or installation workmanship and we provide a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The manufacturer warranties on solar panels and inverters range from 10 to 25 years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defected panel or inverter. We record a provision for the installation warranty, within cost of sales, based on our historical experience and our management’s expectations of the probable future cost to be incurred in honoring our warranty commitment. The liability for the installation warranty of approximately $1.2 million at June 30, 2010 and December 31, 2009, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for the installation warranty consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Beginning accrued warranty balance (January 1)	$1,187,999	$1,056,655
Reduction for labor payments and claims made under the warranty	(125,451)	(103,763)
Accruals related to warranties issued during the period	181,462	235,107
Ending accrued warranty balance	$1,244,010	$1,187,999

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the useful lives we assigned to these assets are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

Recent Accounting Pronouncements

ASU Update No. 2009-13 – Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements was issued in October 2009. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including: vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our consolidated financial position, results of operations and cash flows.

3. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
State rebates receivable	$1,044,294	$2,258,758
Trade accounts	2,299,423	2,410,267
Less: Allowance for doubtful accounts	(392,971)	(550,667)
	$2,950,746	$4,118,358

4. Inventory

Inventory consists of the following:
	June 30, 2010 (Unaudited)	December 31, 2009
Work in process	$1,638,248	$1,080,481
Finished goods	5,063,855	4,862,406
Less: provision for obsolete inventory	(551,813)	(451,813)
	$6,150,290	$5,491,074

5. Note Receivable

During March 2009, we reached a resolution with a customer who had lost project funding for which we had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note of $675,000. The $675,000 note receivable was reflected in prepaid expenses and other current assets, net, as of December 31, 2009, with a corresponding reserve of $675,000. In accordance with the terms of the note, the note was paid in full in March 2010 and the $675,000 reserve was reversed to bad debt expense reflected in general and administrative expenses in our consolidated statements of operations. As of June 30, 2010, we had no remaining note receivable.

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Vehicles	$1,400,011	$1,434,665
Office equipment	1,084,603	1,019,511
Leasehold improvements	257,955	245,547
Furniture and fixtures	96,186	96,186
	2,838,755	2,795,909
Less: Accumulated depreciation and amortization	(1,799,854)	(1,546,915)
	$1,038,901	$1,248,994

Depreciation expense for the three months ended June 30, 2010 and 2009 was approximately $142,000 and $189,000, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was approximately $289,000 and $365,000, respectively. Accumulated depreciation related to approximately $100,000 of assets under capital leases was approximately $63,000 at June 30, 2010. Accumulated depreciation related to approximately $94,000 of assets under capital leases was approximately $54,000 at December 31, 2009.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Accrued salaries, wages, benefits and bonus	$812,239	$459,889
Use tax payable	181,526	141,092
Customer deposits	70,000	73,524
Accrued accounting and legal fees	76,112	124,295
Other accrued liabilities	483,630	376,179
	$1,623,507	$1,174,979

8. Segment Reporting

We are engaged in two business segments, (i) our installation segment, in which we market, sell, design and install systems for residential and commercial customers and (ii) our distribution segment, in which we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We began our AC solar panel distribution business during the second quarter of 2009.

An analysis by segment of our revenue, operating profit and total assets is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenue	2010	2009	2010	2009
Installation	$7,698,248	$5,703,003	$13,424,379	$13,297,593
Distribution	2,225,051	202,357	2,954,425	202,357
	$9,923,299	$5,905,360	$16,378,804	$13,499,950

	Three Months Ended June 30,		Six Months Ended June 30,
Gross profit	2010	2009	2010	2009
Installation	$1,742,812	$1,138,710	$3,113,309	$3,393,318
Distribution	341,974	23,706	457,153	23,706
	$2,084,786	$1,162,416	$3,570,462	$3,417,024

	June 30,
Assets	2010	2009
Installation	$16,450,938	$18,308,359
Distribution	1,134,783	275,962
	$17,585,721	$18,584,321

We do not allocate operating expenses or other income (expense) to both of these segments for internal reporting purposes, as we do not believe that allocating these expenses is beneficial in evaluating segment performance. Distribution segment assets include only accounts receivable and inventory assets. Other than accounts receivable and inventory, we do not allocate assets to segments for internal reporting purposes, as we do not manage our segments by such metrics.

9. Credit Facility

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our previous credit facility with Comerica Bank (the “2007 Credit Facility”). As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of June 30, 2010. As of June 30, 2010, there were no borrowings under this line of credit and therefore no restricted cash.

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

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors purchased 625,000 shares of our common stock through the exercise of a portion of their Series G Warrants, with gross proceeds to us of $700,000. In conjunction with that exercise, we and the investors agreed to further amend the remaining Series G Warrants, to extend the term of the unexercised balance of the Series G Warrants until November 6, 2009 and to delete certain of the potential adjustment provisions. In addition, we issued new Series H Warrants to purchase up to an aggregate of 625,000 shares of Common Stock at a strike price of $1.34 per share. The Series H Warrants became exercisable on December 1, 2009 and originally had a term of six months from the day they first become exercisable. In conjunction with the May 17, 2010 transaction discussed below, the expiration date for the Series H Warrants was extended until December 1, 2011.

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. During the six months ended June 30, 2010, we issued 483,753 shares of common stock under the securities purchase agreement, with net proceeds of approximately $594,000.

On May 17, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 2,717,392 shares of common stock at a price of $0.92 per share and Series I Warrants to purchase up to 1,358,696 shares of common stock (50% of the number of shares of common stock initially issued) at an exercise price of $1.10 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The aggregate purchase price for the Securities was $2,500,000. Under the Securities Purchase Agreement, we also agreed to amend the still outstanding Series H Warrants to extend the term until December 1, 2011. The outstanding Series H Warrants were issued on June 1, 2009, and were due to expire on June 1, 2010. The remaining outstanding Series H Warrants represent the right to purchase up to an aggregate of 625,000 shares of common stock at an exercise price of $1.34 per share.

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which 450,000 shares of common stock were available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. On December 20, 2006, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 450,000 shares to 1,000,000 shares. On August 24, 2007, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 1,000,000 shares to 4,000,000 shares. On October 21, 2008, the Stock Plan was amended to increase the number of shares available for issuance to 5,000,000 shares. At the annual meeting of shareholders held on May 7, 2010, the Stock Plan was amended to increase the number of shares available for issuance to 12,000,000 shares.

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on the restricted stock granted generally expires at a rate of 25% per year over four years, unless decided otherwise by our Compensation Committee. Options to purchase common stock generally vest and become exercisable as to one-third of the total amount of shares subject to the option on each of the first, second and third anniversaries from the date of grant. Options to purchase common stock generally have a 5-year term.

We use the Black-Scholes-Merton Options Pricing Model (Black-Scholes) to estimate fair value of our employee and our non-employee director stock-based awards. Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock, and that our deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions we used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We measure compensation expense for non-employee stock-based compensation under ASC 505-50, “Equity-Based Payments to Non-Employees.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The estimated fair value is measured utilizing Black-Scholes using the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete (generally the vesting date). The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

We recognized stock-based compensation expense of approximately $414,000 and $458,000 during the three months ended June 30, 2010 and 2009, respectively, and approximately $967,000 and $998,000 during the six months ended June 30, 2010 and 2009, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2010:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2010	779,929	$2.63
Granted	87,705	$1.09
Forfeited/cancelled	(102,780)	$2.16
Released/vested	(125,924)	$2.45
Outstanding and not vested at June 30, 2010	638,930	$2.53

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2010 and December 31, 2009, there was approximately $1.4 million and $1.8 million, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the six months ended June 30, 2010 was approximately $308,000. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the six months ended June 30, 2010, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2010:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2010	2,518,529	$3.07
Granted	80,000	$1.08
Forfeited/cancelled/expired	—	$-
Exercised	—	$-
Outstanding at June 30, 2010	2,598,529	$3.01
Exercisable at June 30, 2010	956,869	$4.41

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the six months ended June 30, 2010 and 2009 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2010	2009
Weighted-average volatility	109%	95.8%
Expected dividends	0.0%	0.0%
Expected life	3.0 years	3.4 years
Weighted-average risk-free interest rate	1.40%	0.6% - 3.6%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.72 for the stock options to purchase 80,000 shares of common stock granted during the six months ended June 30, 2010. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of June 30, 2010 and 2009, was 3.2 years and 3.4 years, respectively. The total estimated fair value of stock options vested during the six months ended June 30, 2010 was approximately $360,000.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2010 and December 31, 2009, there was approximately $1.7 million and $2.3 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.3 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the six months ended June 30, 2010, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants

During March 2009, in connection with the March 2009 Offering as described above in Note 10, we issued three series of warrants (Series E, F and G) to purchase shares of our common stock.

We issued Series E Warrants to purchase 1,339,285 shares of common stock at an exercise price of $1.34 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of June 30, 2010, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 1.0%, an expected life of 3.7 years; an expected volatility factor of 105.8% and a dividend yield of 0.0%. The fair value of the warrants decreased to $530,000 as of June 30, 2010 and we recognized a $718,000 favorable non-cash adjustment from the change in fair value of these warrants for the six months ended June 30, 2010.

We issued Series F Warrants to purchase 540,000 shares of common stock in connection with the March 2009 Offering at an exercise price of $1.12 per share. During March 2009, warrants to purchase 539,867 shares of common stock were canceled upon the conversion of 2,000 shares of Series A preferred stock into 539,867 shares of common stock pursuant to the terms of the March 2009 Offering. Because of the built-in price protection in the combined 150-Day Warrants and preferred stock instrument, we classified the estimated fair value of the combined instrument of $380,000 as a liability. The fair value of these warrants increased to $464,000 at the time of the cancellation resulting in recognizing an $84,000 non-cash charge. The $464,000 common stock warrant liability was reclassified to additional paid-in capital upon cancelation. The remaining 133 Series F Warrants expired during May 2009.

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

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors agreed to purchase 625,000 shares of common stock through exercise of their Series G Warrants and we agreed to further extend the term of the remaining Series G Warrants until November 6, 2009. As of June 1, 2009, the fair value of the remaining Original Series G Warrants and the Additional Series G Warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.13%, an expected life of 0.3 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. As a result, the fair value of the warrants increased $258,000 and we recognized a non-cash charge from the change in fair value of these warrants. Pursuant to the Second Amendment Agreement, we and the investors also agreed to delete certain of the potential adjustment provisions and as a result, the remaining warrant liability of the Original Series G Warrants and the Additional Series G warrants of $777,400 was reclassified to additional paid-in-capital. Lastly, pursuant to the Second Amendment Agreement, we agreed to issue new Series H Warrants to purchase up to an aggregate of 625,000 shares of our common stock at a strike price of $1.34 per share. The Series H

Warrants became exercisable on December 1, 2009 and had a term of six months from the day they first became exercisable. The fair value of the Series H Warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.29%, an expected life of 0.8 years; an expected volatility factor of 115.2% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $303,400 as of June 1, 2009, and we recognized a non-cash charge for the fair value of these warrants of $303,000 with an offset to additional paid-in-capital.

On May 17, 2010, we entered into a Securities Purchase Agreement and issued Series I Warrants to purchase 1,358,696 shares of common stock at an exercise price of $1.10 per share (the “Series I Warrants”). The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.28%, an expected life of 4.1 years; an expected volatility factor of 107% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $950,000. Under the May 17, 2010 Securities Purchase Agreement, we also agreed to extend the term of the remainder of our outstanding Series H Warrants until December 1, 2011. The estimated value assigned to the extension of these warrants was approximately $210,000.

As a result of our adoption of Topic 815 - Derivatives and Hedging (Topic 815), warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expired in March and June 2010. Effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability, to recognize the fair value of such warrants on such date. These warrants were subject to an adjustment triggered by the March 2009 Offering, such that the 588,010 shares of common stock were adjusted to purchase an aggregate of 2,618,943 shares of our common stock at an exercise price of $0.86 per share. As of June 30, 2010, all of these warrants were either exercised or expired. Upon the exercise or expiration of warrants during the six months ended June 30, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rates ranging from 0.02%-0.17%, expected life ranging from 0.01-0.42 years, an expected volatility factor of 107%-111% and a dividend yield of 0.0%. We recognized a $1.1 million favorable non-cash adjustment from the change in fair value of these warrants for the six months ended June 30, 2010.

The following table summarizes the Warrant activity for the six months ending June 30, 2010:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	5,426,152	$2.78
Issued	1,358,696	$1.10
Exercised	(1,072,076)	$(0.86)
Cancelled/expired	(1,363,146)	$(0.86)
Outstanding at June 30, 2010	4,349,626	$3.33

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Numerator:
Net loss	$(2,453,421)	$(4,685,701)	$(4,888,858)	$(9,764,925)
Less: Net loss allocated to participating securities	43,517	109,191	92,670	254,361
Net loss attributable to stockholders	$(2,409,904)	$(4,576,510)	$(4,796,188)	$(9,510,564)
Denominator:
Weighted-average shares outstanding	38,889,641	32,559,242	37,878,726	31,310,657
Weighted-average unvested restricted shares outstanding	(689,796)	(758,733)	(718,000)	(815,594)
Denominator for basic net loss per share	38,199,845	31,800,509	37,160,726	30,495,063

Basic net loss per share attributable to common stockholders	$(0.06)	$(0.14)	$(0.13)	$(0.31)

Diluted:
Numerator:
Net loss	$(2,453,421)	$(4,685,701)	$(4,888,858)	$(9,764,925)
Less: Net loss allocated to participating securities	43,517	109,191	92,670	254,361
Net loss attributable to stockholders	$(2,409,904)	$(4,576,510)	$(4,796,188)	$(9,510,564)
Denominator:
Denominator for basic calculation	38,199,845	31,800,509	37,160,726	30,495,063
Weighted-average effect of dilutive stock options	-	-	-	-
Denominator for diluted net loss per share	38,199,845	31,800,509	37,160,726	30,495,063

Diluted net loss per share attributable to common stockholders	$(0.06)	$(0.14)	$(0.13)	$(0.31)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	June 30,
	2010	2009
Stock options outstanding	2,598,529	1,825,597
Unvested restricted stock	638,930	714,711
Warrants to purchase common stock	4,349,626	6,693,403

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	June 30, 2010
Fair value of cash equivalents	$3,000,820	$—	$—	$3,000,820
Total	$3,000,820	$—	$—	$3,000,820

Liabilities	Level 1	Level 2	Level 3	June 30, 2010
Fair value of common stock warrants	$—	$—	$529,905	$529,905
Accrued rent related to office closures	—	—	31,933	31,933
Total	$—	$—	$561,838	$561,838

Cash equivalents represent the fair value of our investment in a money market account as of June 30, 2010. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 11. The accrued rent relates to a non-cash charge for the closure of our Denver, Colorado location, calculated by discounting the future lease payments to their present value using a risk-free discount rate of 1.2%. The accrued rent is included within accrued liabilities and other long-term liabilities in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended June 30, 2010:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2010	$107,110	$2,536,402	$2,643,512
Total realized and unrealized gains or losses	401	(1,794,902)	(1,794,501)
Purchases, sales, repayments, settlements and issuances, net	(75,578)	(211,595)	(287,173)
Net transfers in and/or (out) of level 3	—	—	—
Ending balance – June 30, 2010	$31,933	$529,905	$561,838

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

15. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the six months ended June 30, 2010 and 2009, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

16. Commitments and Contingencies

On March 31, 2010, a U.S. Federal Customs Headquarters ruling (Headquarters Ruling) revoked the U.S. Federal Custom Agency ruling from the New York office (NY Ruling) made on January 9, 2009 imposing a 2.5% tariff on the solar module imports of one U.S. based solar company.  The tariff classification ordered in the NY Ruling was different than the one historically used in the solar industry for module imports. The Headquarters Ruling determined that solar modules should be treated as duty free consistent with historical practice.  After the NY Ruling we had reserved $124,000 under accrued liabilities in our condensed consolidated balance sheet as of December 31, 2009.  As a result of this ruling, we reversed the $124,000 accrual in the three months ended March 31, 2010, and as of June 30, 2010, we had no remaining liability.

Litigation

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”).  Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; and Cilurzo v. Cinnamon, et. al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance.  On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit.  We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. in the United States District Court Northern District of California San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (our Andalay patent). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in our Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay patent re-examined. On March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part, and the case is currently stayed during this process. Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and the fact that a request is granted does not indicate the likely disposition of the re-examination. Recently, the USPTO ruled that certain portions of the Andalay patent being re-examined remain valid over all of the challenges submitted by defendants, including some of the portions of the patent we are asserting in the Zep litigation. Based on the USPTO decision, a reduced number of claims remain at issue in the re-examination, and even if defendant’s re-examination request is ultimately successful with respect to the remaining portions of the Andalay patent, we would still have a patent which could be enforced against defendants. We are continuing to aggressively pursue this case.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

17. Subsequent Events

We have evaluated subsequent events through the date of this filing noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to the “Company,” “we,” “our,” and “us” refer to Akeena Solar, Inc. (d/b/a Westinghouse Solar) and its subsidiaries (“Akeena Solar” or “Westinghouse Solar”).

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

Company Overview

We are a designer, integrator and installer of solar power systems and a designer and distributor of solar panels with integrated microinverters (which we call AC solar panels). We market, sell, design and install systems for residential and commercial customers, sourcing components (such as solar panels and inverters) from manufacturers such as Suntech, Enphase and SMA. We have provided installation services in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut. We sell our AC solar panels to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail home improvement outlets. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, over the past four years we have been one of the largest national integrators of residential and commercial solar electric power systems in the United States. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association.

Our offices are located in Los Gatos, Fresno (Clovis), Anaheim, Bakersfield, Palm Springs and San Diego, California. Our corporate headquarters are located at 16005 Los Gatos Boulevard, Los Gatos, California 95032. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.akeena.com and http://www.westinghousesolar.com. The information on our web sites is not incorporated herein by reference.

During September 2007, we introduced our new solar panel technology (“Andalay”), which significantly reduced installation time and costs, as well as provide superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our Andalay panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. Suntech Power Holdings Co. Ltd. (“Suntech”) and Kyocera Solar, Inc. (“Kyocera”) have agreements with us to provide volume manufacturing and delivery of our Andalay product used in our solar system installations. On August 5, 2008, we received from the United States Patent and Trademark Office U.S. Patent #7,406,800 which covers key claims of our Andalay solar panel technology, as well as U.S. Trademark #3481373 for registration of the mark “Andalay.”

In February 2009, we announced a strategic partnership with Enphase, a leading manufacturer of microinverter products, to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an attractive solution for solar installers, trade workers and do-it-yourself customers.

On May 17, 2010, we entered into an exclusive worldwide agreement to manufacture, distribute, market and install our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock sumbol “WEST” on the NASDAQ Capital Market, and we are listed as Akeena Solar, Inc. (d/b/a Westinghouse Solar). Subject to shareholder approval, we plan in the future to formally change our corporate name to Westinghouse Solar, Inc. Our installation business in California will continue to operate under the name Akeena Solar.

Concentration of Risk

A large portion of our revenues and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the three months ended June 30, 2010 and 2009, $6.0 million and $1.8 million, respectively, of our net revenues were derived from SunRun, representing 60.7% and 29.9%, respectively, of our net revenues. In the six months ended June 30, 2010 and 2009, $10.7 million and $3.3 million, respectively, of our net revenues were derived from SunRun, representing 65.1% and 24.2%, respectively, of our net revenues. As of June 30, 2010 and December 31, 2009, we had $1.1 million and $1.4 million, respectively, in accounts receivable from SunRun, which represented 31.5% and 30.0%, respectively, of our gross accounts receivable.

Contingencies

A U.S. Federal Custom Agency ruling from the New York region (NY Ruling) from January 9, 2009 is imposing a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling is different than the one historically used in the solar industry for module imports. However, we had reserved $124,000 under accrued liabilities in our condensed consolidated balance sheet as of December 31, 2009. On March 31, 2010, the U.S. Federal Custom Agency revoked the NY Ruling and determined that solar modules should be treated as duty free. As a result of this ruling, we reversed the $124,000 accrual in the first quarter ended March 31, 2010, and as of June 30, 2010, we had no remaining liability.

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended June 30,
	2010		2009
Net revenue	$9,923,299	100.0%	$5,905,360	100.0%
Cost of goods sold	7,838,513	79.0%	4,742,944	80.3%
Gross profit	2,084,786	21.0%	1,162,416	19.7%
Operating expenses:
Sales and marketing	2,003,035	20.2%	1,481,788	25.1%
General and administrative	3,442,565	34.7%	2,845,813	48.2%
Total operating expenses	5,445,600	54.9%	4,327,601	73.3%
Loss from operations	(3,360,814)	(33.9)%	(3,165,185)	(53.6)%
Other income (expense):
Interest income (expense), net	(3,987)	0.0%	16,239	0.3%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	911,379	9.2%	(1,536,755)	(26.0)%
Total other income (expense)	907,392	9.1%	(1,520,516)	(25.7)%
Loss before provision for income taxes	(2,453,422)	(24.7)%	(4,685,701)	(79.3)%
Provision for income taxes	—		—
Net loss	$(2,453,422)	(24.7)%	$(4,685,701)	(79.3)%

Loss per common and common equivalent share:
Basic and diluted	$(0.06)		$(0.14)

Net revenue

We generate revenue from two reporting segments: installation and distribution. Our installation segment represents our core business in which we derive revenue primarily from the installation of residential and commercial solar power systems. Our distribution segment, which began in the second quarter of 2009, derives revenue primarily from the sale of Andalay AC solar power systems. In the three months ended June 30, 2010, we generated $9.9 million of revenue, which was composed of $7.7 million from our installation segment and $2.2 million from our distribution segment. In the three months ended June 30, 2009, we generated $5.9 million of revenue, which was composed of $5.7 million from our installation segment and $202,000 from our distribution segment.

Net revenue totaled $9.9 million for the three months ended June 30, 2010 as compared to $5.9 million for the same period in 2009, or an increase of 68.0% from 2009. We installed 1,211.2 kilowatts (kW) for the three months ended June 30, 2010 as compared to 715.6 kW for the same period in 2009, an increase of 69.3%, primarily due to an increase in residential installations and an increase in distribution. During the three months ended June 30, 2010 and 2009, we were operating six offices in California.

Cost of goods sold

Cost of goods sold as a percent of revenue, including all installation expenses, during the three months ended June 30, 2010 was 79.0% of net revenue as compared to 80.3% during the three months ended June 30, 2009. The decrease in cost of goods sold as a percent of revenue was primarily due to higher subcontractor labor costs in the prior year associated with our exit from the Colorado direct installation business. Gross profit margin for the three months ended June 30, 2010 was 21.0% of net revenue compared to 19.7% for the three months ended June 30, 2009. Our distribution business was launched in the second quarter of 2009. For the three months ended June 30, 2010, the gross profit margin was 22.6% for our installation segment and 15.4% for our distribution segment, compared with a gross profit margin of 20.0% for our installation segment and 11.7% for our distribution segment for the three months ended June 30, 2009.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2010 were $2.0 million, or 20.2% of net revenue as compared to $1.5 million, or 25.1% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the three months ended June 30, 2010, was due an increase in advertising, public relations and shows and conferences of $291,000 and sales and marketing payroll expense of $255,000, partially offset by a decrease in stock compensation expense of $15,000.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2010 were $3.4 million, or 34.7% of net revenue as compared to $2.8 million, or 48.2% of net revenue during the same period of the prior year. The increase in general and administrative expenses for the three months ended June 30, 2010 was primarily due to an increase in payroll expense of $461,000, research and development expense of $109,000, professional fees of $91,000 and insurance expense of $58,000, partially offset by decreases in depreciation of $46,000 and stock compensation expense of $28,000.

Interest, net

During the three months ended June 30, 2010, interest expense was approximately $9,000, which was partially offset by interest income of $5,000. During the same period in 2009, interest income was $23,000, somewhat offset by interest expense of $7,000. The decrease in interest income for the three months ended June 30, 2010 compared to the prior year is due to a decrease in our average cash balance.

Adjustment to the fair value of common stock warrants

During the three months ended June 30, 2010, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements, resulting in an unrealized gain of $911,000 in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due the exercise or expiration of certain warrants, a shorter life for the remainder of our outstanding warrants and a decrease in the price of our common stock. During the three months ended June 30, 2009, we recorded mark-to-market adjustments resulting in a $1.5 million non-cash charge in our condensed consolidated statements of operations.

Income taxes

During the three months ended June 30, 2010 and June 30, 2009, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss

Net loss for the second quarter ended June 30, 2010 was $2.5 million, or $0.06 per share, compared to a net loss of $4.7 million, or $0.14 per share, for the second quarter ended June 30, 2009. Net loss for the second quarter ended June 30, 2010 included a favorable non-cash adjustment to the fair value of common stock warrants $911,000. Net loss for the second quarter ended June 30, 2009 included a non-cash charge of $1.5 million to reflect the fair value of common stock warrants. Excluding the adjustments to reflect the fair value of warrants, net loss for the second quarter ended June 30, 2010 would have been $3.4 million or $0.09 per share, compared to $3.1 million, or $0.10 per share, for the same period last year.

Six Months Ended June 30, 2010 as compared to Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Six Months Ended June 30, 2010
	2010		2009
Net revenue	$16,378,804	100.0%		$13,499,950	100.0%
Cost of goods sold	12,808,342	78.2%		10,082,926	74.7%
Gross profit	3,570,462	21.8%		3,417,024	25.3%
Operating expenses:
Sales and marketing	3,692,341	22.5%		3,135,909	23.2%
General and administrative	6,567,016	40.1%		6,907,219	51.2%
Total operating expenses	10,259,357	62.6%		10,043,128	74.4%
Loss from operations	(6,688,895)	(40.8)%		(6,626,104)	(49.1)%
Other income (expense):
Interest income (expense), net	5,135	0.0%		(60,302)	(0.5)%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	1,794,902	11.0%		(3,078,519)	(22.8)%
Total other income (expense)	1,800,037	11.0%		(3,138,821)	(23.3)%
Loss before provision for income taxes	(4,888,858)	(29.8)%		(9,764,925)	(72.3)%
Provision for income taxes	—	0.0%		—	0.0%
Net loss	$(4,888,858)	(29.8)%	$	(9,764,925)	(72.3)%

Loss per common and common equivalent share:
Basic and diluted	$(0.13)			$(0.31)

Net revenue

Net revenue totaled $16.4 million for the six months ended June 30, 2010 as compared to $13.5 million for the same period in 2009, or an increase of 21.3% from 2009. We installed 2,089.6 kilowatts (kW) for the six months ended June 30, 2010 as compared to 1,660.2 kW for the same period in 2009, an increase of 25.9%, due to an increase in residential installations. During the six months ended June 30, 2010 we were operating six offices in California. During the six months ended June 30, 2009, we were operating in seven offices in California and one each in Colorado and Connecticut. During March 2009, the offices in Colorado and Connecticut were closed due to a change in strategy from installation to distribution in those markets.

Cost of goods sold

Cost of goods sold as a percent of revenue, including all installation expenses, during the six months ended June 30, 2010 was 78.2% of net revenue as compared to 74.7% during the six months ended June 30, 2009. The increase in cost of goods sold as a percent of revenue was primarily due to a higher mix of distribution business in the current year and favorable commercial cost adjustments in the prior year.  As a result, the gross profit margin for the six months ended June 30, 2010 was 21.8% of net revenue compared to 25.3% for the six months ended June 30, 2009.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2010 were $3.7 million, or 22.5% of net revenue as compared to $3.1 million, or 23.2% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the six months ended June 30, 2010, was due to an increase in advertising, public relations and shows and conferences of $378,000 and sales and marketing payroll expense of $256,000, partially offset by decreases in stock compensation expense of $56,000 and travel and entertainment of $21,000 as compared to the same period in 2009.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2010 were $6.6 million, or 40.1% of net revenue as compared to $6.9 million, or 51.2% of net revenue during the same period of the prior year. The decrease in general and administrative expenses for the six months ended June 30, 2010 was primarily due the favorable reversal of a $675,000 reserve for a note receivable. During March 2009, we reached a resolution with a customer who had lost project funding for which we had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note of $675,000. The note was paid in full in March 2010. Also contributing to the decline in general and administrative expense was a reduction in depreciation expense of $75,000. These favorable variances were partially offset by increases in general and administrative payroll costs of $398,000, research and development costs of $216,000, professional fees of $46,000 and stock compensation expense of $25,000.

Interest, net

During the six months ended June 30, 2010, interest income was approximately $23,000, which was partially offset by interest expense of $18,000. During the same period in 2009, interest expense was $120,000, partially offset by interest income of $59,000. The decrease in interest expense and interest income for the six months ended June 30, 2010 compared to the prior year is related to our full repayment of our outstanding 2007 Credit Facility with Comerica Bank utilizing our restricted cash during March 2009.

Adjustment to the fair value of common stock warrants

During the six months ended June 30, 2010, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements, resulting in an unrealized gain of $1.8 million in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due the exercise or expiration of certain warrants, a shorter life for the remainder of our outstanding warrants and a decrease in the price of our common stock. During the six months ended June 30, 2009, we recorded mark-to-market adjustments resulting in a $3.1 million non-cash charge in our condensed consolidated statements of operations.

Income taxes

During the six months ended June 30, 2010 and June 30, 2009, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss

Net loss for the first six months ended June 30, 2010 was $4.9 million, or $0.13 per share, compared to a net loss of $9.8 million, or $0.31 per share, for the first six months ended June 30, 2009. Net loss for the first six months ended June 30, 2010 included a favorable non-cash adjustment to the fair value of common stock warrants of $1.8 million. Net loss for the first six months ended June 30, 2009 included a non-cash charge of $3.1 million to reflect the fair value of common stock warrants. Excluding the adjustments to reflect the fair value of warrants, net loss for the first six months ended June 30, 2010 would have been $6.7 million or $0.18 per share, compared to $6.7 million, or $0.21 per share, for the same period last year.

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

As of June 30, 2010, we had approximately $4.9 million in cash on hand. We intend to address ongoing working capital needs through continued careful management of our operations along with ongoing efforts to obtain debt financing and to raise additional equity. We have the ability to raise capital through our October 2009 securities purchase agreement. As an additional potential source of capital, the terms of our outstanding warrant agreements provide the possibility for us to receive additional proceeds upon the exercise of warrants, depending on market conditions. We have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We are also pursuing discussions with banks for an asset-backed credit line. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our 2007 Credit Facility with Comerica Bank. As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, other than maintaining a $1.0 million cash collateral balance, and as of June 30, 2010, we are in compliance with the terms of the 2009 Bank Facility. As of June 30, 2010, there were no borrowings under this line of credit and therefore no restricted cash.

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

On June 1, 2009, we entered into another amendment agreement (the “Second Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Second Amendment Agreement, the investors purchased 625,000 shares of our common stock through the exercise of a portion of their Series G Warrants, with gross proceeds to us of $700,000. In conjunction with that exercise, we and the investors agreed to further amend the remaining Series G Warrants, to extend the term of the unexercised balance of the Series G Warrants until November 6, 2009 and to delete certain of the potential adjustment provisions. In addition, we issued new Series H Warrants to purchase up to an aggregate of 625,000 shares of Common Stock at a strike price of $1.34 per share. The Series H Warrants became exercisable on December 1, 2009 and had a term of nine months from the day they first become exercisable. In conjunction with the May 17, 2010 transaction discussed below, the expiration date for the Series H Warrants was extended.

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. During the six months ended June 30, 2010, we issued 483,753 shares of common stock under the securities purchase agreement, with net proceeds of approximately $594,000.

On May 17, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 2,717,392 shares of common stock at a price of $0.92 per share, and Series I Warrants to purchase up to 1,358,696 shares of common stock (50% of the number of shares of common stock initially issued) at an exercise price of $1.10 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years.  The aggregate purchase price for the shares and Series I warrants was $2,500,000. Under the securities purchase agreement, we also agreed to extend the term of the remaining Series H Warrants until December 1, 2011. The outstanding Series H Warrants were issued on June 1, 2009, and were due to expire on June 1, 2010. The remaining outstanding Series H Warrants represent the right to purchase up to an aggregate of 625,000 shares at an exercise price of $1.34 per share of common stock.

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of June 30, 2010, we had approximately $4.9 million in cash and cash equivalents.

Cash used in operating activities was approximately $4.6 million for the six months ended June 30, 2010, primarily from a $759,000 increase in inventory, a $261,000 increase in other assets and a $58,000 decrease in customer rebate payable, partially offset by a $1.0 million decrease in accounts receivable, a $505,000 increase in accrued liabilities and accrued warranty, a $273,000 increase in deferred revenue, a $253,000 increase in accounts payable and a $243,000 decrease in other receivables. The increase in inventory was primarily used to purchase of solar panels and micro-inverters, while the increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash flows from operating activities were approximately $4.7 million for the six months ended June 30, 2009. A $5.9 million decrease in inventory, a $3.8 million decrease in accounts receivable and a $1.9 million decrease in prepaid expenses and other current assets were partially offset by an $882,000 decrease in accounts payable, a $532,000 decrease in deferred revenue and a $505,000 decrease in accrued liabilities and accrued warranty. During the six months ended June 30, 2009, we used existing solar panel inventory and did not purchase any solar panels. Accounts receivable and deferred revenue decreased as a result of lower revenue, while the decreases in prepaid expenses and other current assets and the decreases in accounts payable and accrued liabilities and accrued warranty were primarily due to the timing of payments.

Cash used in investing activities was $72,000 for the six months ended June 30, 2010, primarily due to the purchase of additional vehicles and computer equipment, offset by proceeds from the disposal of property and equipment. Cash used for investing activities was $57,000 for the six months ended June 30, 2009, compared to approximately $454,000 for the same period in the prior year. During the six months ended June 30, 2009, we acquired additional vehicles.

Cash provided by financing activities was approximately $3.8 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, we received proceeds of $2.5 million from the issuance of common stock, $594,000 for the issuance of common shares from a securities purchase agreement and proceeds of approximately $922,000 from the exercise of warrants to purchase our common stock, slightly offset by the repayment of approximately $130,000 in long-term debt and the payment of approximately $113,000 in fees, primarily related to the issuance of common stock. Cash flows provided by financing activities were approximately $2.2 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million utilizing $17.5 million of restricted cash and we received proceeds of $1.4 million for the issuance of common shares pursuant to our stock offering, net of $617,000 in fees, and proceeds of approximately $2.2 million from the exercise of warrants to purchase our common stock, net of $507,000 in fees.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$633,436	$358,364	$275,072	$—	$—
Vehicle loans	445,353	210,813	234,540	—	—
Capital leases	15,167	10,959	4,208	—	—
	$1,093,956	$580,136	$513,820	$—	$—

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

Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion method for commercial installations. Revenue from our distribution business is recognized when the solar power systems are shipped to the customer.

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

Patent Costs. We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the useful lives we assigned to these assets are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

Stock-based compensation. We use the Black-Scholes-Merton Options Pricing Model (Black-Scholes) to estimate fair value of our employee and our non-employee director stock-based awards. Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. We measure compensation expense for non-employee stock-based compensation under ASC 505-50, “Equity-Based Payments to Non-Employees.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The estimated fair value is measured utilizing Black-Scholes using the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete (generally the vesting date).

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

Interest Rate Risk

As of June 30, 2010, there was no balance outstanding under the 2009 Bank Facility. If we were to borrow the maximum $1 million under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended June 30, 2010.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”).  Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; and Cilurzo v. Cinnamon, et. al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance.  On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit.  We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. in the United States District Court Northern District of California San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (our Andalay patent). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in our Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay patent re-examined. On March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part, and the case is currently stayed during this process. Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and the fact that a request is granted does not indicate the likely disposition of the re-examination. Recently, the USPTO ruled that certain portions of the Andalay patent being re-examined remain valid over all of the challenges submitted by defendants, including some of the portions of the patent we are asserting in the Zep litigation. Based on the USPTO decision, a reduced number of claims remain at issue in the re-examination, and even if defendant’s re-examination request is ultimately successful with respect to the remaining portions of the Andalay patent, we would still have a patent which could be enforced against defendants. We are continuing to aggressively pursue this case.

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

A large portion of our revenues and our accounts receivable is related to sales of our systems to SunRun, a company that offers home solar power as a monthly service for consumers. As one of the available financing alternatives, we sell and install residential solar power systems for certain homeowners through SunRun. SunRun pays us for the systems, owns the residential solar system and sells the electricity that is generated from that system for the homeowner. In the three months ended June 30, 2010 and 2009, $6.0 million and $1.8 million, respectively, of our net revenues were derived from SunRun, representing 60.7% and 29.9%, respectively, of our net revenues. In the six months ended June 30, 2010 and 2009, $10.7 million and $3.3 million, respectively, of our net revenues were derived from SunRun, representing 65.1% and 24.2%, respectively, of our net revenues. As of June 30, 2010 and December 31, 2009, we had $1.1 million and $1.4 million, respectively, in accounts receivable from SunRun, which represented 31.5% and 30.0%, respectively, of our gross accounts receivable. If sales of our solar power systems that are financed through SunRun decline or cease, or if SunRun fails to pay us, our operating results could decline.

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

Risks Relating to our Common Stock

If the trading price of our common stock remains below $1 per share, our common stock could be delisted from the NASDAQ Capital Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share. Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock on the NASDAQ Capital Markets. On July 1, 2010, we received a letter from NASDAQ indicating that for 30 consecutive business days our common stock did not maintain a minimum bid price of $1.00 per share as required by NASDAQ Listing Rule 5550(a)(2).

The notification of non-compliance has no immediate effect on the listing or trading of our common stock on The NASDAQ Capital Market. If during the 180 calendar days following the date of the notification (that is, prior to December 28, 2010) the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will regain compliance with the listing requirement. If we do not regain compliance by December 28, 2010, NASDAQ will provide us with written notification that our common stock is subject to delisting. In such event, we may receive an additional 180 day grace period (a total of 360 days from July 1, 2010) to regain compliance provided that we are then in compliance with the initial listing standards for The NASDAQ Capital Market, other than the minimum bid price requirement. Alternatively, we may appeal NASDAQ’s determination to a NASDAQ Hearing Panel at such time as we receive any notification that we have no further grace period.

A delisting from the NASDAQ Capital Market would make the trading market for our common stock less liquid, and would also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of June 30, 2010, we had 40,657,825 shares of common stock outstanding (which includes 638,930 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 4,349,626 shares of common stock and options to purchase 2,598,529 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 18.8% of our outstanding common stock as of July 28, 2010. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 5. Other Information.

On July 21, 2010, our Board of Directors appointed Robert F. Kennedy, Jr. to our Advisory Board. To reflect the appointment, we have entered into an Advisory Services Agreement (Advisor Agreement) with Mr. Kennedy, which envisions that he will serve on our Board of Advisors for a minimum of four years and provide us with professional guidance and advice in areas related to corporate strategy, public policy and various environmental-business related issues.

As compensation for his services, Mr. Kennedy will receive a non-qualified stock option to purchase 800,000 shares of common stock at an exercise price of $0.86 per share granted pursuant to the 2006 Stock Incentive Plan, which will vest in equal quarterly installments on an annual basis over a period of four years, subject to continued service on the Board of Advisors and forfeiture in accordance with the terms of the grant. We will apply the fair value method of accounting for stock-based compensation granted to non-employees based on the vesting date fair value and the fair value at each reporting period.

Item 6. EXHIBITS.

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

3.4	*	Certificate of Amendment to Certificate of Incorporation

4.1		Form of Series I Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 17, 2010)

10.1
Form of Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchasers thereto, dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 17, 2010)

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

Dated: July 29, 2010	/s/ Barry Cinnamon
Barry Cinnamon
Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2010	/s/ Margaret R. Randazzo
Margaret R. Randazzo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006)

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006)

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed on August 14, 2006)

3.4	*	Certificate of Amendment to Certificate of Incorporation

4.1		Form of Series I Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 17, 2010)

10.1
Form of Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchasers thereto, dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 17, 2010)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

*filed herewith