Form 10-Q
period 2010-09-30
Akeena Solar, Inc.
filed 2010-11-10
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

AKEENA SOLAR, INC.
(d/b/a Westinghouse Solar)
(Exact name of registrant as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 S. Bascom Ave. Suite 101, Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2010, 45,649,366 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,271,737	$5,804,458
Restricted cash	342,403	—
Accounts receivable, net	690,134	173,501
Other receivables	5,053	16,406
Inventory, net	6,315,651	4,433,825
Prepaid expenses and other current assets, net	911,312	419,537
Assets of discontinued operations	1,489,423	5,280,551
Assets held for sale	752,300	2,132,772
Total current assets	11,778,013	18,261,050
Property and equipment, net	303,261	173,471
Other assets, net	407,539	100,894
Long term assets of discontinued operations	21,724	48,906
Total assets	$12,510,537	$18,584,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,276,121	$3,930,890
Accrued liabilities	739,268	398,452
Accrued warranty	33,236	8,404
Common stock warrant liability	448,048	2,536,402
Credit facility	342,403	—
Liabilities of discontinued operations	2,745,462	3,222,848
Total current liabilities	8,584,538	10,096,996
Long-term liabilities of discontinued operations	323,375	375,015
Total liabilities	8,907,913	10,472,011

Commitments, contingencies and subsequent events (Notes 16 and 17)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,204,551 and 36,406,944 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	41,204	36,407
Additional paid-in capital	66,467,479	59,897,553
Accumulated deficit	(62,906,059)	(51,821,650)
Total stockholders’ equity	3,602,624	8,112,310
Total liabilities and stockholders’ equity	$12,510,537	$18,584,321

The accompanying notes are an integral part of these condensed consolidated financial statements

AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue	$2,142,229	$402,117	$5,096,656	$604,473
Cost of goods sold	1,827,931	361,024	4,325,204	539,674
Gross profit	314,298	41,093	771,452	64,799
Operating expenses
Sales and marketing	267,847	57,994	705,610	117,508
General and administrative	2,321,830	2,369,583	7,032,474	6,278,439
Total operating expenses	2,589,677	2,427,577	7,738,084	6,395,947
Loss from operations	(2,275,379)	(2,386,484)	(6,966,632)	(6,331,148)
Other income (expense)
Interest income (expense), net	(5,059)	13,944	75	(46,357)
Adjustment to the fair value of common stock warrants	81,857	758,352	1,876,759	(2,320,167)
Total other income (expense)	76,798	772,296	1,876,834	(2,366,524)
Loss before provision for income taxes and discontinued operations	(2,198,581)	(1,614,188)	(5,089,798)	(8,697,672)
Provision for income taxes	—	—	—	—
Net loss from continuing operations (Note 3)	(2,198,581)	(1,614,188)	(5,089,798)	(8,697,672)
Loss from discontinued operations, net of tax	(3,996,971)	(790,022)	(5,994,612)	(3,471,464)
Net loss	$(6,195,552)	$(2,404,210)	$(11,084,410)	$(12,169,136)

Loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.05)	$(0.05)	$(0.13)	$(0.27)

Loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.10)	$(0.02)	$(0.16)	$(0.11)

Net loss per common and common equivalent share (basic and diluted)	$(0.15)	$(0.07)	$(0.29)	$(0.38)

Weighted average shares used in computing loss per common share: (basic and diluted)	40,097,640	33,357,430	38,150,455	31,459,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2010	36,406,944	$36,407	$59,897,553	$(51,821,650)	$8,112,310
Issuance of common shares pursuant to October 2009 securities purchase agreement	483,753	484	593,392	—	593,876
Issuance of common shares pursuant to May 2010 securities purchase agreement, net	2,717,392	2,717	2,330,807	—	2,333,524
Conversion of common stock warrant liability upon exercise or expiration of warrants	—	—	211,594	—	211,594
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	524,386	524	(9,958)	—	(9,434)
Stock-based compensation expense	—	—	2,523,177	—	2,523,177
Exercise of warrants for common shares at various exercise prices, $0.001 par value	1,072,076	1,072	920,914	—	921,986
Net loss	—	—	—	(11,084,409)	(11,084,409)
Balance at September 30, 2010	41,204,551	$41,204	$66,467,479	$(62,906,059)	$3,602,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(11,084,409)	$(12,169,136)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation	101,436	89,074
Amortization of customer list, customer contracts and patents	3,193	3,707
Unrealized (gain) loss on fair value adjustment of common stock warrants	(1,876,759)	2,320,167
Non-cash stock-based compensation expense	2,523,177	1,859,494
Changes in assets and liabilities:
Accounts receivable	(516,633)	—
Other receivables	11,353	27,814
Inventory	(1,881,826)	5,963,332
Prepaid expenses and other current assets	(491,776)	91,573
Assets of discontinued operations – short term	3,791,128	5,488,033
Assets held for sale	1,468,447	1,531,064
Other assets	(309,838)	(5,473)
Assets of discontinued operations – long-term	27,182	573
Accounts payable	345,231	1,863,198
Accrued liabilities and accrued warranty	365,648	(198,557)
Liabilities of discontinued operations	(351,501)	(2,386,265)
Net cash (used in) provided by operating activities	(7,875,947)	4,478,598
Cash flows from investing activities
Acquisition of property and equipment	(231,226)	—
Acquisition of property and equipment - discontinued operations	(139,483)	(76,425)
Proceeds from disposal of property and equipment from discontinued operations	60,685	—
Net cash used in investing activities	(310,024)	(76,425)
Cash flows from financing activities
Borrowing on long-term debt from discontinued operations	18,914	57,335
Repayment of long-term debt from discontinued operations	(188,410)	(182,485)
Borrowings (repayment) on line of credit, net	342,403	(18,746,439)
Repayments on capital lease obligations from discontinued operations	(17,206)	(17,508)
Restricted cash	(342,403)	17,500,000
Proceeds from stock offering	2,499,999	2,000,000
Proceeds from securities purchase agreement	593,876	—
Proceeds from exercise of warrants	921,985	3,222,415
Payment of placement agent and registration fees and other direct costs	(166,474)	(1,195,886)
Employee taxes paid for vesting of restricted stock	(9,434)	(2,804)
Net cash provided by financing activities	3,653,250	2,634,628
Net increase (decrease) in cash and cash equivalents	(4,532,721)	7,036,801
Cash and cash equivalents
Beginning of period	5,804,458	148,230
End of period	$1,271,737	$7,185,031
Supplemental cash flows disclosures:
Cash paid during the period for interest	$24,165	$131,730
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	—	1,676,282
Initial fair value of preferred stock issued in offering	—	380,600
Conversion of preferred stock to common stock	—	464,286
Conversion of common stock warrant liability upon exercise of warrants	211,594	313,024
Acquisition of property and equipment under capital lease - discontinued operations	9,717	—
Reclassification of common stock warrant liability to Additional Paid-in Capital	—	777,415
Fair value of warrants issued in connection with induced exercise	—	303,391

 The accompanying notes are an integral part of these condensed consolidated financial statements.

AKEENA SOLAR, INC. (d/b/a WESTINGHOUSE SOLAR)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Akeena Solar, Inc. (d/b/a Westinghouse Solar) (“we”, “us”, “our” or the “Company”) for the years ended December 31, 2009 and 2008 appearing in our Form 10-K. The September 30, 2010 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Reclassifications

Certain line items in our condensed consolidated balance sheets and our condensed consolidated statements of cash flows have been reclassified to conform to the current presentation. In September 2010, we announced we were exiting the installation business and reclassifying the installation business segment as discontinued operations. (See Note 3. Discontinued Operations). Additionally, parts and supplies, which amounted to $101,000 as of December 31, 2009, and which previously was included in prepaid expenses and other current assets, have now been included in inventory, net.

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

We are a manufacturer and distributor of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers.

On May 17, 2010, we entered into an exclusive worldwide agreement to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market, and we are listed as Akeena Solar, Inc. (d/b/a Westinghouse Solar). Subject to shareholder approval, we plan in the future to formally change our corporate name to Westinghouse Solar, Inc.

On September 7, 2010, we announced that we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California and that we were exiting the solar panel installation business. As a result, beginning with the third quarter of 2010, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business is expected to be completed by the end of the fourth quarter of 2010. (See Note 3. Discontinued Operations).

Concentration of Risk in Customer and Supplier Relationships

During both the three months and nine months ended September 30, 2010, our three largest customers together accounted for 54% of our net revenue from continuing operations. In each of those periods, our top two customers each accounted for more than 10% of our total net revenue. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase.  We believe that our commercial relationship with each of those suppliers is good.  Although we had a significant amount of inventory on hand as of September 30, 2010, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

Revenue Recognition

Revenue is recognized when a solar power system is shipped to a customer. Revenue recognition methods for revenue streams that fall under other categories are determined based on facts and circumstances.

Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will assist the customer in replacing the defective item within the manufacturer’s warranty period (between 15 - 25 years). See the “Manufacturer and installation warranties” discussion below.

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

Restricted Cash

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. As of September 30, 2010, there was approximately $342,000 borrowed under this line of credit. In accordance with the 2009 Bank Facility, we have recorded a corresponding amount under “Restricted cash” on our condensed consolidated balance sheets.

Discontinued operations

Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (ASC) 360, “Impairment or Disposal of Long-Lived Assets”, (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On September 7, 2010, we announced that we were exiting the solar panel installation business. The exit from the installation business is expected to be completed by the end of the fourth quarter of 2010. The exit from the installation business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360.

Manufacturer and Installation Warranties

We warrant our products for various periods against defects in material or manufacturing workmanship. The manufacturer warranties on solar panels and inverters range from 15 to 25 years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defected panel or inverter. The liability for the manufacturing warranty of approximately $33,000 at September 30, 2010 and $8,000 at December 31, 2009, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Beginning accrued warranty balance (January 1)	$8,404	$—
Reduction for labor payments and claims made under the warranty	—	—
Accruals related to warranties issued during the period	24,832	8,404
Ending accrued warranty balance	$33,236	$8,404

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assigned to these assets, approximately 14 years as of September 30, 2010, are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

ASU Update No. 2009-13 – Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements was issued in October 2009. This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including: vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We do not believe the impact of these new accounting standards on our consolidated financial position, results of operations and cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) issued a pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for such changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels and will be effective in fiscal years beginning in 2011. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated roll forward disclosures, are effective for us at the beginning of our 2011 fiscal year. We do not expect that the adoption of this new accounting standard will have a material impact on our consolidated financial position, results of operations and cash flows.

3. Discontinued Operations

On September 7, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business is expected to be completed by the end of the fourth quarter of 2010. As a result of the decision to exit the California installation business we, recorded a restructuring charge totaling approximately $2.6 million for the quarter ended September 30, 2010, the majority of which consisted of non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $809,000 related to headcount reductions, which was paid in shares of our common stock, (ii) inventory write downs of $698,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $239,000.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, and consist of the following:

Assets of discontinued operations:	September 30, 2010 (unaudited)	December 31, 2009
Accounts receivable and other receivables	$1,265,176	$4,144,319
Prepaid expenses and other current assets	214,674	836,195
Goodwill	—	298,500
Other assets	9,573	1,537
	$1,489,423	$5,280,551

Liabilities of discontinued operations:	September 30, 2010 (unaudited)	December 31, 2009
Accounts payable	$434,743	$346,709
Customer rebate payable	1,365	60,105
Accrued liabilities	482,834	776,527
Accrued warranty	1,296,591	1,179,596
Deferred revenue	326,408	619,242
Current portion of capital lease obligations	6,479	18,086
Current portion of long-term debt	197,042	222,583
Total current liabilities	2,745,462	3,222,848

Capital lease obligations, less current portion	6,307	2,728
Long-term debt, less current portion	208,891	352,847
Other long-term liabilities	108,177	19,440
Total discontinued operations liabilities	$3,068,837	$3,597,863

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at September 30, 2010 and December 31, 2009, and consist of the following:

Assets held for sale:	September 30, 2010 (unaudited)	December 31, 2009
Inventory	$342,240	$1,057,249
Office equipment	12,333	194,195
Furniture and fixtures	18,305	199,446
Vehicles	379,422	681,882
	$752,300	$2,132,772

Significant components of our results of discontinued operations consisted of the following (unaudited):

Three Months Ended September 30, 2010	Revenue	Gross Profit	Net Loss	Net Loss per Share (Basic and Diluted)
Prior to reclassification of discontinued operations	$9,547,684	$1,951,797	$(6,195,552)	$(0.15)
Discontinued operations	7,405,455	1,637,499	(3,996,971)	(0.10)
Continuing operations, as adjusted	$2,142,229	$314,298	$(2,198,581)	$(0.05)

Three Months Ended September 30, 2009	Revenue	Gross Profit	Net Loss	Net Loss per Share (Basic and Diluted)
Prior to reclassification of discontinued operations	$7,671,420	$1,896,111	$(2,404,210)	$(0.07)
Discontinued operations	7,269,303	1,855,018	(790,022)	(0.02)
Continuing operations, as adjusted	$402,117	$41,093	$(1,614,188)	$(0.05)

Nine Months Ended September 30, 2010	Revenue	Gross Profit	Net Loss	Net Loss per Share (Basic and Diluted)
Prior to reclassification of discontinued operations	$25,926,489	$5,522,259	$(11,084,410)	$(0.29)
Discontinued operations	20,829,833	4,750,807	(5,994,612)	(0.16)
Continuing operations, as adjusted	$5,096,656	$771,452	$(5,089,798)	$(0.13)

Nine Months Ended September 30, 2009	Revenue	Gross Profit	Net Loss	Net Loss per Share (Basic and Diluted)
Prior to reclassification of discontinued operations	$21,171,370	$5,313,135	$(12,169,136)	$(0.38)
Discontinued operations	20,566,897	5,248,336	(3,471,464)	(0.11)
Continuing operations, as adjusted	$604,473	$64,799	$(8,697,672)	$(0.27)

Quarterly Information (unaudited)

The following table sets forth our unaudited quarterly summary consolidated statements of operations, which have been restated to include the discontinued operations of our installation segment, for each of the first three quarters of 2010 and for each of the four quarters for the year ended December 31, 2009. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period.

	For the Quarter Ended
	March 31,	June 30,	September 30,	Nine Months Ended September 30,
2010
Net revenue	$729,375	$2,225,052	$2,142,229	$5,096,656
Cost of goods sold	614,196	1,883,077	1,827,931	4,325,204
Gross profit	115,179	341,975	314,298	771,452
Operating expenses
Sales and marketing	164,849	272,914	267,847	705,610
General and administrative	2,559,087	2,151,557	2,321,830	7,032,474
Total operating expenses	2,723,936	2,424,471	2,589,677	7,738,084
Loss from operations	(2,608,757)	(2,082,496)	(2,275,379)	(6,966,632)
Other income (expense)
Interest income (expense), net	9,122	(3,987)	(5,059)	76
Adjustment to the fair value of common stock warrants	883,523	911,379	81,857	1,876,759
Total other income (expense)	892,645	907,392	76,798	1,876,835
Loss before provision for income taxes and discontinued operations	(1,716,112)	(1,175,104)	(2,198,581)	(5,089,797)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(1,716,112)	(1,175,104)	(2,198,581)	(5,089,797)
Loss from discontinued operations, net of tax	(719,324)	(1,278,317)	(3,996,971)	(5,994,612)
Net loss	$(2,435,436)	$(2,453,421)	$(6,195,552)	$(11,084,409)

Loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.05)	$(0.03)	$(0.05)	$(0.13)

Loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.02)	$(0.03)	$(0.10)	$(0.16)

Net loss per common and common equivalent share (basic and diluted)	$(0.07)	$(0.06)	$(0.15)	$(0.29)

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended December 31,
2009
Net revenue	$—	$202,356	$402,117	$1,387,788	$1,992,261
Cost of goods sold	—	178,650	361,024	1,157,934	1,697,608
Gross profit	—	23,706	41,093	229,854	294,653
Operating expenses
Sales and marketing	15,210	44,304	57,994	171,123	288,631
General and administrative	2,226,974	1,681,881	2,369,583	2,104,558	8,382,996
Total operating expenses	2,242,184	1,726,185	2,427,577	2,275,681	8,671,627
Loss from operations	(2,242,184)	(1,702,479)	(2,386,484)	(2,045,827)	(8,376,974)
Other income (expense)
Interest income (expense), net	(76,541)	16,239	13,945	12,004	(34,353)
Adjustment to the fair value of common stock warrants	(1,541,764)	(1,536,755)	758,352	(168,036)	(2,488,203)
Total other income (expense)	(1,618,305)	(1,520,516)	772,297	(156,032)	(2,522,556)
Loss before provision for income taxes and discontinued operations	(3,860,489)	(3,222,995)	(1,614,188)	(2,201,860)	(10,899,532)
Provision for income taxes	—	—	—	—	—
Net loss from continuing operations	(3,860,489)	(3,222,995)	(1,614,188)	(2,201,860)	(10,899,532)
Loss from discontinued operations, net of tax	(1,218,735)	(1,462,706)	(790,023)	(1,473,866)	(4,945,330)
Net loss	$(5,079,224)	$(4,685,701)	$(2,404,211)	$(3,675,726)	$(15,844,862)

Loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.13)	$(0.10)	$(0.05)	$(0.06)	$(0.33)

Loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.04)	$(0.04)	$(0.02)	$(0.05)	$(0.15)

Net loss per common and common equivalent share (basic and diluted)	$(0.17)	$(0.14)	$(0.07)	$(0.11)	$(0.48)

4. Accounts Receivable

Accounts receivable consists of the following:
	September 30, 2010 (Unaudited)	December 31, 2009
Trade accounts	$690,657	$347,002
Less: Allowance for returns	(523)	(173,501)
	$690,134	$173,501

5. Inventory

Inventory consists of the following:
	September 30, 2010 (Unaudited)	December 31, 2009
Work in process	$452,980	$632,995
Finished goods	5,862,671	3,800,830
	$6,315,651	$4,433,825

6. Note Receivable

During March 2009, we reached a resolution with a customer who had lost project funding for which we had recorded bad debt expense of $963,000 in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note of $675,000. The $675,000 note receivable was reflected in prepaid expenses and other current assets, net, as of December 31, 2009, with a corresponding reserve of $675,000. In accordance with the terms of the note, the note was paid in full in March 2010 and the $675,000 reserve was reversed to bad debt expense reflected in general and administrative expenses in our consolidated statements of operations. As of September 30, 2010, we had no remaining note receivable.

7. Property and Equipment, Net

Property and equipment, net consist of the following:
	September 30, 2010 (Unaudited)	December 31, 2009
Office equipment	$416,735	$365,317
Furniture and fixtures	82,184	—
Leasehold improvements	69,888	—
Vehicles	30,226	—
	599,033	365,317
Less: Accumulated depreciation and amortization	(295,772)	(191,846)
	$303,261	$173,471

Depreciation expense for the three months ended September 30, 2010 and 2009 was approximately $37,000 and $30,000, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was approximately $101,000 and $89,000, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Accrued salaries, wages, benefits and bonus	$263,635	$238,350
Accrued accounting and legal fees	135,657	124,295
Other accrued liabilities	339,976	35,808
	$739,268	$398,453

9. Credit Facility

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our previous credit facility with Comerica Bank (the “2007 Credit Facility”). As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of September 30, 2010. As of September 30, 2010, there was approximately $342,000 borrowed under this line of credit. In accordance with the 2009 Bank Facility, we have recorded a corresponding amount under “Restricted cash” on our condensed consolidated balance sheets.

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

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. During the nine months ended September 30, 2010, we issued 483,753 shares of common stock under the securities purchase agreement, with net proceeds of approximately $594,000.

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

We measure compensation expense for non-employee stock-based compensation under Accounting Standards Codification (ASC) 505-50, “Equity-Based Payments to Non-Employees.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The estimated fair value is measured utilizing Black-Scholes using the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete (generally the vesting date). The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

We recognized stock-based compensation expense of approximately $1.6 million and $862,000 during the three months ended September 30, 2010 and 2009, respectively, and approximately $2.5 million and $1.9 million during the nine months ended September 30, 2010 and 2009, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2010:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2010	779,929	$2.63
Granted	887,997	$0.70
Forfeited/cancelled	(355,428)	$2.05
Released/vested	(888,019)	$1.11
Outstanding and not vested at September 30, 2010	424,479	$2.27

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2010 and December 31, 2009, there was approximately $846,000 and $1.8 million, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the nine months ended September 30, 2010 was approximately $624,000. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the nine months ended September 30, 2010, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2010:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2010	2,518,529	$3.07
Granted	1,576,500	$0.87
Forfeited/cancelled/expired	(188,332)	$1.89
Exercised	—	$-
Outstanding at September 30, 2010	3,906,697	$2.24
Exercisable at September 30, 2010	1,397,201	$4.27

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the nine months ended September 30, 2010 and 2009 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Weighted-average volatility	105.0%	103.2%
Expected dividends	0.0%	0.0%
Expected life	3.9 years	3.3 years
Weighted-average risk-free interest rate	1.1%	2.9%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.51 for the stock options to purchase 1.6 million shares of common stock granted during the nine months ended September 30, 2010. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of September 30, 2010 and 2009, was 2.3 years and 3.8 years, respectively. The total estimated fair value of stock options vested during the nine months ended September 30, 2010 was approximately $315,000.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2010 and December 31, 2009, there was approximately $1.2 million and $2.3 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 2.45 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the nine months ended September 30, 2010, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants

During March 2009, in connection with the March 2009 Offering as described above in Note 10, we issued three series of warrants (Series E, F and G) to purchase shares of our common stock.

We issued Series E Warrants to purchase 1,339,285 shares of common stock at an exercise price of $1.34 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of September 30, 2010, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 0.6%, an expected life of 3.4 years; an expected volatility factor of 103.9% and a dividend yield of 0.0%. The fair value of the warrants decreased to $448,000 as of September 30, 2010 and we recognized an $799,000 favorable non-cash adjustment from the change in fair value of these warrants for the nine months ended September 30, 2010.

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

As a result of our adoption of Topic 815 - Derivatives and Hedging (Topic 815), warrants to purchase 588,010 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise prices ranging from $2.75-$3.95 and expired in March and June 2010. Effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in March and June 2007. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $998,000 to beginning retained deficit and $289,000 to common stock warrant liability, to recognize the fair value of such warrants on such date. These warrants were subject to an adjustment triggered by the March 2009 Offering, such that the 588,010 shares of common stock were adjusted to purchase an aggregate of 2,618,943 shares of our common stock at an exercise price of $0.86 per share. As of September 30, 2010, all of these warrants were either exercised or expired. Upon the exercise or expiration of warrants during the nine months ended September 30, 2010, the fair value of the warrants was estimated using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rates ranging from 0.02%-0.17%, expected life ranging from 0.01-0.42 years, an expected volatility factor of 107%-111% and a dividend yield of 0.0%. We recognized a $1.1 million favorable non-cash adjustment from the change in fair value of these warrants for the nine months ended September 30, 2010.

The following table summarizes the Warrant activity for the nine months ending September 30, 2010:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	5,426,152	$2.78
Issued	1,358,696	$1.10
Exercised	(1,072,076)	$(0.86)
Cancelled/expired	(1,363,146)	$(0.86)
Outstanding at September 30, 2010	4,349,626	$3.33

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

The following table sets forth the computation of basic and diluted net loss per share (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic:
Numerator:
Net loss	$(6,195,552)	$(2,404,210)	$(11,084,410)	$(12,169,136)
Less: Net loss allocated to participating securities	101,017	54,625	199,720	302,549
Net loss attributable to stockholders	$(6,094,535)	$(2,349,585)	$(10,884,690)	$(11,866,587)
Denominator:
Weighted-average shares outstanding	40,762,256	34,132,948	38,850,465	32,261,759
Weighted-average unvested restricted shares outstanding	(664,616)	(775,518)	(700,010)	(802,089)
Denominator for basic net loss per share	40,097,640	33,357,430	38,150,455	31,459,670

Basic net loss per share attributable to common stockholders	$(0.15)	$(0.07)	$(0.29)	$(0.38)

Diluted:
Numerator:
Net loss	$(6,195,552)	$(2,404,210)	$(11,084,410)	$(12,169,136)
Less: Net loss allocated to participating securities	101,017	54,625	199,720	302,549
Net loss attributable to stockholders	$(6,094,535)	$(2,349,585)	$(10,884,690)	$(11,866,587)
Denominator:
Denominator for basic calculation	40,097,640	33,357,430	38,150,455	31,459,670
Weighted-average effect of dilutive stock options	—	—	—	—
Denominator for diluted net loss per share	40,097,640	33,357,430	38,150,455	31,459,670

Diluted net loss per share attributable to common stockholders	$(0.15)	$(0.07)	$(0.29)	$(0.38)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	September 30,
	2010	2009
Stock options outstanding	3,906,697	2,261,529
Unvested restricted stock	424,479	731,200
Warrants to purchase common stock	4,349,626	6,204,117

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	September 30, 2010
Fair value of cash equivalents	$1,000,329	$—	$—	$1,000,329
Total	$1,000,329	$—	$—	$1,000,329

Liabilities	Level 1	Level 2	Level 3	September 30, 2010
Fair value of common stock warrants	$—	$—	$448,048	$448,048
Accrued rent related to office closures	—	—	248,179	248,179
Total	$—	$—	$696,227	$696,227

Cash equivalents represent the fair value of our investment in a money market account as of September 30, 2010. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 12. The accrued rent relates to a non-cash charge for the closure of our Anaheim, Clovis, Palm Springs and San Diego, California and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.0% to 1.2%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010:
	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2010	$107,110	$2,536,402	$2,643,512
Total realized and unrealized gains or losses	551	(1,876,759)	(1,876,208)
Purchases, sales, repayments, settlements and issuances, net	(95,747)	(211,595)	(307,342)
Net transfers in and/or (out) of level 3	236,265	—	236,265
Ending balance – September 30, 2010	$248,179	$448,048	$696,227

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

15. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the nine months ended September 30, 2010 and 2009, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

16. Commitments and Contingencies

On March 31, 2010, a U.S. Federal Customs Headquarters ruling (Headquarters Ruling) revoked the U.S. Federal Custom Agency ruling from the New York office (NY Ruling) made on January 9, 2009 imposing a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling was different than the one historically used in the solar industry for module imports. The Headquarters Ruling determined that solar modules should be treated as duty free consistent with historical practice. After the NY Ruling we had reserved $124,000 under accrued liabilities in our condensed consolidated balance sheet as of December 31, 2009. As a result of this ruling, we reversed the $124,000 accrual in the three months ended March 31, 2010, and as of September 30, 2010, we had no remaining liability.

Litigation

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. On October 22, 2010, plaintiffs moved the court to certify themselves as a class, a procedure required in order for plaintiffs to move forward with their case as a class action. We will be moving to oppose plaintiffs’ motion for class certification, and a hearing on the issue is scheduled for February 7, 2011. Discovery is also currently ongoing with a court imposed cut-off date of August 1, 2011. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance. On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit. A hearing on this demurrer motion is scheduled for December 3, 2010. On September 17, 2010, we filed a motion to dismiss or in the alternative stay the District Court case in favor of the prior-filed and substantially similar derivative action pending in the Superior Court in order to reduce the derivative actions pleading the same claims based on the same facts to one case in one court. A hearing on this motion is scheduled for November 5, 2010. We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

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

17. Subsequent Events

On October 7, 2010, we entered into a Securities Purchase Agreement with certain institutional accredited investors relating to the sale of 4,000,000 shares of common stock at a price of $0.55 per share, along with the sale of Series J Warrants to purchase up to 1,600,000 shares of common stock (40% of the number of shares of common stock initially issued) at an exercise price of $0.61 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $2,200,000.

Under the Securities Purchase Agreement, we agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants is reduced from $1.10 per share to $0.61 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant is not exercisable until the six month anniversary of the closing under the Securities Purchase Agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 1,358,696 shares of common stock.

We have evaluated subsequent events through the date of this filing, noting no other events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2010.

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

Company Overview

We are a manufacturer and distributor of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. We are a member of the Solar Energy Industry Association, the California Solar Energy Industries Association, the Northern California Solar Energy Association, the Independent Power Providers, the Solar Energy Business Association of New England, and the New York Solar Energy Industries Association.

Our corporate headquarters is located at 1475 S. Bascom Ave., Suite 101, Campbell, CA  95008-0528. Our telephone number is (408) 402-9400. Additional information about Akeena Solar is available on our website at http://www.westinghousesolar.com and http://www.akeena.com. The information on our web sites is not incorporated herein by reference.

On September 7, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business is expected to be completed by the end of the fourth quarter of 2010. The installation business segment had historically been our core business and represented most of our revenue. Because of our exit from the installation business and the discontinuation of that segment, our financial results for the third quarter of 2010 and future periods will be not be easily comparable to our results from past periods.

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

Concentration of Risk in Customer and Supplier Relationships

During both the three months and nine months ended September 30, 2010, our three largest customers together accounted for 54% of our net revenue from continuing operations. In each of those periods, our top two customers each accounted for more than 10% of our total net revenue. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase.  We believe that our commercial relationship with each of those suppliers is good.  Although we had a significant amount of inventory on hand as of September 30, 2010, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

Contingencies

A U.S. Federal Custom Agency ruling from the New York region (NY Ruling) from January 9, 2009 is imposing a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling is different than the one historically used in the solar industry for module imports. However, we had reserved $124,000 under accrued liabilities in our condensed consolidated balance sheet as of December 31, 2009. On March 31, 2010, the U.S. Federal Custom Agency revoked the NY Ruling and determined that solar modules should be treated as duty free. As a result of this ruling, we reversed the $124,000 accrual in the first quarter ended March 31, 2010, and as of September 30, 2010, we had no remaining liability.

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended September 30,
	2010		2009
Net revenue	$2,142,229	100.0%	$402,117	100.0%
Cost of goods sold	1,827,931	85.3%	361,024	89.8%
Gross profit	314,298	14.7%	41,093	10.2%
Operating expenses:
Sales and marketing	267,847	12.5%	57,994	14.4%
General and administrative	2,321,830	108.4%	2,369,583	589.3%
Total operating expenses	2,589,677	120.9%	2,427,577	603.7%
Loss from operations	(2,275,379)	(106.2)%	(2,386,484)	(593.5)%
Other income (expense):
Interest income (expense), net	(5,059)	(0.2)%	13,944	3.5%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	81,857	3.8%	758,352	188.6%
Total other income (expense)	76,798	3.6%	772,296	192.1%
Loss before provision for income taxes	(2,198,581)	(102.6)%	(1,614,188)	(401.4)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(2,198,581)	(102.6)%	(1,614,188)	(401.4)%
Discontinued Operations
Loss from discontinued operations	(3,996,971)	(186.6)%	(790,022)	(196.5)%
Net loss	$(6,195,552)	(289.2)%	$(2,404,210)	(597.9)%

Loss from continuing operations per common and common equivalent share (basic and diluted):	$(0.05)		$(0.05)

Loss from discontinued operations per common and common equivalent share (basic and diluted):	$(0.10)		$(0.02)

Net loss per common and common equivalent share (basic and diluted):	$(0.15)		$(0.07)

Discontinued operations

In September 2010, we announced we were exiting the installation business and reclassifying the installation business segment as discontinued operations. Certain line items in our condensed consolidated balance sheets, condensed consolidated statement of operations and our condensed consolidated statements of cash flows have been reclassified to conform to the current presentation.

Net revenue

We generate revenue from the sale of solar power systems. In the three months ended September 30, 2010, we generated $2.1 million of revenue, an increase of $1.7 million, or 432.7%, compared to $402,000 of revenue in the three months ended September 30, 2009. The increase in revenue was due to the growth of our network of distribution dealers.

Cost of goods sold

Cost of goods sold as a percent of revenue during the three months ended September 30, 2010, was 85.3% of net revenue compared to 89.8% during the three months ended September 30, 2009. The decrease in cost of goods sold as a percent of revenue was due to lower panel costs in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross profit from continuing operations for the three months ended September 30, 2010 was $314,000, or 14.7% of revenue, compared to $41,000 or 10.2% of revenue for the same period in 2009. The increase in the gross margin in the three months ended September 30, 2010 was due to the decrease in panel costs and also due to introductory sales pricing in the prior year as a result of the launch of our distribution business in the second quarter of 2009.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2010 were $268,000, or 12.5% of net revenue as compared to $58,000, or 14.4% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the three months ended September 30, 2010, reflects higher payroll and commissions of $91,000, increased expenditures for advertising and trade shows of $76,000 and higher stock-based compensation of $27,000.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2010 were $2.3 million, or 108.4% of net revenue as compared to $2.4 million, or 589.3% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended September 30, 2010 was due to lower research and development costs of $58,000 and a shift in the timing of the costs of our annual shareholder meeting of $38,000 from the third quarter in 2009 into the second quarter of 2010, partially offset by higher payroll costs of $17,000 and higher insurance costs of $11,000.

Interest, net

During the three months ended September 30, 2010, interest expense was approximately $7,000, slightly offset by interest income of $2,000 compared with interest income of $26,000, partially offset by interest expense of $12,000 during the same period in 2009. The decrease in interest income for the three months ended September 30, 2010 compared to the prior year is due to a decrease in our average cash balance.

Adjustment to the fair value of common stock warrants

During the three months ended September 30, 2010, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements, resulting in an unrealized gain of $82,000 in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due a shorter life for the remainder of our outstanding warrants and a decrease in the price of our common stock. During the three months ended September 30, 2009, we recorded mark-to-market adjustments resulting in a $758,000 unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the three months ended September 30, 2010 and September 30, 2009, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the quarter ended September 30, 2010 was $2.2 million, or $0.05 per share, compared to a net loss from continuing operations of $1.6 million, or $0.05 per share, for the quarter ended September 30, 2009. Net loss for the quarter ended September 30, 2010 included a favorable non-cash adjustment to the fair value of common stock warrants of $82,000. Net loss for the quarter ended September 30, 2009 included a favorable non-cash adjustment of $758,000 to reflect the fair value of common stock warrants. Excluding the adjustments to reflect the fair value of warrants, net loss from continuing operations for the quarter ended September 30, 2010 would have been $2.3 million, or $0.05 per share, compared to $2.4 million, or $0.07 per share, for the same period last year.

Loss from discontinued operations

During the quarter ended September 30, 2010, we recorded a $4.0 million loss from the discontinuance of our installation business segment, compared with a loss of $790,000 during the same period in 2009. As a result of the decision to exit the California installation business we recorded a restructuring charge totaling approximately $2.6 million for the quarter ended September 30, 2010 the majority of which were non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $809,000 related to headcount reductions, which was paid in shares of our common stock, (ii) inventory write downs of $698,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $239,000.

Nine Months Ended September 30, 2010 as compared to Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Nine Months Ended September 30,
	2010		2009
Net revenue	$5,096,656	100.0%	$604,473	100.0%
Cost of goods sold	4,325,204	84.9%	539,674	89.3%
Gross profit	771,452	15.1%	64,799	10.7%
Operating expenses:
Sales and marketing	705,610	13.8%	117,508	19.4%
General and administrative	7,032,474	138.0%	6,278,439	1,038.7%
Total operating expenses	7,738,084	151.8%	6,395,947	1,042.7%
Loss from operations	(6,966,632)	(136.7)%	(6,331,148)	(1,032.0)%
Other income (expense):
Interest income (expense), net	75	0.0%	(46,357)	(7.7)%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	1,876,759	36.8%	(2,320,167)	(391.5)%
Total other income (expense)	1,876,834	36.8%	(2,366,524)	(383.8)%
Loss before provision for income taxes	(5,089,798)	(99.9)%	(8,697,672)	(1.423.5)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(5,089,798)	(99.9)%	(8,697,672)	(1.423.5)%
Discontinued Operations
Loss from discontinued operations	(5,994,612)	(117.6)%	(3,471,464)	(574.3)%
Net loss	$(11,084,410)	(217.5)%	$(12,169,136)	(2013.2)%

Loss from continuing operations per common and common equivalent share (basic and diluted):	$(0.13)		$(0.27)

Loss from discontinued operations per common and common equivalent share (basic and diluted):	$(0.16)		$(0.11)

Net loss per common and common equivalent share (basic and diluted):	$(0.29)		$(0.38)

Net revenue

In the nine months ended September 30, 2010, we generated $5.1 million of revenue, an increase of $4.5 million, or 743.2%, compared to $604,000 of revenue in the nine months ended September 30, 2009. The increase in revenue was due to the growth of our network of distribution dealers.

Cost of goods sold

Cost of goods sold as a percent of revenue during the nine months ended September 30, 2010, was 84.9% of net revenue compared to 89.3% during the nine months ended September 30, 2009. The decrease in cost of goods sold as a percent of revenue was due to lower panel costs in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Gross profit from continuing operations for the nine months ended September 30, 2010 was $771,000, or 15.1% of revenue, compared to $65,000 or 10.7% of revenue for the same period in 2009. The increase in the gross margin in the nine months ended September 30, 2010 was due to the decrease in panel costs and also due to introductory sales pricing in the prior year as a result of the launch of our distribution business in the second quarter of 2009.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2010 were $706,000, or 13.8% of net revenue as compared to $118,000, or 19.4% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the nine months ended September 30, 2010, was due an increase in payroll and commission costs of $274,00, higher advertising and trade shows of $221,000, increased stock-based compensation expense of $50,000 and increase in travel costs of $37,000.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2010 were $7.0 million, or 138.0% of net revenue as compared to $6.3 million, or 1038.7% of net revenue during the same period of the prior year. The increase in general and administrative expenses for the nine months ended September 30, 2010 was primarily due to an increase in payroll costs of $460,000, higher research and development costs of $157,000, increased insurance costs of $66,000 and higher stock based compensation expense of $54,000.

Interest, net

During the nine months ended September 30, 2010, we had zero net interest expense as $24,000 of interest income was completely offset by $24,000 of interest expense. During the nine months ended September 30, 2009, we had $132,000 of interest expense, partially offset by $86,000 of interest income. The decrease in interest expense and interest income for the nine months ended September 30, 2010 compared to the prior year is related to our full repayment of our outstanding 2007 Credit Facility with Comerica Bank utilizing our restricted cash during March 2009.

Adjustment to the fair value of common stock warrants

During the nine months ended September 30, 2010, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability in accordance with provisions of the warrant agreements, resulting in an unrealized gain of $1.9 million in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due a shorter life for the remainder of our outstanding warrants and a decrease in the price of our common stock. During the nine months ended September 30, 2009, we recorded mark-to-market adjustments resulting in a $2.3 non-cash charge in our condensed consolidated statements of operations.

Income taxes

During the nine months ended September 30, 2010 and September 30, 2009, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the nine months ended September 30, 2010 was $5.1 million, or $0.13 per share, compared to a net loss from continuing operations of $8.7 million, or $0.27 per share, for the nine months ended September 30, 2009. Net loss for the nine months ended September 30, 2010 included a $1.9 million favorable non-cash adjustment to the fair value of common stock warrants. Net loss for the nine months ended September 30, 2009 included a non-cash charge of $2.3 million to reflect the fair value of common stock warrants. Excluding the adjustments to reflect the fair value of warrants, net loss from continuing operations for the nine months ended September 30, 2010 would have been $7.0 million, or $0.18 per share, compared to $6.3 million, or $0.19 per share, for the same period last year.

Loss from discontinued operations

During the nine months ended September 30, 2010, we recorded a $6.0 million loss from the discontinuance of our installation business segment, compared with a loss of $3.5 million during the same period in 2009. As a result of the decision to exit the California installation business we recorded a restructuring charge totaling approximately $2.6 million for the quarter ended September 30, 2010 the majority of which were non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $809,000 related to headcount reductions, which was paid in shares of our common stock, (ii) inventory write downs of $698,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $292,000 and (vi) other prepaid costs write-downs of $239,000.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. Revenue grew significantly through 2008 and our operating expenses and need for working capital to support that growth grew faster. In 2009, our revenue declined as a result of general economic conditions, and we took actions to reduce our operating expenses and address our working capital needs through a combination of expense reductions, careful management of our operations and raising capital through equity offerings. In September 2010, we exited our solar installation business to focus exclusively on our distribution business, which we expect to reduce our quarterly cash operating expenses to approximately $1.5 million. We have plans to reach breakeven cash flow from operations in mid-2011. In the event that our revenue is lower than anticipated, further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of September 30, 2010, we had approximately $1.6 million in cash on hand, including $342,000 in restricted cash. We intend to address ongoing working capital needs through continued careful management of our operations along with ongoing efforts to obtain debt financing and to raise additional equity. As an additional potential source of capital, the terms of our outstanding warrant agreements provide the possibility for us to receive additional proceeds upon the exercise of warrants, depending on market conditions. We have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We are also pursuing discussions with banks for an asset-backed credit line. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2011. The 2009 Bank Facility replaced and amended our previous credit facility with Comerica Bank (the “2007 Credit Facility”). As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of September 30, 2010. As of September 30, 2010, there was approximately $342,000 borrowed under this line of credit. In accordance with the 2009 Bank Facility, we have recorded a corresponding amount under “Restricted cash” on our condensed consolidated balance sheets.

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

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. During the nine months ended September 30, 2010, we issued 483,753 shares of common stock under the securities purchase agreement, with net proceeds of approximately $594,000.

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

On October 7, 2010, we entered into a Securities Purchase Agreement with certain institutional accredited investors relating to the sale of 4,000,000 shares of common stock at a price of $0.55 per share, along with the sale of Series J Warrants to purchase up to 1,600,000 shares of common stock (40% of the number of shares of common stock initially issued) at an exercise price of $0.61 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $2,200,000.

Under the Securities Purchase Agreement, we agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants is reduced from $1.10 per share to $0.61 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant is not exercisable until the six month anniversary of the closing under the Securities Purchase Agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 1,358,696 shares of common stock.

Our primary capital requirement is to fund purchases of solar panels and microinverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of September 30, 2010, we had approximately $1.6 million in cash and cash equivalents, including $342,000 classified as restricted stock.

Cash used in operating activities was approximately $7.9 million for the nine months ended September 30, 2010. Excluding non-cash items of $2.5 million of stock-based compensation expense, partially offset by $1.9 million in an unrealized gain on the fair value adjustment of common stock warrants, cash used in operating activities was primarily from a $1.3 million increase in inventory, a $517,000 increase in accounts receivable, and a $492,000 increase in prepaid expenses and other current assets, partially offset by a $3.8 million decrease in assets of discontinued operations, a decrease of $1.5 million in assets held for sale, a $345,000 increase in accounts payable and a $366,000 increase in accrued liabilities and accrued warranty. The increase in inventory was primarily used to purchase solar panels and micro-inverters, while the increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash flows from operating activities were approximately $4.5 million for the nine months ended September 30, 2009. Excluding non-cash items of $2.3 million of unrealized loss on the fair value adjustment for common stock warrants and $1.9 million of stock-based compensation expense, cash provided by operating activities was primarily due to a $1.9 million increase in accounts payable, a decrease of $6.7 million in inventory, a decrease of $5.5 million in assets of discontinued operations and a decrease of $1.5 million in assets held for sale. The increase in accounts payable and the decreases in assets of discontinued operations and assets held for sale were primarily due to the timing of payments, while the decrease in inventory was primarily due to using our existing solar panel inventory.

Cash used in investing activities was $310,000 for the nine months ended September 30, 2010, primarily due to $231,000 of purchases of vehicles, computer equipment and leasehold improvements for our ongoing operations and $139,000 of purchases for our discontinued operations, partially offset by $61,000 of proceeds received from the disposal of property and equipment of our discontinued operations. Cash used in investing activities was $76,000 for the nine months ended September 30, 2009, primarily for the acquisition of vehicles and computer equipment related to our discontinued operations.

Cash provided by financing activities was approximately $3.7 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we received proceeds of $2.5 million from the issuance of common stock, $594,000 for the issuance of common shares from a securities purchase agreement and proceeds of approximately $922,000 from the exercise of warrants to purchase our common stock, slightly offset by the payment of approximately $166,000 in fees, primarily related to the issuance of common stock. Cash flows provided by financing activities were approximately $2.6 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million utilizing $17.5 million of restricted cash and we received proceeds of $1.4 million for the issuance of common shares pursuant to our stock offering, net of $617,000 in fees, and proceeds of approximately $2.6 million from the exercise of warrants to purchase our common stock, net of $579,000 in fees.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$893,455	$442,119	$451,336	$—	$—
Vehicle loans	370,743	180,981	185,394	4,368	—
Capital leases	13,349	7,789	5,560	—	—
	$1,277,547	$630,889	$642,290	$4,368	$—

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

Revenue recognition. Revenue from sales of products is recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sale price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. We recognize revenue when the solar power systems are shipped to the customer.

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

Patent Costs. We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful lives we assigned to these assets, approximately 14 years as of September 30, 2010, are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

Stock-based compensation. We use the Black-Scholes-Merton Options Pricing Model (Black-Scholes) to estimate fair value of our employee and our non-employee director stock-based awards. Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. We measure compensation expense for non-employee stock-based compensation under ASC 505-50, “Equity-Based Payments to Non-Employees.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The estimated fair value is measured utilizing Black-Scholes using the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Warranty provision. We warrant our products for various periods against defects in material or workmanship. The manufacturer warranty on solar panels and the inverters have a warranty period range of 15-25 years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) issued a pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for such changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels and will be effective in fiscal years beginning in 2011. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated roll forward disclosures, are effective for us at the beginning of our 2011 fiscal year. We do not expect that the adoption of this new accounting standard will have a material impact on our consolidated financial position, results of operations and cash flows.

Seasonality
Our quarterly operating results may vary significantly from quarter to quarter as a result of seasonal changes in weather as well as state or federal subsidies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate Risk

As of September 30, 2010, there was a $342,000 balance outstanding under the 2009 Bank Facility. If we were to borrow the $1 million maximum under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended September 30, 2010.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. On October 22, 2010, plaintiffs moved the court to certify themselves as a class, a procedure required in order for plaintiffs to move forward with their case as a class action. We will be moving to oppose plaintiffs’ motion for class certification, and a hearing on the issue is scheduled for February 7, 2011. Discovery is also currently ongoing with a court imposed cut-off date of August 1, 2011. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance. On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit. A hearing on this demurrer motion is scheduled for December 3, 2010. On September 17, 2010, we filed a motion to dismiss or in the alternative stay the District Court case in favor of the prior-filed and substantially similar derivative action pending in the Superior Court in order to reduce the derivative actions pleading the same claims based on the same facts to one case in one court. A hearing on this motion is scheduled for November 5, 2010. We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

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

Risks Relating to Our Business

We may fail to realize some or all of the anticipated benefits of our shift to a distribution business model in California and throughout North America, which may adversely affect the value of our common stock.

The success of our recently announced exit from the solar system installation business in California and our shift to focus exclusively on a distribution business model will depend, in large part, on our ability to successfully expand our distribution channels to include authorized dealers in California, as well as elsewhere in North America, and to accelerate the growth of our distribution business. California is the largest state in the country for solar products, accounting for approximately 50 percent of the U.S. market, and we are only beginning to develop distribution channel partners in California.

If we are not able to achieve the expansion of our distribution business and meet our revenue growth and cost reduction objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of our change in strategic focus and our restructuring may not be realized or may take longer to realize than expected, and the value of our common stock may be adversely affected.

Specifically, risks in the operations of our business in order to realize the anticipated benefits of the change to a distribution business model include, among other things:

•	failure to find and develop distribution relationships with new channel partners, particularly in the California market;

•	failure to successfully manage existing distribution relationships;

•	the loss of key employees critical to the ongoing operation of our business;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of our company;

•	unpredictability and delays in the timing of projected distribution orders, and resulting accumulation of excess product inventory;

•	failure to focus and develop our distribution product and service offerings quickly and effectively;

•	failure to successfully develop new products and services on a timely basis that address the market opportunities; and

•	unexpected revenue attrition or delays.

In addition, the shift in our business model may result in additional or unforeseen expenses, and the anticipated cost reduction benefits may not be realized.

We may fail to realize some or all of the anticipated benefits of the assignment of many of our remaining installation contracts and warranty obligations to Real Goods Solar, Inc., which could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California, we have agreed to assign a large number of our remaining installation project commitments to Real Goods Solar, Inc. (“RGS”), as described in a Current Report on Form 8-K we filed on September 20, 2010. Under these arrangements, approximately 110 solar panel installation projects we had under contract with SunRun and for which construction has not yet begun will be assigned to RGS (the “Assigned Installations”). RGS will assume full installation and warranty responsibility for these not-yet-commenced projects. In addition, RGS agreed to undertake primary, “first  responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed or will bring to completion as we transition out of the installation business (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that RGS fails to perform the warranty. We will reimburse RGS for actual warranty service work completed by RGS related to these “first responder” installations. To the extent that RGS fails to perform under the assigned installation projects or the assigned warranty coverage, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

In addition, we have agreed to reimburse RGS for any errors on our part in the rebate categorization of the Assigned Installations, and to reimburse RGS to the extent that the average pricing for Assigned Installations is less than an agreed amount per watt. To the extent that we have made significant errors in determining applicable rebate levels, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

The implementation of our restructuring activities, which involved workforce reductions and office closures, may not successfully achieve improved long-term operating results.

As a result of our decision to exit the California installation business, we recorded restructuring charges totaling approximately $2.6 million in the third quarter of 2010. This restructuring charge was comprised primarily of (i) one-time severance costs of $809,000 related to headcount reductions paid in shares of the company’s stock, (ii) inventory write downs of $698,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $239,000. Approximately $313,000 of these charges are expected to result in the current or future expenditure of cash, primarily for lease payments in future periods. The remaining $2.3 million of restructuring charges is expected to represent non-cash severance costs and impairments of inventory, goodwill, equipment, and leasehold improvements. Regarding the one-time severance costs totaling approximately $0.8 million, we anticipate approximately $77,000 will be paid in cash and approximately $732,000 will be paid in shares of the company's common stock, valued based on the closing prices of our common stock on the respective dates of vesting, which in general will be approximately one week after terminated employees execute a general release and related separation documents. The termination of affected employees began on September 10, 2010 and was substantially completed by the end of September. Shares of common stock received by terminated employees as severance compensation will be unrestricted upon vesting and therefore eligible for sale on the open market or otherwise as determined by the recipient. While we incur transition expenses from our discontinued operations in the third and fourth quarters of 2010, we also expect some corresponding amount of revenue from project completion, after which our quarterly cash operating expense run rate is expected to be approximately $1.5 million.

As a result of our exit from the California installation business, we estimate that we will have annualized savings of approximately $8.9 million in salary, commission and benefit costs following significant headcount reductions, and $0.6 million of rent expense following the closure of five facilities and the relocation of our corporate office. However, the cost of our exit from the installation business may be higher than we have estimated and may take longer than we expect. In addition, we may lose revenue and miss opportunities to generate revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

Our estimated restructuring accruals may not be adequate.

While our management uses all available information to estimate restructuring charges, particularly for facilities costs, our estimated accruals for restructuring related to our exit from the installation business, announced in the third quarter of 2010, may prove to be inadequate. If our actual exit costs differ from our estimates, we may have to record additional charges, which could materially affect our results of operations, financial position and cash flow.

Impairment charges could reduce our results of operations.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Goodwill and Other Intangible Assets (ASC 350), we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. As a result of our exit from the installation business, we have recently determined that we need to impair approximately $1.8 million for inventory, equipment and other assets no longer needed in our business. We may determine that further asset impairment charges are needed in the future. Although any such impairment charge would be a non-cash expense, further impairment of our tangible or intangible assets could materially increase our expenses and reduce our results of operations.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of project financing for solar installations and the risk of non-payment from both customers.

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

We are dependent upon two primary suppliers for the components used in the systems we design and install; and our major suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

The components used in our systems are purchased from a limited number of manufacturers. We currently source components (solar panels and inverters) primarily from Suntech and Enphase. Although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.  Although we had a significant amount of inventory on hand as of September 30, 2010, it could be expensive and time consuming to establish and qualify replacement supply relationships.  In addition, we are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. In the past, the world market for solar panels experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

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

We believe that the “Westinghouse” name has significant value and recognition in the North American market, and that our “Akeena” brand has gained substantial recognition by customers in certain geographic areas. We have registered the “Akeena” and “Andalay” trademarks with the United States Patent and Trademark Office. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

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

We believe that an end customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that affect the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

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

Many states offer incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the federal government currently offers a 30% tax credit for the installation of solar power systems. Effective 2009, the federal tax credit is 30% (uncapped) for residences. The federal government also currently offers commercial customers the option to elect a 30% grant in lieu of the 30% tax credit if they begin construction on the system before December 31, 2010, and the system is put into service by December 31, 2017. Businesses may also elect to accelerate the depreciation on their system over five years. Uncertainty about the introduction of, reduction in or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in significant reductions in demand for our services, which would negatively impact our sales.

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

The notification of non-compliance had no immediate effect on the listing or trading of our common stock on The NASDAQ Capital Market. If during the 180 calendar days following the date of the notification (that is, prior to December 28, 2010) the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will regain compliance with the listing requirement. If we do not regain compliance by December 28, 2010, NASDAQ will provide us with written notification that our common stock is subject to delisting. In such event, we may receive an additional 180 day grace period (a total of 360 days from July 1, 2010) to regain compliance provided that we are then in compliance with the initial listing standards for The NASDAQ Capital Market, other than the minimum bid price requirement. Alternatively, we may appeal NASDAQ’s determination to a NASDAQ Hearing Panel at such time as we receive any notification that we have no further grace period.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of September 30, 2010, we had 41,204,551 shares of common stock outstanding (which includes 424,479 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 4,349,626 shares of common stock and options to purchase 4,349,626 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 16.8% of our outstanding common stock as of October 4, 2010. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 6. EXHIBITS.

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006).

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006).

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of our Current Report on Form 8-K, filed on August 14, 2006).

3.4		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q, filed on July 30, 2010).

4.1		Form of Series I Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 17, 2010).

10.1
Form of Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchasers thereto, dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 17, 2010).

10.2	*	Master Assignment and Assumption Agreement by and among Akeena Solar, Inc, Real Goods Energy Tech, Inc. and SunRun, Inc, dated as of October 12, 2010. (X)

10.3	*	Supply and Warranty Agreement, by and between Akeena Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010. (X)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

	*	filed herewith
	(X)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2010	/s/ Barry Cinnamon
Barry Cinnamon
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2010	/s/ Margaret R. Randazzo
Margaret R. Randazzo
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit Number		Description

3.1		Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 7, 2006).

3.2		By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 7, 2006).

3.3		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 of our Current Report on Form 8-K, filed on August 14, 2006).

3.4		Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q, filed on July 30, 2010).

4.1		Form of Series I Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 17, 2010).

10.1
Form of Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchasers thereto, dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 17, 2010).

10.2	*	Master Assignment and Assumption Agreement by and among Akeena Solar, Inc, Real Goods Energy Tech, Inc. and SunRun, Inc, dated as of October 12, 2010. (X)

10.3	*	Supply and Warranty Agreement, by and between Akeena Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010. (X)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

	*	filed herewith
	(X)	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.