Form 10-K
period 2010-12-31
Akeena Solar, Inc.
filed 2011-03-02
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

1475 S. Bascom Ave., Suite 101
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock as reported on The NASDAQ Capital Market on June 30, 2010, was approximately $21.8 million. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

As of February 24, 2011, 46,294,093 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

AKEENA SOLAR, INC.

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Akeena Solar, Inc. d/b/a/ Westinghouse Solar (“Westinghouse Solar”) and its subsidiaries.

Our Annual Report on Form 10-K for 2010, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position.

Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements and our expectations. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position.

Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and marketability of our products, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more manufacturers for solar panel components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described in Item 1A below. We do not undertake any obligation to update any forward-looking statements.

Item 1. Business.

Overview

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). Our products are designed for use in solar power systems for residential and commercial rooftop customers. We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail home improvement outlets. We source our components (such as solar panels and inverters) from manufacturers such as Suntech and Enphase. Prior to September 2010, we were also in the solar power system installation business and we had completed over 4,300 solar power installations for customers in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut since the commencement of our operations in 2001. According to data compiled by the California Energy Commission, the Solar Electric Power Association and the New Jersey Clean Energy Program, we had been one of the largest national integrators of residential and commercial solar electric power systems in the United States over the past four years. As a result of our extensive installation experience, our team of engineers developed the AC solar panels that have the racking, wiring, grounding and inverter built-in. We have received three U.S. patents and four international patents for our technology and we have 23 more U.S. and foreign patents pending. Customer response to the AC solar panels was very favorable; they preferred the aesthetics, reliability, safety and performance of our integrated solar panels over ordinary solar panels. In early 2009, we closed our non-California offices on the east coast and in Colorado and began distributing our solar power systems to customers outside of California. By mid-2010, it became clear to us that the business and profit potential of the design and manufacturing business was better than that of being an installer. Thus, in September 2010, we made the strategic decision to exit our California solar panel installation business and expand our sales of solar power systems to dealers and other solar installers in California, by far the largest solar market in the United States. Our business is now focused solely on design and manufacturing activities, and sales of our solar power systems to solar installers, trade workers and retailers through distribution partnerships, our dealer network and retail home improvement outlets.

We were formed as a Nevada corporation on July 29, 2005, under the name Fairview Energy Corporation, Inc., and on August 4, 2006, were reincorporated in the State of Delaware. On August 11, 2006, we consummated a reverse merger (the “Merger”) with a privately-held company called Akeena Solar, Inc. (“Akeena-Private”), pursuant to which the privately-held company, renamed Akeena Corp., became a wholly-owned subsidiary of ours and we renamed our company Akeena Solar, Inc. We had been in the development stage since our inception and had not commenced business operations prior to the Merger. Akeena-Private was incorporated in the State of California on February 23, 2001 under the name Akeena, Inc., and on June 2, 2006, was reincorporated in the State of Delaware under the name Akeena Solar, Inc. As a result of the Merger, we succeeded to Akeena-Private’s line of business as our sole line of business.

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market, and we are listed as Akeena Solar, Inc. (d/b/a Westinghouse Solar). Subject to shareholder approval, we plan in the future to formally change our corporate name to Westinghouse Solar, Inc.

Our Corporate headquarters is located at 1475 S. Bascom Ave., Campbell, CA 95008. Our telephone number is (408) 402-9400. Additional information about Westinghouse Solar is available on our website at http://www.westinghousesolar.com. The information on our web site is not incorporated herein by reference.

Strategy

Our philosophy is simple: “we believe that producing clean electricity directly from the sun is the right thing to do for our environment and economy.” Since our founding, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.

The solar power industry is still at an early stage of its growth and is highly fragmented. The prospects for long-term worldwide demand for solar power have attracted many new solar panel manufacturers, as well as a multitude of design/integration companies. We expect the commodity manufacturing segment of the industry to consolidate as more solar panel manufacturing capacity comes online.

Accordingly, our growth strategy primarily includes:

•	Developing and commercializing our solar panel technology optimized for the residential and commercial markets.
•
Offering differentiated proprietary solar power products that reduce installation costs and improving the aesthetics and performance of solar systems compared to ordinary, commercially available solar equipment.

•	Promoting and enhancing our company's brand name and reputation.

Based on our experience as a solar power system designer and integrator, we believe we understand certain areas in which costs for installations can be significantly reduced. In 2007, we introduced a new “plug and play” solar panel technology (“Andalay”) which we believe significantly reduces the installation time, complexity and costs, as well as provides superior reliability and aesthetics for customers, when compared to other solar panel mounting products and technology.

In February 2009, we announced a strategic partnership with Enphase, a leading manufacturer of microinverters, to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels.

On September 10, 2010, we announced that we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California, and that we were exiting the solar panel installation business. We had already transitioned over the last year to a design and manufacturing business model with a distribution network in other parts of the United States and in Canada, and we believe we can improve our business results and significantly reduce our expenses by focusing exclusively on our lower overhead design and manufacturing business. As a result, beginning with the third quarter of 2010, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010. Since May 2010, we have been marketing our AC solar panels under the Westinghouse Solar brand, for which we have licensed exclusive rights from Westinghouse Electric Corporation.

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

According to the U.S. Department of Energy (DOE), electricity is generated from the following: coal - 51%, nuclear -21%, gas - 16%, hydro - 6%, and oil - 3%, with renewable energy contributing 3%. “Renewable Energy” typically refers to non-traditional energy sources, including hydroelectric, wind and solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

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

•
Environmental Concerns and Climate Change. Concerns about global warming and greenhouse gas emissions has resulted in the Kyoto Protocol, various states enacting stricter emissions control laws and utilities being required to comply with Renewable Portfolio Standards, which require the purchase of a certain amount of power from renewable sources. Currently, within the U.S., there are approximately 30 states with established RPS standards. Additionally, the onset of Cap and Trade legislation, an environmental policy tool intended to deliver carbon reduction with a mandatory cap on emissions while providing sources flexibility in how they comply, is expected to drive solar demand.

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

According to Navigant, a research and consulting firm, approximately 15,000 megawatts of solar capacity were installed in 2010, of which 763 megawatts were installed in the United States. Conservative estimates by Navigant of worldwide solar industry growth by 2014 are 23,300 megawatts, and their accelerated growth estimate is 37,000 magawatts in 2014.

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

Ordinary solar power systems have solar panels that are electrically wired to a central inverter, which converts the power from DC to AC and interconnects with the utility grid. The following diagram schematically shows an ordinary DC solar power system:

Andalay DC solar panels have integrated racking, wiring and grounding, and Andalay AC panels have integrated microinverters that produce AC power, eliminating the need for a central inverter. The following diagram schematically shows a typical Andalay AC solar power system.

Solar Electric Cells. Solar electric cells convert light energy into electricity at the atomic level. The conversion efficiency of a solar electric cell is defined as the ratio of the sunlight energy that hits the cell divided by the electrical energy that is produced by the cell. By improving this efficiency, we believe solar electric energy becomes competitive with fossil fuel sources. The earliest solar electric devices converted about 1%-2% of sunlight energy into electric energy. Current solar electric devices convert 5%-25% of light energy into electric energy (the overall efficiency for solar panels is lower than solar cells because of the panel frame and gaps between solar cells), and current mass produced panel systems are substantially less expensive than earlier systems. Effort in the industry is currently being directed towards the development of new solar cell technology to reduce per watt costs and increase area efficiencies.

Solar Panels. Solar electric panels are composed of multiple solar cells, along with the necessary internal wiring, aluminum and glass framework, and external electrical connections. Although panels are usually installed on top of a roof or on an external structure, certain designs include the solar electric cells as part of traditional building materials, such as shingles and rolled out roofing. Solar electric cells integrated with traditional shingles is usually most compatible with masonry roofs and, while it may offset costs for other building materials and be aesthetically appealing, it is generally more expensive than traditional panels. Westinghouse Solar’s Andalay design integrates racking wiring and grounding components directly into the panel resulting in an integrated solution that reduces by 70%, the amount of rooftop solar components resulting in a solar power system that reduces the amount of field assembly, thereby increasing reliability and performance, while providing a better looking design.

Inverters. Inverters convert the DC power from solar panels to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar panels, regulating the voltage and current output of the solar array based on sun intensity. Westinghouse Solar’s Andalay AC solution incorporates an integrated microinverter on each panel which improves system performance, is more reliable, safer for installers and homeowners, and reduces the amount of installation labor.

Monitoring. There are two basic approaches to access information on the performance of a solar power system. DC systems with central inverters collect the solar power performance data from the central inverter and then transmit that data to a digital hardware display. AC systems utilizing microinverters collect the solar power performance data of each panel and transmit panel-level and combined system data via the internet to a centralized database. AC system data on the performance of each panel and total system can then be accessed from any device with a web browser, including personal computers and cell phones.

Net Metering. The owner of a grid-connected solar electric system may not only buy, but may also sell, electricity each month. This is because electricity generated by the solar electric system can be used on-site or fed through a meter into the utility grid. Utilities are required to buy power from owners of solar electric systems (and other independent producers of electricity) under the Public Utilities Regulatory Policy Act of 1978 (PURPA). When a home or business requires more electricity than the solar power array is generating (for example, in the evening), the need is automatically met by power from the utility grid. When a home or business requires less electricity than the solar electric system is generating, the excess is fed (or sold) back to the utility and the electric meter actually spins backwards. Used this way, the utility serves as a backup to the solar system similar to the way in which batteries serve as a backup in stand-alone systems.

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

We believe escalating fuel costs, environmental concerns and energy security make it likely that the demand for solar power systems will continue to grow. The federal government, and several states, have put a variety of incentive programs in place that directly spur the installation of grid-tied solar power systems, so that customers will “purchase” their own power generating system rather than “renting” power from a local utility. These programs include:

•
Rebates — to customers (or to installers) to reduce the initial cost of the solar power system, generally based on the size of the system. Many states have rebates that can substantially reduce initial costs.

•
Tax Credits — federal and state income tax offsets directly reducing ordinary income tax. There is currently a 30% federal tax credit for residential and commercial solar power systems. Through the end of 2011, under current laws, commercial customers can elect either a 30% cash payment from the federal grant program or the traditional tax credit.

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

•	PPA's — Power Purchase Agreements, or agreements between a solar power system purchaser and an electricity user under which electricity is sold/purchased on a long-term basis.
•	Leases — in which the solar equipment is owned by a third party entity and repaid over time by the host customer.

Challenges Facing The Solar Power Industry

We believe the solar power industry faces three key challenges:

•
Customer Economics — In many cases, the net (after applicable incentives) cost to customers for electricity produced by a solar power system at the customer’s site is comparable to conventional, utility-generated power. We believe lower equipment (primarily solar panels) and installation costs would reduce the total cost of a system and increase the potential market for solar power.

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

Competition

The solar panel design and manufacturing industry is in its early stages of development and is highly fragmented, consisting of many large and small companies. Worldwide, the manufacturers of rooftop solar panels include Suntech, Sharp, Yingli, Trina, SunPower, Sanyo, SolarWorld, LG and Samsung.

We believe the principal competitive factors in the solar panel manufacturing industry include:

•	Quality;
•	Price;
•	Installation cost; and
•	Company reputation

We believe that our competitive advantages as a designer and manufacturer of our solar panels include:

•
Integrated DC and AC Panels Dramatically Reduce Installation Costs.  Our Westinghouse Solar technology significantly reduces the installation complexity, parts and costs, as well as providing superior reliability and aesthetics for customers when compared to other solar panel mounting products and technology. In 2007 we introduced our DC panels, which offer the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires;(ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. In 2009 we introduced our AC panels, which deliver 5-25% more energy compared to ordinary panels, produce safe household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe our AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

•	Proprietary Technology. We have received three U.S. patents and four international patents for our Andalay technology, and have 23 more U.S. and foreign patents pending.
•
Brand Recognition. We are working to rapidly expand our distribution business and sales of our Westinghouse Solar Power Systems.  We are seeking to take full advantage of the very strong worldwide brand equity that the Westinghouse name currently enjoys, and to emphasize that our solar panels are safer, more reliable and easier to install than other products on the market today. Consistent with building our brand name recognition, we are proposing to our stockholders that we change our corporate name from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.”. Our stockholders are expected to vote on this proposal at our upcoming annual meeting, expected to be held on March 31, 2011.

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

•
Panel Manufacturers — companies that assemble solar cells into solar panels, generally laminating the cells between glass and plastic film, and attaching the wires and panel frame. Certain manufacturers also produce customized or private-label panels as OEM suppliers.

•	Distributors — companies that purchase from manufacturers and resell to designers/ integrators and other equipment resellers.
•	Dealer/Installer — companies that sell products to end user customers.

We are active in the solar power industry as a designer and manufacturer. Our research and development team, in conjunction with our supply management personnel, specify the design of our proprietary solar panels and contract with existing, experienced solar panel manufacturers for the supply of our Westinghouse Solar and Andalay labeled solar panels. We help these manufacturing partners source unique components of our panels (typically microinverters and special frame hardware).

Andalay Solar Panel Technology

Based on our experience as a solar power installer over the past ten years, we believe we understand certain areas in which costs for installations can be significantly reduced. In September 2007, we introduced a new “plug and play” solar panel technology (“Andalay”) which we believe significantly reduces the installation time and costs, as well as providing superior reliability and aesthetics, when compared to other solar panels. Andalay DC panels offer the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires;(ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. In 2009, we introduced Andalay AC panels, which deliver 5% to 25% more energy compared to ordinary panels, produce safe household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5% to 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers. We have received three U.S. patents and four international patents for our Andalay technology, and have 23 more U.S. and foreign patents pending.

Installation costs for a solar power system are generally proportional to the area of panels installed. Thin film and amorphous solar cell technologies, although offering solar panels that are less expensive on a cost per watt basis, are generally less efficient (producing fewer watts per square foot) and correspondingly more expensive to install. Therefore, we believe that Andalay becomes even more useful for the new generation of less expensive but lower efficiency solar panels. Andalay solar panel technology is generally applicable to all framed rooftop solar cell technologies, including silicon, amorphous silicon, thin film and concentrators.

Customers

We market and sell to a network of authorized dealers across the United States and Canada. Our Westinghouse Solar Dealer program provides installation companies with the opportunity to differentiate themselves from ordinary solar installers through product and program offerings we extend exclusively to our established Dealers. In addition to the ability to sell and install Westinghouse Solar products, Westinghouse Solar Dealers benefit from the ability to leverage the Westinghouse brand, and leverage critical marketing support to help them grow their business.

Suppliers

The components used in our systems are purchased from a limited number of manufacturers. Pursuant to our agreement with Suntech, they will provide us with volume manufacturing and delivery of our Andalay product. Pursuant to our agreement with Enphase, they will provide us with microinverters. We purchase small assembly, racking and packaging components from a variety of domestic and foreign suppliers. We purchase small assembly, racking and packaging components from a variety of domestic and foreign suppliers. We currently obtain virtually all of our solar panels from Suntech and all of the microinverters used in our AC panels from Enphase. We believe that our commercial relationship with each of these suppliers is good.

Sales and Marketing

Our sales and marketing program incorporates a marketing mix of print, web, and other media advertisements as well as participation in industry trade shows and individual discussions with prospective dealers. As we onboard dealers under the Program, we rely on the skill of our sales team. We regularly evaluate the effectiveness of our sales team and marketing efforts using sales management software and make tactical marketing and sales changes as indicated to achieve and maintain cost effectiveness.

Intellectual Property

Andalay Solar Panel

We have three U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157 and Patent No. 7,866,098) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we received three foreign patents in 2010: Australian Patent No. 2,005,248,343; Indian Patent No. 243,626; and Mexican Patent No. 274,182. A Korean Patent No. 751,614 was issued in 2007. Currently, Westinghouse Solar has seven issued patents and 23 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

The following table provides a summary of our patents:

Country of issuance	Patent Number	Date of Expiration
United States	7,406,800	May 18, 2025
United States	7,832,157	November 16, 2027
United States	7,866,098	January 11, 2028
Australia	2,005,248,343	May 18, 2025
India	243,626	May 18, 2025
Mexico	274,182	May 18, 2025
Korea	751,614	May 18, 2025

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

Since May 2010, we have been marketing our AC solar panels under the Westinghouse Solar brand, for which we have licensed exclusive rights from Westinghouse Electric Corporation.

Employees

As of February 24, 2011, we had 34 employees, of which 13 were sales and marketing employees, 12 general and administrative employees, 7 were operations employees and 2 research and development employees. All of our employees are full-time employees. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for 2010, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

Risks Relating to Our Business

We may fail to realize some or all of the anticipated benefits of our shift to a design and manufacturing business model in California and throughout North America, which may adversely affect the value of our common stock.

The success of our recently announced exit from the solar system installation business in California and our shift to focus exclusively on a design and manufacturing business model will depend, in large part, on our ability to successfully expand our distribution channels to include authorized dealers in California, as well as elsewhere in North America, and to accelerate the growth of our design and manufacturing business. California is the largest state in the country for solar products, accounting for approximately 50 percent of the U.S. market, and we are only beginning to develop distribution channel partners in California.

If we are not able to achieve the expansion of our design and manufacturing business and meet our revenue growth and cost reduction objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of our change in strategic focus and our restructuring may not be realized or may take longer to realize than expected, and the value of our common stock may be adversely affected.

Specifically, risks in the operations of our business in order to realize the anticipated benefits of the change to a design and manufacturing business model include, among other things:

•	failure to arrange for cost competitive manufacturing of our proprietary solar panels;

•	failure to find and develop distribution relationships with new channel partners, particularly in the California market;

•	failure to successfully manage existing distribution relationships;

•	the loss of key employees critical to the ongoing operation of our business;

•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of our company;

•	unpredictability and delays in the timing of projected distribution orders, and resulting accumulation of excess product inventory;

•	failure to focus and develop our distribution product and service offerings quickly and effectively;

•	failure to successfully develop new products and services on a timely basis that address the market opportunities; and

•	unexpected revenue attrition or delays.

In addition, the shift in our business model may result in additional or unforeseen expenses, and the anticipated cost reduction benefits may not be realized.

We are dependent upon our key suppliers for the components used in our systems and we must arrange for cost competitive manufacturing of our proprietary solar panels in order to grow our business; our suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase.  Although we believe that our commercial relationship with each of these suppliers is good, and although we had a significant amount of inventory on hand as of December 31, 2010, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

It is critical to the growth of our revenue that our products can be offered at competitive pricing.  We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to obtain favorable supplier contracts and to increase sales volumes so we can achieve economies of scale. We cannot provide assurance that we will be able to achieve any such production cost reductions. If we fail to negotiate better terms and maintain our relationships with these suppliers or develop new supplier relationships, we may not achieve production cost reductions necessary to competitively price our products, which could adversely affect or limit our sales and growth.

We are currently subject to market prices for the components that we purchase, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our products.

Our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. In the past, the world market for solar panels experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase.

Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, or for other reasons, would adversely affect or limit our sales and growth.  There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues

We may fail to realize some or all of the anticipated benefits of the assignment of many of our remaining installation contracts and warranty obligations to Real Goods Solar, Inc., which could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California, we assigned a large number of our remaining installation project commitments to Real Goods Solar, Inc. (“RGS”), as described in a Current Report on Form 8-K we filed on September 20, 2010. Under these arrangements, approximately 110 solar panel installation projects we had under contract with SunRun and for which construction has not yet begun were assigned to RGS (the “Assigned Installations”). RGS assumed full installation and warranty responsibility for these projects. In addition, RGS agreed to undertake primary, “first  responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed or will bring to completion as we transition out of the installation business (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that RGS fails to perform the warranty. We will reimburse RGS for actual warranty service work completed by RGS related to these “first responder” installations. To the extent that RGS fails to perform under the assigned installation projects or the assigned warranty coverage, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

As a result of our decision to exit the California installation business, we recorded restructuring charges totaling approximately $3.0 million for the year ended December 31, 2010. This restructuring charge was comprised primarily of (i) one-time severance costs of $765,000 related to headcount reductions paid in shares of the company’s stock, (ii) inventory write downs of $948,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $367,000. The termination of affected employees began on September 10, 2010 and was substantially completed by the end of September. Shares of common stock received by terminated employees as severance compensation were unrestricted upon vesting and therefore eligible for sale on the open market or otherwise as determined by the recipient. While we incur transition expenses from our discontinued operations in the  fourth quarter of 2010, we also received some corresponding amount of revenue from project completion of $233,000.

As a result of our exit from the California installation business, we estimate that we will have annualized savings of approximately $8.9 million in salary, commission and benefit costs following significant headcount reductions, and $600,000 of rent expense following the closure of five facilities and the relocation of our corporate office. However, the cost of our exit from the installation business may be higher than we have estimated and may take longer than we expect. In addition, we may lose revenue and miss opportunities to generate revenue and we may not achieve the improved longer-term operating results that we anticipated. Any of these consequences may harm our business and our future results of operations.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Goodwill and Other Intangible Assets (ASC 350), we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. As a result of our exit from the installation business, we have recently determined that we need to impair approximately $2.0 million for inventory, equipment and other assets no longer needed in our business. We may determine that further asset impairment charges are needed in the future. Although any such impairment charge would be a non-cash expense, further impairment of our tangible or intangible assets could materially increase our expenses and reduce our results of operations.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of project financing for solar installations and the risk of non-payment from customers.

The continuing tight credit markets and weak global economy are contributing to an ongoing slowdown in the solar industry, which may worsen if these economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for Westinghouse Solar. Further, these conditions and uncertainty about future economic conditions make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

We may need additional capital in the future to fund the growth of our business, and financing may not be available.

Our currently available capital resources and cash flows from operations may be insufficient to meet our working capital and capital expenditure requirements. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, pricing, payment terms and credit limits from manufacturers, the availability and terms of asset-based credit facilities, the timing and level of our accounts receivable collections, and our ability to manage our business profitability.

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

Our Andalay technology is relatively new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with Andalay products or their underlying components that are unexpected and could have a material adverse effect on our business or results of operations. We have been issued several U.S. and foreign patents that cover key claims of our Andalay solar panel technology, and we are asserting claims of infringement of our patent rights in a lawsuit. Lawsuits and re-examination proceedings in the United States or elsewhere could challenge the scope or enforceability of our patent claims. We have several other pending patent applications covering Andalay technology. Ultimately, we may not be able to realize the benefits from any patent that is issued.

Because our industry is highly competitive and has low barriers to entry, we may lose market share to larger companies that are better equipped to weather a decline in market conditions due to increased competition.

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

We believe that the “Westinghouse” name has significant value and recognition in the North American market, and that our “Andalay” brand has gained substantial recognition by customers in certain geographic areas. We have registered the “Andalay” trademark with the United States Patent and Trademark Office. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

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

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share. Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock on the NASDAQ Capital Markets. On July 2, 2010, we received a notice from NASDAQ stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market set forth in Listing Rule 5550(a)(2). The notice indicated that we had been granted 180 calendar days, or until December 28, 2010, to regain compliance.  Subsequently, we received a further notice from the Staff of the Listing Qualifications Department that our common stock is subject to delisting from the NASDAQ Capital Market, pending an opportunity to request a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”).

We requested a hearing before the Panel to review the Staff Determination, which stayed any action with respect to the Staff Determination and allowed the continued listing of our common stock on The NASDAQ Capital Market until the Panel renders a decision subsequent to the hearing. At the hearing on February 3, 2011, we presented a plan to regain compliance and requested that the Panel allow additional time within which to regain compliance. A final determination has not yet been received. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Capital Market.

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

Our stockholders may be diluted by the conversion of our Series B Preferred Stock and the exercise of warrants; in the event we have a “change of control” or if we fail to comply with the terms of the Series B Preferred Stock, we may be in default and face demands for redemption and significant penalties.

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), which is initially convertible into an aggregate of 8,000,000 shares of our Common Stock at an initial conversion price of $0.45 per share, and our Series K Warrants that are initially exercisable for an aggregate of 6,800,000 shares of our Common Stock at an exercise price of $0.60 per share, subject to future adjustment for various events. The conversion price of the Series B Preferred is subject to adjustment downward in the event that (i) we sell Common Stock (or securities convertible into or exercisable for shares of Common Stock) at an effective price below the conversion price of the Series B Preferred, and/or (ii) the market price of our Common Stock at the one-year anniversary of these transaction is below the then effective conversion price of the Series B Preferred.  If these price adjustment provisions are triggered, then the number of shares of Common Stock issuable upon conversion of the Series B Preferred may be subject to increase, and the exercise price of the Series K Warrants is subject to decrease.  When the investors convert or exercise these securities, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have agreed to register for resale all of the underlying shares of Common Stock relating to the Series B Preferred and the Series K Warrants.  Upon registration, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

In addition, the terms of our Series B Preferred include various agreements and negative covenants on our part.  In the event we fail to comply with those provisions, or if a “change of control” of the Company occurs, it could constitute a “triggering event” (as defined in the Certificate of Designation which designates the rights of the Series B Preferred), and the holders of our Series B Preferred could then demand that all of the outstanding shares of Series B Preferred be redeemed for cash, or under certain circumstances, for shares of our Common Stock.  Any such demand for redemption in cash could have a material adverse affect on our financial position and liquidity, and any demand for redemption in stock could have a material dilutive effect for our stockholders. In addition, in such event the dividend rate on our outstanding Series B Preferred is subject to increase to 18% per annum thereafter.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of February 24, 2011, we had 46,294,093 shares of common stock outstanding (which includes 819,278 unvested shares of restricted stock granted to our Board of Directors and our employees), 4,000 shares of preferred stock that are convertible into 8,000,000 shares of common stock and we had warrants to purchase 12,815,947 shares of common stock and options to purchase 4,933,549 shares of common stock outstanding.

All of the shares of common stock issuable upon exercise of our outstanding vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates. The shares of common stock issuable upon exercise of our outstanding warrants are generally covered (or will be covered) by effective registration statements which permit the underlying shares issuable upon their exercise to be freely tradable in the public market.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 17.3% of our outstanding common stock as of February 24, 2011. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 1B.  Unresolved Staff Comments.

None

Item 2. Properties.

As of February 23, 2011, we had two offices. Our corporate headquarters is located at 1475 S. Bascom Ave. Campbell, California 95008. We also maintain a warehouse in San Jose, California for distribution and light assembly of our solar products.

The following table indicates the approximate square footage for each of our leased office locations.

Property Location	Approximate Square Footage
Campbell, California	5,800
San Jose, California	25,000

Item 3. Legal Proceedings.

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. On October 22, 2010, plaintiffs moved the court to certify themselves as a class, a procedure required in order for plaintiffs to move forward with their case as a class action. On November 15, 2010, lead plaintiff Sharon Hodges filed a motion to withdraw as a representative plaintiff in the Class Action. Ms. Hodges was one of three court-appointed co-lead plaintiffs in the Class Action. The remaining two lead plaintiffs filed a corrected motion seeking class certification on November 15, 2010. On December 13, 2010, we filed an opposition to plaintiffs’ motion for class certification and against the appointment of the remaining lead plaintiffs as class representatives. The hearing on the motion for class certification is currently scheduled for February 28, 2011. If our motion is successful, plaintiffs will not be able to proceed with their class action against the Company. Discovery is also currently ongoing with a court imposed cut-off date of August 1, 2011. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance. On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit. A hearing on this motion is currently scheduled for March 4, 2011. If the court grants the demurrer with prejudice, the derivative complaints brought against the Company and its officers will be dismissed. On September 17, 2010, we filed a motion to dismiss or in the alternative stay the District Court case in favor of the prior-filed and substantially similar derivative action pending in the Superior Court in order to reduce the derivative actions pleading the same claims based on the same facts to one case in one court. On December 10, 2010, the court granted this motion, dismissing plaintiff’s claim under Section 14(a) of the Securities Exchange Act of 1934 and staying the remainder of the action. We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. in the United States District Court Northern District of California San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (our Andalay patent). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in our Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay patent re-examined. On March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part, and the case is currently stayed during this process. Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and the fact that a request is granted does not indicate the likely disposition of the re-examination. The USPTO has ruled that certain portions of the Andalay patent being re-examined remain valid over all of the challenges submitted by defendants, including some portions of the patent we are asserting in the Zep litigation. Based on the USPTO decision, a reduced number of claims remain at issue in the re-examination, and even if defendant’s re-examination request is ultimately successful with respect to the remaining portions of the Andalay patent, we would still have a patent which could be enforced against defendants. We are continuing to aggressively pursue this case.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been quoted on the NASDAQ Capital Market since July 23, 2010 under the symbol WEST and previously, from September 2007 until July 2010, under the symbol AKNS. From August 2006 through August 2007, our common stock was quoted on the OTC Bulletin Board under the symbol AKNS.OB. Prior to that date, there was no active market for our common stock. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ.

	High	Low
Fiscal Year 2009
First Quarter	$2.61	$0.58
Second Quarter	$1.98	$1.03
Third Quarter	$1.47	$1.03
Fourth Quarter	$1.76	$0.89
Fiscal Year 2010
First Quarter	$1.51	$1.00
Second Quarter	$1.23	$0.67
Third Quarter	$0.92	$0.51
Fourth Quarter	$0.69	$0.34

The last reported sale price of our common stock on the NASDAQ on February 24, 2011, was $0.53 per share. As of February 24, 2011, there were approximately 44 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

The following table sets forth a summary of restricted stock activity for the years ended December 31, 2010 and 2009:

	Number of Restricted Shares 2010	Weighted- Average Grant Date Fair Value	Number of Restricted Shares 2009	Weighted- Average Grant Date Fair Value
Outstanding and not vested at beginning of year	779,929	$2.63	879,581	$4.39
Granted during the year	1,545,193	$0.64	512,930	$1.30
Forfeited/cancelled during the year	(444,377)	$2.01	(315,532)	$4.16
Released/vested during the year	(1,474,928)	$0.93	(297,050)	$3.56
Outstanding and not vested at end of year	405,817	$1.89	779,929	$2.63

The following table sets forth a summary of stock option activity for the years ended December 31, 2010 and 2009:

	Number of Shares Subject To Option 2010	Weighted-Average Exercise Price	Number of Shares Subject To Option 2009	Weighted-Average Exercise Price
Outstanding beginning balance	2,518,529	$3.07	1,366,931	$5.14
Granted during the year	1,806,500	0.83	1,581,932	1.50
Forfeited/cancelled/expired during the year	(325,932)	1.80	(430,334)	2.88
Exercised during the year	—	—	—	—
Outstanding at end of year	3,999,097	$2.16	2,518,529	$3.07
Exercisable at end of year	1,459,435	$4.07	662,199	$5.54
Outstanding and expected to vest	3,577,140	$4.07	1,994,297	$5.54

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding outstanding options and restricted stock awards)
Equity compensation plans approved by stock holders:
2006 Stock Incentive Plan	3,999,097	$2.16	5,043,830
Equity compensation plans not approved by stock holders	—	$—	—

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from August 31, 2006 (when our common stock was first registered under Section 12 of the Exchange Act) through December 31, 2010 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Clean Edge Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	8/31/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Akeena Solar, Inc.	100.00	92.86	284.29	61.43	44.64	16.86
NASDAQ Composite	100.00	111.61	124.53	73.69	107.00	125.79
NASDAQ Clean Edge Green Energy	100.00	97.14	179.66	70.84	102.10	106.15

Item 6. Selected Financial Data.

The following table sets forth our selected consolidated financial information for the years ended December 31, 2010 and 2009 and have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The information presented below should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. Our manufacturing and distribution operations began in the second quarter of 2009 and, as a result, comparisons to prior years are not meaningful.

	2010	2009
Net revenue	$8,653,390	$1,992,261
Cost of goods sold	7,403,637	1,697,608
Gross profit	1,249,753	294,653
Operating expenses
Sales and marketing	1,182,444	288,631
General and administrative	8,536,187	8,382,996
Total operating expenses	9,718,631	8,671,627
Loss from operations	(8,468,878)	(8,376,974)
Other income (expense)
Interest income (expense), net	(4,638)	(34,353)
Adjustment to the fair value of common stock warrants	2,039,136	(2,488,203)
Total other income (expense)	2,034,498	(2,522,556)
Loss before provision for income taxes and discontinued operations	(6,434,380)	(10,899,530)
Provision for income taxes	—	—
Net loss from continuing operations	(6,434,380)	(10,899,530)
Loss from discontinued operations, net of tax	(6,489,698)	(4,945,332)
Net loss	$(12,924,078)	$(15,844,862)

Loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.16)	$(0.33)

Loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.16)	$(0.15)

Net loss per common and common equivalent share (basic and diluted)	$(0.32)	$(0.48)

Weighted average shares used in computing loss per common share: (basic and diluted)	39,813,873	32,154,674

	2010	2009
Working capital	$3,252,927	$8,164,053
Total assets	8,765,536	18,584,321
Total debt	677,066	596,244
Total stockholders’ equity	3,948,919	8,112,310

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

Company Overview

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business.

In September 2007, we introduced our new solar panel technology (“Andalay”), which significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our Andalay panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have an agreement with Suntech Power Holdings Co. Ltd. (“Suntech”) to provide volume manufacturing and delivery of our Andalay product used in our solar system installations. We have three U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157 and Patent No. 7,866,098) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we received three foreign patents in 2010: Australian Patent No. 2,005,248,343; Indian Patent No. 243,626; and Mexican Patent No. 274,182. A Korean Patent No. 751,614 was issued in 2007. Currently, we have seven issued patents and eighteen other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

In February 2009, we announced a strategic partnership with Enphase, a leading manufacturer of microinverter products, to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began distributing them to our customers outside of California in the second quarter of 2009. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market, and we are listed as Akeena Solar, Inc. (d/b/a Westinghouse Solar). Subject to shareholder approval, we plan in the future to formally change our corporate name to Westinghouse Solar, Inc.

On September 10, 2010, we announced that we were expanding our sales of  solar power systems directly to dealers in California and that we were exiting the solar panel installation business. As a result, beginning with the third quarter of 2010, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010.

Results of Operations

As a result of the exit from the installation business on September 7, 2010, and in accordance with generally accepted accounting principles, the installation business operation has been reclassified to discontinued operations in our Consolidated Balance Sheets and our Consolidated Statements of Operations. Amounts for the prior periods have been reclassified to conform to this presentation.

The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net revenue:

	2010	%	2009	%
Net revenue	$8,653,390	100.0	$1,992,261	100.0
Cost of goods sold	7,403,637	85.6	1,697,608	85.2
Gross profit	1,249,753	14.4	294,653	14.8
Operating expenses
Sales and marketing	1,182,444	13.7	288,631	14.5
General and administrative	8,536,187	98.6	8,382,996	420.8
Total operating expenses	9,718,631	112.3	8,671,627	435.3
Loss from operations	(8,468,878)	(97.9)	(8,376,974)	(420.5)
Other income (expense)
Interest income (expense), net	(4,638)	(0.1)	(34,353)	(1.7)
Adjustment to the fair value of common stock warrants	2,039,136	23.6	(2,488,203)	(124.9)
Total other income (expense)	2,034,498	23.5	(2,522,556)	(126.6)
Loss before provision for income taxes and discontinued operations	(6,434,380)	(74.4)	(10,899,530)	(547.1)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(6,434,380)	(74.4)	(10,899,530)	(547.1)
Loss from discontinued operations, net of tax	(6,489,698)	(75.0)	(4,945,332)	(248.2)
Net loss	$(12,924,078)	(149.4)	$(15,844,862)	(795.3)

Loss from continuing operations per common and common equivalent share (basic and diluted):	$(0.16)		$(0.33)

Loss from discontinued operations per common and common equivalent share (basic and diluted):	$(0.16)		$(0.15)

Net loss per common and common equivalent share (basic and diluted):	$(0.32)		$(0.48)

Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

Net revenue

Net revenue totaled $8.7 million for the year ended December 31, 2010 as compared to $2.0 million for the same period in 2009, or an increase of 334.4% from 2009. The increase in revenue was due to the growth of our dealer network and the addition of sales of our solar power systems in California in September 2010. We launched the distribution of our solar power systems outside of California in the second quarter of 2009.

Cost of goods sold

Cost of goods sold as a percent of revenue during the year ended December 31, 2010, was relatively constant at 85.6% of net revenue compared to 85.2% during the year ended December 31, 2009. Gross profit from continuing operations for the year ended December 31, 2010 was $1.2 million or 14.4% of revenue, compared to $295,000 or 14.8% of revenue for the same period in 2009.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2010 were $1.2 million, or 13.7% of net revenue as compared to $289,000, or 14.5% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the year ended December 31, 2010, was due an increase in payroll and commission costs of $479,000, higher advertising, trade shows and branding expense of $303,000, increased stock-based compensation expense of $88,000 and increase in travel costs of $24,000.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2010 were $8.5 million, or 98.6% of net revenue as compared to $8.4 million, or 420.8% of net revenue during the same period of the prior year. The increase in general and administrative expenses for the year ended December 31, 2010 was primarily due to an increase in payroll costs of $559,000 and an increase in insurance costs of $88,000, partially offset by decreases in professional fees of $131,000, recruiting costs of $119,000, travel costs of $94,000 and stock based compensation expense of $79,000.

Interest, net

During the year ended December 31, 2010, we had net interest expense of $5,000, as $30,000 of interest expense was mostly offset by $25,000 of interest income. The increase in interest expense and interest income for the year ended December 31, 2010 compared to the prior year is related to an increase in the amount borrowed under our outstanding 2009 Credit Facility with Comerica Bank.

Adjustment to the fair value of common stock warrants

During the year ended December 31, 2010, we recorded mark-to-market adjustments to reflect the fair value of common stock warrants accounted for as a liability as a result of provisions of the warrant agreements, resulting in an unrealized gain of $2.0 million in our consolidated statements of operations. The fair value of the warrants declined primarily due to a decrease in the market price of our common stock and a shorter life for the remainder of the outstanding warrants. During the year ended December 31, 2009, we recorded mark-to-market adjustments resulting in a $2.5 million non-cash charge in our consolidated statements of operations, primarily due to an increase in our stock price.

Income taxes

During the years ended December 31, 2010 and 2009, there was no income tax expense or benefit for federal and state income taxes reflected in our consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2010 was $6.4 million, or $0.16 per share, compared to a net loss from continuing operations of $10.9 million, or $0.33 per share, for the year ended December 31, 2009. Net loss for the year ended December 31, 2010 included a $2.0 million favorable non-cash adjustment to the fair value of common stock warrants. Net loss for the year ended December 31, 2009 included a non-cash charge of $2.5 million to reflect the increased fair value of common stock warrants. Excluding the adjustments to reflect the fair value of warrants, net loss from continuing operations for the year ended December 31, 2010 would have been $8.5 million, or $0.21 per share, compared to $8.4 million, or $0.25 per share, for the prior year.

Loss from discontinued operations

During the year ended December 31, 2010, we recorded a $6.5 million loss from the discontinued installation business, compared with a loss of $4.9 million for 2009. As a result of the decision to exit the California installation business we recorded a restructuring charge totaling approximately $3.0 million for the year ended December 31, 2010, the majority of which were non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $765,000 related to headcount reductions paid primarily in shares of our common stock, (ii) inventory write downs of $948,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $367,000.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. In 2009, our revenue declined as a result of general economic conditions, and we took actions to reduce our operating expenses and address our working capital needs through a combination of expense reductions, careful management of our operations and raising capital through equity offerings. In September 2010, we exited our solar installation business to focus exclusively on our design and manufacturing business. The shift in our business focus significantly reduced our quarterly operating cash expenses. We have plans to reach breakeven cash flow from operations in mid-2011. In the event that our revenue is lower than anticipated, further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of December 31, 2010, we had approximately $1.1 million in cash on hand, including $540,000 in restricted cash. We intend to address ongoing working capital needs through continued careful management of our operations along with obtaining debt financing and raising additional equity. As an additional potential source of capital, our outstanding warrants provide the possibility for us to receive additional proceeds upon the exercise of warrants, depending on market conditions. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2013. The 2009 Bank Facility replaced and amended our 2007 Credit Facility with Comerica Bank. As of March 3, 2009, we fully repaid the $17.2 million outstanding principal balance on the 2007 Credit Facility by using our restricted cash balance that was on deposit with Comerica. The 2009 Bank Facility no longer includes an asset-based line of credit, and Comerica Bank has released its security interest in our inventory, accounts receivable, and other assets (other than the cash collateral account as provided in the 2009 Bank Facility). The 2009 Bank Facility does not include any ongoing minimum net worth or other financial covenants, other than maintaining a $1.0 million cash collateral balance, and we are in compliance with the terms of the 2009 Bank Facility as of December 31, 2010.

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivable. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we must immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. A processing fee of 0.5% on the gross financed receivable amount will be charged at each advance and a facility fee equal to 1.0% ($15,000) of the gross credit facility amount was paid at closing, which fee will accrue annually thereafter. Pursuant to the 2011 Credit Facility, we will be terminating the 2009 Bank Facility with Comerica Bank.

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

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. During the year ended December 31, 2010, we issued 483,753 shares of common stock under the securities purchase agreement, with net proceeds of approximately $594,000.

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

Subsequent to the end of 2010, on February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 2,000 shares of common stock at an initial conversion price of $0.45 per share, subject to future adjustment for various events, and (ii) warrants to purchase 1,700 shares of common stock at an initial exercise price of $0.60 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000. The securities purchase agreement also includes standstill provisions under which we agree not to engage in other stock issuances for specified periods of time, and rights of participation under which the purchasers have rights to participate in future debt and equity offerings of our securities.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of December 31, 2010, we had approximately $1.1 million in cash and cash equivalents, including $540,000 classified as restricted cash. As of December 31, 2010, we had approximately $460,000 in additional borrowing capacity available under our 2009 Bank Facility.

Cash used in operating activities was approximately $10.5 million for the year ended December 31, 2010. Excluding non-cash items of $2.7 million of stock-based compensation expense, partially offset by $2.0 million in an unrealized gain on the fair value adjustment of common stock warrants, cash used in operating activities was primarily from a $2.4 million decrease in accounts payable, a $765,000 increase in accounts receivable and a $367,000 increase in prepaid expenses and other current assets, partially offset by a $4.7 million decrease in assets of discontinued operations, a decrease of $1.6 million in assets held for sale and a $253,000 increase in accrued liabilities and accrued warranty. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash flows used in operating activities were approximately $1.4 million for the year ended December 31, 2009. Excluding non-cash items of $2.5 million of unrealized loss on the fair value adjustment for common stock warrants and $2.3 million of stock-based compensation expense, cash provided by operating activities was primarily due to a $3.1 million increase in accounts payable, a decrease of $4.0 million in inventory, a decrease of $5.5 million in assets of discontinued operations and a decrease of $2.5 million in assets held for sale. The increase in accounts payable and the decreases in assets of discontinued operations and assets held for sale were primarily due to the timing of payments, while the decrease in inventory was primarily due to using our existing solar panel inventory.

Cash used in investing activities was $72,000 for the year ended December 31, 2010, primarily due to $324,000 of purchases of vehicles, computer equipment and leasehold improvements for our ongoing operations and $139,000 of purchases for our discontinued operations, mostly offset by $392,000 of proceeds received from the disposal of property and equipment of our discontinued operations. Cash used in investing activities was $118,000 for the year ended December 31, 2009, primarily for the acquisition of vehicles and computer equipment related to our discontinued operations.

Cash provided by financing activities was approximately $5.4 million for the year ended December 31, 2010. During the year ended December 31, 2010, we received proceeds of $4.7 million from the issuance of common stock, $594,000 for the issuance of common shares from a securities purchase agreement and proceeds of approximately $922,000 from the exercise of warrants to purchase our common stock, offset by the payment of approximately $365,000 in fees, primarily related to the issuance of common stock. Cash provided by financing activities was approximately $4.4 million for the year ended December 31, 2009. During the year ended December 31, 2009, we repaid the outstanding balance on our 2007 Credit Facility of $18.7 million, utilizing $17.5 million of restricted cash. Also for the year ended December 31, 2009, we received proceeds of $1.4 million for the issuance of common shares pursuant to our stock offering, net of $617,000 in fees, $1.0 million in proceeds from a securities purchase agreement, net of $123,000 in fees and proceeds of approximately $3.4 million from the exercise of warrants to purchase our common stock, net of $580,000 in fees.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$645,329	$349,034	$296,295	$—	$—
Capital leases	8,407	3,363	5,044	—	—
Note payable	138,601	138,601	—	—	—
	$792,337	$490,998	$301,339	$—	$—

Amounts represent total anticipated cash payments, including anticipated interest payments based on the terms of each agreement that are not recorded on our consolidated balance sheets. Included in capital lease obligations and note payable is $643 and $1,818 respectively, in anticipated future interest expense.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Discontinued operations. Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (ASC) 360, “Impairment or Disposal of Long-Lived Assets”, (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction. On September 7, 2010, we announced that we were exiting the solar panel installation business. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010. The exit from the installation business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360.

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

Patent Costs. We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful lives we assigned to these assets, approximately 14 years as of December 31, 2010, are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

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

Warranty provision. The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than did the previous guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. We believe that the disclosures will not have a material impact on financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2010 is related to the investment of our cash into highly liquid financial investments. As of December 31, 2010, we held $1.0 million in a money market account. Based upon our balance of cash, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $10,000. A change in interest rates would not materially change the fair market value of our money market investments. As of December 31, 2010, there was a balance of $540,000 outstanding under the 2009 Bank Facility. If we were to borrow the maximum $1 million under the 2009 Bank Facility, interest would accrue at the rate of the reserve adjusted LIBOR Rate plus a margin of 2.15%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as product we purchase from manufacturers outside the United States are denominated in U.S. currency.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Akeena Solar, Inc. d/b/a Westinghouse Solar

We have audited the accompanying consolidated balance sheets of Akeena Solar, Inc. and its subsidiaries d/b/a Westinghouse Solar (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Akeena Solar, Inc. and its subsidiaries d/b/a Westinghouse Solar as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
February 25, 2011

Akeena Solar, Inc. d/b/a Westinghouse Solar
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$596,046	$5,804,458
Restricted cash	540,250	—
Accounts receivable, net	912,588	173,501
Other receivables	15,864	16,406
Inventory, net	4,222,800	4,433,825
Prepaid expenses and other current assets, net	786,653	419,537
Assets of discontinued operations	618,204	5,280,551
Assets held for sale – discontinued operations	290,051	2,132,772
Total current assets	7,982,456	18,261,050
Property and equipment, net	334,864	173,471
Other assets, net	426,492	100,894
Long term assets of discontinued operations	21,724	48,906
Total assets	$8,765,536	$18,584,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,483,180	$3,930,890
Accrued liabilities	607,823	398,452
Accrued warranty	51,860	8,404
Common stock warrant liability	285,673	2,536,402
Credit facility	540,250	—
Note payable	136,816	—
Liabilities of discontinued operations	1,623,927	3,222,848
Total current liabilities	4,729,529	10,096,996
Long-term liabilities of discontinued operations	87,088	375,015
Total liabilities	4,816,617	10,472,011

Commitments, contingencies and subsequent events (Notes 17 and 21)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,769,739 and 36,406,944 shares issued and outstanding at December 31, 2010 and 2009, respectively	45,771	36,407
Additional paid-in capital	68,648,876	59,897,553
Accumulated deficit	(64,745,728)	(51,821,650)
Total stockholders’ equity	3,948,919	8,112,310
Total liabilities and stockholders’ equity	$8,765,536	$18,584,321

The accompanying notes are an integral part of these consolidated financial statements.

Akeena Solar, Inc. d/b/a Westinghouse Solar
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009

Net revenue	$8,653,390	$1,992,261
Cost of goods sold	7,403,637	1,697,608
Gross profit	1,249,753	294,653
Operating expenses
Sales and marketing	1,182,444	288,631
General and administrative	8,536,187	8,382,996
Total operating expenses	9,718,631	8,671,627
Loss from operations	(8,468,878)	(8,376,974)
Other income (expense)
Interest income (expense), net	(4,638)	(34,353)
Adjustment to the fair value of common stock warrants	2,039,136	(2,488,203)
Total other income (expense)	2,034,498	(2,522,556)
Loss before provision for income taxes and discontinued operations	(6,434,380)	(10,899,530)
Provision for income taxes	—	—
Net loss from continuing operations	(6,434,380)	(10,899,530)
Loss from discontinued operations, net of tax (Note 3)	(6,489,698)	(4,945,332)
Net loss	$(12,924,078)	$(15,844,862)

Loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.16)	$(0.33)

Loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.16)	$(0.15)

Net loss per common and common equivalent share (basic and diluted)	$(0.32)	$(0.48)

Weighted average shares used in computing loss per common share: (basic and diluted)	39,813,873	32,154,674

The accompanying notes are an integral part of these consolidated financial statements.

Akeena Solar, Inc. d/b/a Westinghouse Solar
Consolidated Statements of Changes in Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2008	29,340,418	29,340	52,820,224	(36,975,231)	15,874,333
Cumulative effect of reclassification of warrants	—	—	(1,287,795)	998,443	(289,352)
Issuance of common stock pursuant to a registration statement	1,785,714	1,786	1,381,086	—	1,382,872
Fair value of warrants issued in connection with stock offering	—	—	(1,676,282)	—	(1,676,282)
Conversion of preferred stock and issuance of shares of common stock	539,867	540	463,745	—	464,285
Reclassification of common stock warrant liability to additional paid-in capital	—	—	777,415	—	777,415
Conversion of common stock warrant liability upon exercise of warrants	—	—	372,344	—	372,344
Fair value of warrants issued in connection with induced exercise	—	—	303,391	—	303,391
Grants of restricted stock, net of forfeitures	170,247	170	(7,355)	—	(7,185)
Stock-based compensation expense	—	—	2,288,488	—	2,288,488
Exercise of warrants for common stock at various exercise prices,	3,655,121	3,655	3,462,680	—	3,466,335
Issuance of common stock pursuant to a securities purchase agreement	915,577	916	999,612	—	1,000,528
Net loss	—	—	—	(15,844,862)	(15,844,862)
Balance at December 31, 2009	36,406,944	36,407	59,897,553	(51,821,650)	8,112,310
Issuance of common shares pursuant to October 2009 securities purchase agreement	483,753	484	593,392	—	593,876
Issuance of common shares pursuant to May and October 2010 securities purchase agreements, net	6,717,392	6,718	4,328,156	—	4,334,874
Conversion of common stock warrant liability upon exercise or expiration of warrants	—	—	211,594	—	211,594
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	1,089,574	1,090	(10,524)	—	(9,434)
Stock-based compensation expense	—	—	2,707,791	—	2,707,791
Exercise of warrants for common shares at various exercise prices, $0.001 par value	1,072,076	1,072	920,914	—	921,986
Net loss	—	—	—	(12,924,078)	(12,924,078)
Balance at December 31, 2010	45,769,739	$45,771	$68,648,876	$(64,745,728)	$3,948,919

The accompanying notes are an integral part of these consolidated financial statements.

Akeena Solar, Inc. d/b/a Westinghouse Solar
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net loss	$(12,924,078)	$(15,844,862)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation	162,792	111,601
Amortization of customer list, customer contracts and patents	4,420	4,942
Unrealized (gain) loss on fair value adjustment of common stock warrants	(2,039,135)	2,488,204
Non-cash stock-based compensation expense	2,707,791	2,288,488
Changes in assets and liabilities:
Accounts receivable	(739,087)	(173,501)
Other receivables	543	16,145
Inventory	211,025	4,488,144
Prepaid expenses and other current assets	(367,116)	(66,520)
Assets of discontinued operations – short term	4,662,347	5,496,459
Assets held for sale	1,599,595	1,958,152
Other assets	(330,018)	(12,473)
Assets of discontinued operations – long-term	27,182	5,517
Accounts payable	(2,447,710)	3,080,498
Accrued liabilities and accrued warranty	252,827	(198,730)
Liabilities of discontinued operations	(1,298,368)	(2,260,931)
Net cash (used in) provided by operating activities	(10,516,990)	1,381,133
Cash flows from investing activities
Acquisition of property and equipment	(324,185)	—
Acquisition of property and equipment – discontinued operations	(139,483)	(118,172)
Proceeds from disposal of property and equipment	391,786	—
Net cash used in investing activities	(71,882)	(118,172)
Cash flows from financing activities
Borrowing on long-term debt	169,232	57,335
Repayment of long-term debt	(607,846)	(237,083)
Borrowings (repayment) on line of credit, net	540,250	(18,746,439)
Repayments on capital lease obligations	(22,228)	(23,095)
Restricted cash	(540,250)	17,500,000
Proceeds from stock offering	4,700,000	2,000,000
Proceeds from securities purchase agreement	593,876	1,123,998
Proceeds from exercise of warrants	921,986	4,045,968
Payment of placement agent and registration fees and other direct costs	(365,126)	(1,320,232)
Employee taxes paid for vesting of restricted stock	(9,434)	(7,185)
Net cash provided by financing activities	5,380,460	4,393,267
Net increase (decrease) in cash and cash equivalents	(5,208,412)	5,656,228
Cash and cash equivalents
Beginning of period	5,804,458	148,230
End of period	$596,046	$5,804,458

Supplemental cash flows disclosures:
Cash paid during the period for interest	$24,165	$142,857

Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	—	1,676,282
Initial fair value of preferred stock issued in offering	—	380,600
Conversion of preferred stock to common stock	—	464,286
Conversion of common stock warrant liability upon exercise of warrants	211,594	313,024
Acquisition of property and equipment under capital lease – discontinued operations	9,177	—
Reclassification of common stock warrant liability to Additional Paid-in Capital	—	777,415
Fair value of warrants issued in connection with induced exercise	—	303,391

The accompanying notes are an integral part of these consolidated financial statements.

Akeena Solar, Inc. d/b/a Westinghouse Solar
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1. Description of Business

Akeena Solar, Inc. d/b/a Westinghouse Solar (“we”, “us”, “our,” “Westinghouse Solar” or the “Company”) was incorporated in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, we reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, we entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business. We lauched the distribution of our solar power systems in the second quarter of 2009.

On May 17, 2010, we entered into an exclusive worldwide agreement to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market, and we are listed as Akeena Solar, Inc. (d/b/a Westinghouse Solar). Subject to shareholder approval, we plan to formally change our corporate name to Westinghouse Solar, Inc.

On September 10, 2010, we announced that we were expanding our sales of our solar power systems directly to dealers in California and that we were exiting the solar panel installation business. As a result, beginning with the third quarter of 2010, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed by the end of the fourth quarter of 2010. (See Note 3. Discontinued Operations).

Reclassifications

As a result of the exit from the installation business in September 2010, and in accordance with generally accepted accounting principles, the installation business operation has been reclassified to discontinued operations in our Consolidated Balance Sheets, our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows. Amounts for the prior periods have been reclassified to conform to this presentation.

Concentration of Risk in Customer and Supplier Relationships

During the year ended December 31, 2010, our three largest customers together accounted for 54.9% of our net revenue from continuing operations. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase. We believe that our commercial relationship with each of those suppliers is good. Although we had a significant amount of inventory on hand as of December 31, 2010, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

2. Summary of Significant Accounting Policies

Liquidity and Financial Condition

We believe our current cash and cash equivalent balances, including $3.6 million from the sale of company securities on February 17, 2011, our new $750,000 credit facility (See  Note 21. Subsequent Events), projected financial results and other potential financing options provide sufficient resources and operating flexibility through at least the next 12 months.

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

Accounts Receivable

Accounts receivable consist of trade receivables. We regularly evaluate the collectability of our accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have historically been minimal and within our expectations. We consider a number of factors when estimating credit losses, including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information.

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

Estimated useful lives are as follows:

Category	Useful Lives
Office Equipment	2-5 years
Vehicles	5 years
Leasehold Improvements	2 years

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We do not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2010 and 2009.

Goodwill and Other Intangible Assets

We do not amortize goodwill, but rather test goodwill for impairment at least annually. During the year ended December 31, 2010 and in connection with the discontinued installation operations, we wrote off approximately $299,000 in goodwill.

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 14 years as of December 31, 2010, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Patents of approximately $87,000, net of approximately $14,000 of accumulated amortization, are included in other assets, net as of December 31, 2010, and are being amortized over the estimated useful life, which was determined to be seventeen years. Amortization expense of patents was approximately $5,000 in each of the years ended December 31, 2010 and 2009. Estimated amortization expense of patents for the five years subsequent to December 31, 2010, is approximately $5,000 per year. Capitalized filing fees associated with obtaining new patents not yet issued and defense of existing patents (not yet resolved) of approximately $334,000 are included in other assets as December 31, 2010. There were no capitalized filing fees for new patents not yet issued or external legal defense costs of existing patents as of December 31, 2009.

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

On September 10, 2010, we announced that we were exiting the solar panel installation business. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010. The exit from the installation business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360.

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $52,000 at December 31, 2010 and $8,000 at December 31, 2009, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:

	Twelve Months Ended
	2010	2009
Beginning accrued warranty balance	$8,404	$—
Reduction for labor payments and claims made under the warranty	—	—
Accruals related to warranties issued during the period	43,456	8,404
Ending accrued warranty balance	$51,860	$8,404

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.2 million at December 31, 2010 and 2009 is included within “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Fair Value of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, assets associated with discontinued operations, accounts payable, accrued liabilities and the outstanding credit facility approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

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

Advertising

We expense advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2010 and 2009, was approximately $202,000 and $51,000, respectively.

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the years ended December 31, 2010 and 2009, we expensed approximately $771,000 and $789,000, respectively, in general and administrative costs.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Twelve Months Ended
	2010	2009
Basic:
Numerator:
Net income (loss)	(12,924,078)	(15,844,862)
Less: Net loss allocated to participating securities	199,865	382,428
Net income (loss) attributable to stockholders	(12,724,213)	(15,462,434)
Denominator:
Weighted average shares outstanding	40,439,247	32,949,947
Weighted average unvested restricted shares outstanding	(625,374)	(795,273)
Denominator for basic net income (loss) per share	39,813,873	32,154,674

Basic net income (loss) per share attributable to common stockholders	$(0.32)	$(0.48)

Diluted:
Numerator:
Net income (loss)	(12,924,078)	(15,844,862)
Less: Net loss allocated to participating securities	199,865	382,428
Net income (loss) attributable to stockholders	(12,724,213)	(15,462,434)
Denominator:
Denominator for basic calculation	39,813,873	32,154,674
Weighted average effect of dilutive stock options	—	—
Denominator for diluted net income (loss) per share	39,813,873	32,154,674

Diluted net income (loss) per share attributable to common stockholders	$(0.32)	$(0.48)

For the years ended December 31, 2010 and 2009, 4.0 million and 2.5 million stock options, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2010 and 2009, warrants to purchase 6.0 million and 5.4 million shares of our common stock, respectively, were potentially issuable if all currently outstanding warrants were exercised. The outstanding warrants were also excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We are engaged in a single business segment wherein we design, manufacture and sell our solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Akeena Solar and Fairview, pursuant to the Merger as described in Note 1. We also have two wholly-owned subsidiaries as of December 31, 2010 and 2009. Akeena Corp. is a wholly-owned subsidiary of Akeena Solar and Andalay Solar, Inc. is a wholly-owned subsidiary of Akeena Solar. All inter-company accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than did the previous guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. We believe that the disclosures will not have a material impact on financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

3. Discontinued Operations

On September 7, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010. As a result of the decision to exit the California installation business we recorded a restructuring charge totaling approximately $3.0 million for the year ended December 31, 2010, the majority of which consisted of non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $765,000 related to headcount reductions, which was paid primarily in shares of our common stock, (ii) inventory write downs of $948,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $367,000.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Long-term assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at December 31, 2010 and 2009, and consist of the following:

Assets of discontinued operations:	December 31, 2010	December 31, 2009
Accounts receivable and other receivables	$501,454	$4,144,319
Prepaid expenses and other current assets	69,207	836,195
Goodwill	—	298,500
Other assets	47,543	1,537
Total current assets	618,204	5,280,551

Security deposits on operating leases	21,724	48,906
Total assets of discontinued operations	$639,928	$5,329,457

Liabilities of discontinued operations:	December 31, 2010	December 31, 2009
Accounts payable	$130,282	$346,709
Customer rebate payable	19,200	60,105
Accrued liabilities	131,139	776,527
Accrued warranty	1,246,594	1,179,596
Deferred revenue	93,751	619,242
Current portion of capital lease obligations	2,961	18,086
Current portion of long-term debt	—	222,583
Total current liabilities	1,623,927	3,222,848

Capital lease obligations, less current portion	4,803	2,728
Long-term debt, less current portion	—	352,847
Other long-term liabilities	82,285	19,440
Total liabilities of discontinued operations	$1,711,015	$3,597,863

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at December 31, 2010 and 2009, which consist of the following:

Assets held for sale:	December 31, 2010	December 31, 2009
Inventory	$253,370	$1,057,249
Office equipment	2,869	194,195
Furniture and fixtures	15,085	199,446
Vehicles	18,727	681,882
	$290,051	$2,132,772

4. Accounts Receivable

Accounts receivable consists of the following:

	December 31, 2010	December 31, 2009
Trade accounts	$917,588	347,003
Less: Allowance for doubtful accounts and returns	(5,000)	(173,502)
	$912,588	$173,501

The following table summarizes the allowance for doubtful accounts as of December 31, 2010 and 2009:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Other	Balance at End of Period
Year ended December 31, 2010	$173,502	$5,000	$(173,502)	$5,000
Year ended December 31, 2009	$—	$173,502	$—	$173,502

5. Note Receivable

During March 2009, we reached a resolution with a customer who had lost project funding for which we wrote off $963,000 to discontinued operation in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note of $675,000. The $675,000 note receivable was reflected in assets of discontinued operations as of December 31, 2009, with a corresponding reserve of $675,000. In accordance with the terms of the note, the note was paid in full in March 2010 and the $675,000 reserve was reversed to discontinued operations in our consolidated statements of operations. As of December 31, 2010, we had no remaining note receivable.

6. Inventory

Inventory consists of the following:

	December 31, 2010	December 31, 2009
Work in process	$591,463	$632,995
Finished goods	3,631,337	3,800,830
	$4,222,800	$4,433,825

Capitalized in inventory is approximately $30,000 related to rent, depreciation and salary costs.

7. Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31, 2010	December 31, 2009
Vehicles	$30,226	$—
Office equipment	513,862	365,317
Leasehold improvements	148,407	—
	692,495	365,317
Less: Accumulated depreciation and amortization	(357,631)	(191,846)
	$334,864	$173,471

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $163,000 and $112,000, respectively. Beginning in the fourth quarter 2010, concurrent with our change in business model to a pure a manufacturing and distribution business, a portion of depreciation expense related to leasehold improvements and equipment in our warehouse is allocated to cost of good sold. All other depreciation is included in general and administrative expense.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2010	December 31, 2009
Accrued salaries, wages and benefits	168,616	238,350
Sales tax payable	21,823	—
Accrued accounting and legal fees	92,390	124,294
Allowance for returns	294,590	—
Other accrued liabilities	30,404	35,808
	$607,823	$398,452

9. Credit Facility

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which has a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. The 2009 Bank Facility has a termination date of January 1, 2013. The 2009 Bank Facility does not require any ongoing minimum net worth or other financial covenants, and we are in compliance with the terms of the 2009 Bank Facility as of December 31, 2010. As of December 31, 2010, we had approximately $540,000 borrowed under this line of credit with a corresponding amount of restricted cash.

10. Capital Lease Obligations

Our capital lease obligation consists of a lease on equipment, which is classified as liabilities of discontinued operations. Our scheduled principal maturities relating to this capital lease obligation at December 31, 2010 are approximately $3,000 in 2011, $3,000 in 2012 and $2,000 in 2013.

11. Note payable

Our note payable consists of an insurance premium financing agreement. The interest rate on this agreement is 2.9%, with monthly principal and interest payments of $13,863. The final payment is due on October 8, 2011.

12. Stockholders’ Equity

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

On October 21, 2009, we entered into a securities purchase agreement with an institutional investor. The agreement permits us to exercise a “put” right to sell shares of common stock to the purchaser, and permits the purchaser to exercise a “call” right to purchase shares of common stock from us, in multiple “draw downs” from time to time over the life of the agreement. The agreement extends until October 21, 2010, unless terminated before that date. The shares in each draw down will be sold at the closing price from the latest trading day, but in no event less than $1.14 per share. Unless waived by both parties, the maximum dollar value of any single draw down is limited to 25% of the total dollar trading volume on the trading day prior to the day of the draw down notice, or $250,000, whichever is less. Sales of shares and warrants under the agreement are subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under the Company’s Form S-3 registration statement. Over the life of the agreement, the aggregate maximum amount of draw downs is $15 million. At the end of the agreement, the purchaser will receive warrants to purchase a number of shares of common stock equal to 15% of the number of draw down shares issued over the course of the agreement, with a warrant term of three years and exercise prices equal to the purchase prices for each related draw down, or the latest closing market price when the warrant is issued, whichever is higher. For the year ended December 31, 2010, we issued 483,753 shares of common stock under the securities purchase agreement, with net proceeds of $594,000.

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

See Note 15 for a discussion of the accounting treatment of the stock warrant transactions discussed above. See Note 21 for a discussion of an equity financing transaction subsequent to December 31, 2010.

13. Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which 450,000 shares of common stock were available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. On December 20, 2006, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 450,000 shares to 1,000,000 shares. On August 24, 2007, the Stock Plan was amended to increase the number of shares available for issuance under the Stock Plan from 1,000,000 shares to 4,000,000 shares. On October 21, 2008, the Stock Plan was amended to increase the number of shares available for issuance to 5,000,000 shares. At the annual meeting of shareholders held on May 7, 2010, the Stock Plan was amended to increase the number of shares available for issuance to 12,000,000 shares. As of December 31, 2010, approximately 5 million shares remained available for issuance under the Stock Plan.

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

We recognized stock-based compensation expense of approximately $2.7 million and $2.3 million during the years ended December 31, 2010 and 2009, respectively, relating to compensation expense for restricted stock and stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the years ended December 31, 2010 and 2009:

	Number of Restricted Shares 2010	Weighted- Average Grant Date Fair Value	Number of Restricted Shares 2009	Weighted- Average Grant Date Fair Value
Outstanding and not vested at beginning of year	779,929	$2.63	879,581	$4.39
Granted during the year	1,545,193	$0.64	512,930	$1.30
Forfeited/cancelled during the year	(444,377)	$2.01	(315,532)	$4.16
Released/vested during the year	(1,474,928)	$0.93	(297,050)	$3.56
Outstanding and not vested at end of year	405,817	$1.89	779,929	$2.63

The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2010 and 2009, there was approximately $682,000 and $1.8 million, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted shares granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.8 years as of December 31, 2010. The total fair value of shares vested during the years ended December 31, 2010 and December 31, 2009 was approximately $936,000 and $1.1 million, respectively. ASC 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to restricted stock for the years ended December 31, 2010 and 2009, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the years ended December 31, 2010 and 2009:

	Number of Shares Subject To Option 2010	Weighted-Average Exercise Price	Number of Shares Subject To Option 2009	Weighted-Average Exercise Price
Outstanding beginning balance	2,518,529	$3.07	1,366,931	$5.14
Granted during the year	1,806,500	0.83	1,581,932	1.50
Forfeited/cancelled/expired during the year	(325,932)	1.80	(430,334)	2.88
Exercised during the year	—	—	—	—
Outstanding at end of year	3,999,097	$2.16	2,518,529	$3.07
Exercisable at end of year	1,459,435	$4.07	662,199	$5.54
Outstanding and expected to vest	3,577,140	$4.07	1,994,297	$5.54

The stock options are valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. Expected volatility is based upon the historical volatility of our common stock. The fair value of stock option grants during the years ended December 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	December 31, 2010	December 31, 2009
Expected volatility	104.0% – 109.0%	95.8% - 115.1%
Weighted-average volatility	105.1%	105.3%
Expected dividends	0.0%	0.0%
Expected life	3.5 years	3.3 years
Risk-free interest rate	0.0% - 1.7%	1.3% - 3.5%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.57 and $1.00 for stock options granted during each of the years ended December 31, 2010 and 2009, respectively. The weighted-average fair value per share of the stock options vested during each of the years ended December 31, 2010 and 2009 was $0.40 and $3.59, respectively. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and the options exercisable as of December 31, 2010 was 3.5 years and 2.4 years, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2010 was zero.

ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2010 and 2009, there was approximately $1.3 million and $2.3 million of unrecognized stock-based compensation expense associated with stock options granted, respectively. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 2.0 years. ASC 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for years ended December 31, 2010 and 2009, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

Options outstanding at December 31, 2010 are summarized as follows:

	Options Outstanding and Exercisable			Vested Options
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.51 - $0.87	1,701,500	4.5	$0.82	62,500	$0.80
$1.00 - $1.33	667,000	3.6	$1.10	240,668	$1.11
$1.85 - $2.71	704,000	3.1	$1.86	238,003	$1.87
$4.36 - $6.27	526,000	1.7	$4.95	517,667	$4.95
$6.30 - $8.02	400,597	1.8	$6.51	400,597	$6.16
$0.51 - $8.02	3,999,097	3.5	$2.16	1,459,435	$4.07

14. Stock Warrants

During March 2009, in connection with the March 2009 Offering as described above in Note 12, we issued three series of warrants (Series E, F and G) to purchase shares of our common stock.

We issued Series E Warrants to purchase 1,339,285 shares of common stock at an exercise price of $1.34 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of December 31, 2010, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions:  risk-free interest rate of 1.0%, an expected life of 3.2 years; an expected volatility factor of 104.3% and a dividend yield of 0.0%. The fair value of the warrants decreased to $286,000 as of December 31, 2010 and we recognized a $2.0 million favorable non-cash adjustment from the change in fair value of these warrants for the twelve months ended December 31, 2010.

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

On October 7, 2010, we entered into a Securities Purchase Agreement and issued Series J Warrants to purchase 1,600,000 shares of common stock at an exercise price of $0.61 per share (the “Series J Warrants”). The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.54%, an expected life of 4.1 years; an expected volatility factor of 103.7% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $694,000. Under the Securities Purchase Agreement, we agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants was reduced to $0.61 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant is not exercisable until the six month anniversary of the closing under the Securities Purchase Agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 1,358,696 shares of WS common stock.

The following table summarizes the Warrant activity for the years ended December 31, 2010 and 2009:

	Number of Warrants	Weighted-Average Price
Outstanding at January 1, 2009	1,614,655	$7.80
Granted	5,975,685	1.19
Warrants with price reset feature (1)	(588,010)	(3.83)
Adjusted warrants after reset (1)	2,618,943	0.86
Exercised	(3,655,121)	(1.11)
Cancelled/expired	(540,000)	(1.12)
Outstanding at December 31, 2009	5,426,152	$2.78
Granted	3,108,696	0.60
Exercised	(1,072,076)	(0.86)
Cancelled/expired	(1,446,825)	(1.39)
Outstanding at December 31, 2010	6,015,947	$2.33

1.
Warrants originally issued in March 2007 and June 2007 for the purchase of 588,010 shares of our common stock at a weighted-average exercise price of $3.83 per share, were subject to an adjustment triggered by our equity offering in March 2009, such that they became exercisable for an aggregate of 2,618,943 shares of our common stock at an exercise price of $0.86 per share.

See Note 21 for a discussion of an equity financing transaction subsequent to December 31, 2010.

15. Fair Value Measurement

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows for the years ended December 31, 2010 and 2009 (unaudited):

Assets	Level 1	Level 2	Level 3	December 31, 2010
Fair value of cash equivalents	$—	$1,000,323	$—	$1,000,323
Total	$—	$1,000,323	$—	$1,000,323

Liabilities	Level 1	Level 2	Level 3	December 31, 2010
Fair value of common stock warrants	$—	$—	$285,673	$285,673
Accrued rent related to office closures	—	—	209,654	209,654
Total	$—	$—	$495,327	$495,327

Assets	Level 1	Level 2	Level 3	December 31, 2009
Fair value of cash equivalents	$—	$4,615,227	$—	$4,615,227
Total	$—	$4,615,227	$—	$4,615,227

Liabilities	Level 1	Level 2	Level 3	December 31, 2009
Fair value of common stock warrants	$—	$—	$2,536,402	$2,536,402
Accrued rent related to office closures	—	—	107,110	107,110
Total	$—	$—	$2,643,512	$2,643,512

Cash equivalents represent the fair value of our investment in a money market account as of December 31, 2010. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 15. The accrued rent relates to non-cash charges for the closures of our Anaheim, Clovis, and San Diego, California, and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.0 to 1.2%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2010:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance	$107,110	$2,536,402	$2,643,512
Total realized and unrealized gains or losses	760	(2,039,135)	(2,038,375)
Purchases, sales, repayments, settlements and issuances, net	(134,481)	(211,594)	(346,075)
Net transfers in and/or (out) of level 3	236,265	—	236,265
Ending balance	$209,654	$285,673	$495,327

*     Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

During the years ended December 31, 2010 and 2009, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31, 2010	December 31, 2009
Tax at Federal statutory rate	$(2,187,000)	$(5,386,000)
State taxes, net of Federal benefit	(444,000)	(652,000)
Research credits	41,000	(69,000)
Fair Market Value of Warrants	(693,000)	846,000
Stock Based Compensation	170,000	1,082,000
Other permanent items	6,000	7,000
Valuation allowance	3,107,000	4,172,000
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss and credit carryforwards	$22,237,000	$16,776,000
Stock-based compensation	1,004,000	589,000
Accruals	997,000	1,360,000
Basis difference for fixed assets and intangibles	247,000	151,000
Total gross deferred tax assets	24,485,000	18,876,000
Valuation allowance	(24,485,000)	(18,876,000)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. At December 31, 2010, we had useable net operating loss carryforwards of approximately $55.4 million for federal and $53.2 million for state income tax purposes available to offset future taxable income expiring through 2030 and 2031, respectively. The net change in the valuation allowance was an increase of approximately $5.6 million and $4.2 million during each of the years ended December 31, 2010 and 2009, respectively, due primarily to current year losses. We also have federal and state research and development credits of approximately $200,000 each. The federal credits expire through 2030 and the state credits have no expiration.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income, which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not concluded our analysis of Section 382 through December 31, 2010 but believe that these provisions will not limit the availability of losses to offset future income. We are subject to examination for Federal tax returns for tax years 2007 through 2010 and we are subject to examination for state tax returns for tax years 2006 through 2010.

17. Commitments and Contingencies

On March 31, 2010, a U.S. Federal Customs Headquarters ruling (Headquarters Ruling) revoked the U.S. Federal Custom Agency ruling from the New York office (NY Ruling) made on January 9, 2009 imposing a 2.5% tariff on the solar module imports of one U.S. based solar company. The tariff classification ordered in the NY Ruling was different than the one historically used in the solar industry for module imports. The Headquarters Ruling determined that solar modules should be treated as duty free consistent with historical practice. After the NY Ruling we had reserved $124,000 under accrued liabilities in our condensed consolidated balance sheet as of December 31, 2009. As a result of this ruling, we reversed the $124,000 accrual in the three months ended March 31, 2010, and as of December 30, 2010, we had no remaining liability.

Non-Cancelable Operating Leases

The operating lease for our Campbell, California corporate office facility expires on December 31, 2012 and the lease on our San Jose, California warehouse facility expires on December 14, 2012. Total rent expense amounted to approximately $530,000 and $830,000 for the years ended December 31, 2010 and 2009, respectively. Total rent expense for the year ended December 31, 2010 included approximately $135,000 in accelerated rent expense relating to our discontinued installation operations in September 2010 and our exit from the Denver, Colorado market in March 2009. During the year ended December 31, 2010, we took a non-cash charge of approximately $236,000 for future lease payments for office space in Anaheim, Clovis, Palm Springs and San Diego, California. During the year ended December 31, 2008, we took a non-cash charge of approximately $201,000 for future lease payments for office space in Bakersfield, Manteca and a warehouse location. We do not occupy the Anaheim, Bakersfield, Clovis, Manteca, Palm Springs and San Diego locations as a result of the discontinuation of our installation operations. Future minimum lease payments on operating leases at December 31, 2010 are as follows:

2011	$349,034
2012	287,595
2013	8,700
2014	—
2015	—
Thereafter	—
Total minimum lease payments	$645,329

Litigation

On May 18, 2009, we and certain of our officers were named in a putative class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. On October 22, 2010, plaintiffs moved the court to certify themselves as a class, a procedure required in order for plaintiffs to move forward with their case as a class action. On November 15, 2010, lead plaintiff Sharon Hodges filed a motion to withdraw as a representative plaintiff in the Class Action. Ms. Hodges was one of three court-appointed co-lead plaintiffs in the Class Action. The remaining two lead plaintiffs filed a corrected motion seeking class certification on November 15, 2010. On December 13, 2010, we filed an opposition to plaintiffs’ motion for class certification and against the appointment of the remaining lead plaintiffs as class representatives. The hearing on the motion for class certification is currently scheduled for February 28, 2011. If our motion is successful, plaintiffs will not be able to proceed with their class action against the Company. Discovery is also currently ongoing with a court imposed cut-off date of August 1, 2011. We believe that the claims in this case are entirely without merit and we are defending the case vigorously. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance. On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit. A hearing on this motion is currently scheduled for March 4, 2011. If the court grants the demurrer with prejudice, the derivative complaints brought against the Company and its officers will be dismissed. On September 17, 2010, we filed a motion to dismiss or in the alternative stay the District Court case in favor of the prior-filed and substantially similar derivative action pending in the Superior Court in order to reduce the derivative actions pleading the same claims based on the same facts to one case in one court. On December 10, 2010, the court granted this motion, dismissing plaintiff’s claim under Section 14(a) of the Securities Exchange Act of 1934 and staying the remainder of the action. We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. in the United States District Court Northern District of California San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (our Andalay patent). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in our Andalay patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay patent re-examined. On March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part, and the case is currently stayed during this process. Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and the fact that a request is granted does not indicate the likely disposition of the re-examination. The USPTO has ruled that certain portions of the Andalay patent being re-examined remain valid over all of the challenges submitted by defendants, including some portions of the patent we are asserting in the Zep litigation. Based on the USPTO decision, a reduced number of claims remain at issue in the re-examination, and even if defendant’s re-examination request is ultimately successful with respect to the remaining portions of the Andalay patent, we would still have a patent which could be enforced against defendants. We are continuing to aggressively pursue this case.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Concentration of Risk in Customer and Supplier Relationships

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2010 and 2009, there was approximately $1.0 million and $5.5 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000 in 2010 and 2009.

During the year ended December 31, 2010, our three largest customers together accounted for 54.9% of our net revenue. In each of those periods, our top three customers each accounted for more than 10% of our total net revenue. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase. We believe that our commercial relationship with each of those suppliers is good. Although we had a significant amount of inventory on hand as of December 31, 2010, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors during the years ended December 31, 2010 and 2009, respectively, accounted for approximately 57.3% and 52.0% of materials purchases during 2010 and 2009. At December 31, 2010, accounts payable included amounts owed to the top three vendors of approximately $1.1 million. At December 31, 2009, accounts payable included amounts owed to the 2009 top three vendors of approximately $3.4 million.

19. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved the 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. We do not make matching employee deferrals.

20. Quarterly Information (unaudited)

The following table sets forth our unaudited quarterly summary consolidated statements of operations for each of the quarters for the years ended December 31, 2010 and 2009. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and related notes. These operating results may not be indicative of results to be expected for any future period.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Net revenue	$729,375	$2,225,052	$2,142,229	$3,556,734
Cost of goods sold	614,196	1,883,077	1,827,931	3,078,433
Gross profit	115,179	341,975	314,298	478,301
Operating expenses
Sales and marketing	164,849	272,914	267,847	476,834
General and administrative	2,559,087	2,151,557	2,321,830	1,503,713
Total operating expenses	2,723,936	2,424,471	2,589,677	1,980,547
Loss from operations	(2,608,757)	(2,082,496)	(2,275,379)	(1,502,246)
Other income (expense)
Interest income (expense), net	9,122	(3,987)	(5,059)	(4,714)
Adjustment to the fair value of common stock warrants	883,523	911,379	81,857	162,377
Total other income (expense)	892,645	907,392	76,798	157,663
Loss before provision for income taxes and discontinued operations	(1,716,112)	(1,175,104)	(2,198,581)	(1,344,583)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(1,716,112)	(1,175,104)	(2,198,581)	(1,344,583)
Loss from discontinued operations, net of tax	(719,324)	(1,278,317)	(3,996,971)	(495,086)
Net loss	$(2,435,436)	$(2,453,421)	$(6,195,552)	$(1,839,669)

Loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.05)	$(0.03)	$(0.05)	$(0.03)

Loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.02)	$(0.03)	$(0.10)	$(0.01)

Net loss per common and common equivalent share (basic and diluted)	$(0.07)	$(0.06)	$(0.15)	$(0.04)

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2009
Net revenue	$—	$202,356	$402,117	$1,387,788
Cost of goods sold	—	178,650	361,024	1,157,934
Gross profit	—	23,706	41,093	229,854
Operating expenses
Sales and marketing	15,210	44,304	57,994	171,123
General and administrative	2,226,974	1,681,881	2,369,583	2,104,558
Total operating expenses	2,242,184	1,726,185	2,427,577	2,275,681
Loss from operations	(2,242,184)	(1,702,479)	(2,386,484)	(2,045,827)
Other income (expense)
Interest income (expense), net	(76,541)	16,239	13,945	12,004
Adjustment to the fair value of common stock warrants	(1,541,764)	(1,536,755)	758,352	(168,036)
Total other income (expense)	(1,618,305)	(1,520,516)	772,297	(156,032)
Loss before provision for income taxes and discontinued operations	(3,860,489)	(3,222,995)	(1,614,187)	(2,201,859)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(3,860,489)	(3,222,995)	(1,614,187)	(2,201,859)
Loss from discontinued operations, net of tax	(1,218,735)	(1,462,706)	(790,023)	(1,473,866)
Net loss	$(5,079,224)	$(4,685,701)	$(2,404,210)	$(3,675,725)

Loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.13)	$(0.10)	$(0.05)	$(0.06)

Loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.04)	$(0.04)	$(0.02)	$(0.04)

Net loss per common and common equivalent share (basic and diluted)	$(0.17)	$(0.14)	$(0.07)	$(0.11)

NOTE:  As a result of the exit from the installation business on September 7, 2010, and in accordance with generally accepted accounting principles, the installation business operation has been reclassified to discontinued operations. Amounts for the prior periods have been reclassified to conform to this presentation.

21. Subsequent Events

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivable. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at anytime by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we shall immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. A processing fee of 0.5% on the gross financed receivable amount will be charged at each advance and a facility fee equal to 1.0% ($15,000) of the gross credit facility amount was paid at closing, which fee will accrue annually thereafter.

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 2,000 shares of common stock at an initial conversion price of $0.45 per share, subject to future adjustment for various events, and (ii) warrants to purchase 1,700 shares of common stock at an initial exercise price of $0.60 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000. The Securities Purchase Agreement also includes standstill provisions under which we agree not to engage in other stock issuances for specified periods of time, and rights of participation under which the purchasers have rights to participate in future debt and equity offerings of our securities. The Certificate of Designation to create the Series B Preferred includes certain negative covenants regarding indebtedness and other matters, and includes provisions under which the holders of the Series B Preferred are entitled to demand redemption for cash upon specified triggering events. The Series B Preferred bears dividends at the rate 4% per year for the first year, and 8% per year thereafter, payable in stock or in cash at our election, subject to certain restrictions.

In connection with the sale of the Securities under the Securities Purchase Agreement, we entered into a registration rights agreement with the purchasers (the “Registration Rights Agreement”). The Registration Rights Agreement requires that we file a registration statement, not later than March 21, 2011, registering for resale the shares of common stock issued and issuable to the purchasers upon conversion of the Series B Preferred and the shares then issuable upon exercise of the Series K Warrants, and to cause the registration statement to be declared effective on or prior to the 90th day after the closing (or the 120th day, if the registration statement is reviewed by the SEC). Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statement until all securities registered thereunder are sold or otherwise can be sold pursuant to Rule 144, without restriction. We are required to pay to each investor an amount in cash each month, as partial liquidated damages, equal to 1.5% of the aggregate purchase price paid by such purchaser in the event of failure (i) to file the registration statement or (ii) to cause the registration statement to be declared effective, in each case by the date described in the Registration Rights Agreement, for so long as such failure continues.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended December 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control. Based on our evaluation under the framework in Internal Control, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Part III under Item 10 will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by Part III under Item 11 will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Information required by Part III under Item 12 will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions; and Director Independence.

Information required by Part III under Item 13 will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information required by Part III under Item 14 will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after December 31, 2010, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our Current Report on Form 10-Q filed on July 30, 2010)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.3	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

4.4	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.5	Certificate of Designation with respect to Series A Preferred Stock, as filed on March 3, 2009 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2009)

4.6	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)

4.7	Form of Series I Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 17, 2010)

4.8	Form of Series J Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 8, 2010)

4.9		Form of Series K Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2011)

4.10
Certificate of Designation with respect to Series B Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.1	‡	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7		Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.8	‡	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

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

10.18	‡	Third Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.19
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.20
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.21
Master Assignment and Assumption Agreement by and among Akeena Solar, Inc., Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.22
Supply and Warranty Agreement by and between Akeena Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.23	*	Business Financing Agreement by and among Akeena Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011.

10.24
Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among Akeena Solar, Inc. and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26	*	Supply agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009.

10.27	*	License Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

10.28	*	Trade Name Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Accounting Firm Burr Pilger Mayer Inc.

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

* filed herewith
‡ management compensation agreement or plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

AKEENA SOLAR, INC.

/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 28, 2011.

Signature	Title

/s/ Barry Cinnamon	Chief Executive Officer and Director
Barry Cinnamon	(Principal Executive Officer)

/s/ Margaret R. Randazzo	Chief Financial Officer
Margaret R. Randazzo	(Principal Financial and Accounting Officer)

/s/ Edward L. Bernstein	Director
Edward L. Bernstein

/s/ Gary Effren	Director
Gary Effren

/s/ Ron Kenedi	Director
Ron Kenedi

/s/ Ed Roffman	Director
Ed Roffman

/s/ Jon Witkin	Director
Jon Witkin

Exhibit Index

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Akeena Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the August 2006 8-K)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our Current Report on Form 10-Q filed on July 30, 2010)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the March 8, 2007 8-K)

4.3	Form of Warrant to Purchase Common Stock, dated November 2007 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated November 1, 2007)

4.4	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.5	Certificate of Designation with respect to Series A Preferred Stock, as filed on March 3, 2009 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 4, 2009)

4.6	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)

4.7	Form of Series I Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 17, 2010)

4.8	Form of Series J Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 8, 2010)

4.9	Form of Series K Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2011)

4.10
Certificate of Designation with respect to Series B Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.1	‡	Akeena Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	Akeena Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7		Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.8	‡	Second Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

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

10.18	‡	Third Amendment to the Akeena Solar, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.19
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.20
Stock Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.21
Master Assignment and Assumption Agreement by and among Akeena Solar, Inc., Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.22
Supply and Warranty Agreement by and between Akeena Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.23	*	Business Financing Agreement by and among Akeena Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011.

10.24
Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among Akeena Solar, Inc. and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26	*	Supply agreement between Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009.

10.27	*	License Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

10.28	*	Trade Name Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Accounting Firm Burr Pilger Mayer Inc.

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

* filed herewith
‡ management compensation agreement or plan