Form 10-Q
period 2011-03-31
Westinghouse Solar, Inc.
filed 2011-05-10
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

Westinghouse Solar, Inc.
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

As of May 4, 2011, 11,608,423 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,157,095	$596,046
Restricted cash	—	540,250
Accounts receivable, net	574,810	912,588
Other receivables	24,582	15,864
Inventory, net	3,121,176	4,222,800
Prepaid expenses and other current assets, net	612,173	786,653
Assets of discontinued operations	248,420	618,204
Assets held for sale – discontinued operations	112,398	290,051
Total current assets	7,850,654	7,982,456
Property and equipment, net	293,989	334,864
Other assets, net	437,942	426,492
Long term assets of discontinued operations	221,724	21,724
Total assets	$8,804,309	$8,765,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$370,310	$1,483,180
Accrued liabilities	585,817	607,823
Accrued warranty	62,657	51,860
Common stock warrant liability	2,447,265	285,673
Credit facility	—	540,250
Capital lease obligations – current portion	3,515	—
Note payable – current portion	82,485	136,816
Liabilities of discontinued operations	1,525,936	1,623,927
Total current liabilities	5,077,985	4,729,529
Capital lease obligations, less current portion	6,916	—
Long-term liabilities of discontinued operations	55,431	87,088
Total liabilities	5,140,332	4,816,617

Commitments, contingencies and subsequent events (Notes 18 and 19)

Convertible redeemable preferred stock, $0.001 par value, 1,000,000 shares authorized; 4,000 and 0 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	1,509,649	—

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,597,194 and 11,442,438 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively (Note 1)	11,597	11,442
Additional paid-in capital	68,201,948	68,683,205
Accumulated deficit	(66,059,217)	(64,745,728)
Total stockholders’ equity	2,154,328	3,948,919
Total liabilities, convertible redeemable preferred stock and stockholders’ equity	$8,804,309	$8,765,536

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenue	$1,994,362	$729,375
Cost of goods sold	1,716,563	614,196
Gross profit	277,799	115,179
Operating expenses
Sales and marketing	346,328	164,849
General and administrative	1,678,945	2,559,087
Total operating expenses	2,025,273	2,723,936
Loss from operations	(1,747,474)	(2,608,757)
Other income (expense)
Interest income (expense), net	(22,701)	9,122
Adjustment to the fair value of common stock warrants	462,948	883,523
Total other income (expense)	440,247	892,645
Loss before provision for income taxes and discontinued operations	(1,307,227)	(1,716,112)
Provision for income taxes	—	—
Net loss from continuing operations (Note 3)	(1,307,227)	(1,716,112)
Loss from discontinued operations, net of tax	(6,262)	(719,324)
Net loss	(1,313,489)	(2,435,436)
Preferred deemed dividend	(975,460)	—
Net loss attributable to common stockholders	$(2,288,949)	$(2,435,436)

Net loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.11)	$(0.18)

Net loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.00)	$(0.08)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.20)	$(0.26)

Weighted average shares used in computing loss per common share: (basic and diluted)	11,361,726	9,027,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity
(Unaudited)

	Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2011	—	$—	11,442,438	$11,442	$68,683,205	$(64,745,728)	$3,948,919
Issuance of Series B redeemable convertible preferred stock and common stock warrants	4,000	534,189	—	—	89,010	—	—
Preferred deemed dividend	—	975,460	—	—	(975,460)	—	(975,460)
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	154,756	155	(12,453)	—	(12,298)
Stock-based compensation expense	—	—	—	—	417,646	—	417,646
Net loss	—	—	—	—	—	(1,313,489)	(1,313,489)
Balance at March 31, 2011	4,000	$1,509,649	11,597,194	$11,597	$68,201,948	$(66,059,217)	$2,154,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,313,489)	$(2,435,436)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation	64,901	32,124
Amortization of customer list, customer contracts and patents	1,463	1,236
Bad debt expense	5,000	—
Unrealized (gain) loss on fair value adjustment of common stock warrants	(462,948)	(883,523)
Non-cash stock-based compensation expense	417,646	553,028
Gains on assets held for sale	(6,374)	(28,669)
Changes in assets and liabilities:
Accounts receivable	332,778	159,278
Other receivables	(8,718)	11,345
Inventory	1,101,624	(1,306,665)
Prepaid expenses and other current assets	174,480	(169,149)
Assets of discontinued operations – short term	369,784	870,701
Other assets	(12,913)	6,999
Assets of discontinued operations – long-term	(200,000)	(6,895)
Accounts payable	(1,112,870)	(829,554)
Accrued liabilities and accrued warranty	(11,209)	323,693
Liabilities of discontinued operations	(124,230)	(162,290)
Net used in operating activities	(785,075)	(3,863,777)
Cash flows from investing activities
Acquisition of property and equipment	(13,026)	(18,140)
Proceeds from disposal of property and equipment from discontinued operations	184,027	—
Net cash provided by (used in) investing activities	171,001	(18,140)
Cash flows from financing activities
Repayment of long-term debt from discontinued operations	—	(54,315)
Repayment of notes payable	(54,332)	—
Repayment on line of credit, net	(540,250)	—
Repayments on capital lease obligations	(569)	—
Repayments on capital lease obligations from discontinued operations	(5,417)	(5,778)
Restricted cash	540,250	—
Proceeds from stock offering	3,600,000	—
Proceeds from securities purchase agreement	—	550,000
Proceeds from exercise of warrants	—	267,964
Payment of placement agent and registration fees and other direct costs	(352,261)	(6,124)
Employee taxes paid for vesting of restricted stock	(12,298)	(8,865)
Net cash provided by financing activities	3,175,123	742,882
Net increase (decrease) in cash and cash equivalents	2,561,049	(3,139,035)
Cash and cash equivalents
Beginning of period	596,046	5,804,458
End of period	$3,157,095	$2,665,423
Supplemental cash flows disclosures:
Cash paid during the period for interest	$6,456	$142,857
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$2,713,550	$—
Conversion of common stock warrant liability upon exercise of warrants	$—	$89,398
Preferred deemed dividend	$975,460	$—
Property and equipment acquired through capital lease	$11,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2010 and 2009 appearing in our Form 10-K. The March 31, 2011 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Reclassifications

Discontinued Operations

In September 2010, we announced we were exiting the installation business and reclassifying the installation business segment as discontinued operations. (See Note 3. Discontinued Operations). As a result, certain line items in our condensed consolidated balance sheets, consolidated statements of operations and our consolidated statements of cash flows have been reclassified to conform to the current presentation.

Reverse Stock Split

On April 6, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of 1-for-4. The reverse stock split was effective at the close of business on April 13, 2011. All historical share and per share amounts have been adjusted to reflect the reverse stock split.  Our par value was not changed by the reverse stock split.

Description of Business

The Company was incorporated as Akeena Solar, Inc. in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, we reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, we entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business. We launched the distribution of our solar power systems in the second quarter of 2009.

On May 17, 2010, we entered into an exclusive worldwide agreement to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market.

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

At the Annual Meeting of Stockholders held on March 31, 2011, our stockholders approved an amendment to our Certificate of Incorporation to, among other things, formally change the name of the company from "Akeena Solar, Inc." to "Westinghouse Solar, Inc.". The name change became effective on April 6, 2011.

Our Corporate headquarters is located at 1475 S. Bascom Ave., Suite 101, Campbell, CA 95008. Our telephone number is (408) 402-9400.  Additional information about Westinghouse Solar is available on our website at http://www.westinghousesolar.com. The information on our web site is not incorporated herein by reference.

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

On September 7, 2010, we announced that we were exiting the solar panel installation business. The exit from the installation business was essentially completed by the end of 2010. The exit from the installation business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360.

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $63,000 at March 31, 2011 and $52,000 at December 31, 2010, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	March 31, 2011 (Unaudited)	December 31, 2010
Beginning accrued warranty balance (January 1)	$51,860	$8,404
Reduction for labor payments and claims made under the warranty	—	—
Accruals related to warranties issued during the period	10,797	43,456
Ending accrued warranty balance	$62,657	$51,860

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.2 million at March 31, 2011 and December 31, 2010 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 14 years as of March 31, 2011, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Common Stock Warrant Liabilities

In March 2009 and February 2011 we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the warrant agreements related to these two offerings contained a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. In addition, the terms of the warrant agreement related to the February 2011 offering contain a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period-end.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than did the previous guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations (ASU 2010-29). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for any acquisitions occurring on or after the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

3. Discontinued Operations

On September 7, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. As a result of the decision to exit the California installation business, we recorded a restructuring charge totaling approximately $2.6 million for the quarter ended September 30, 2010, the majority of which consisted of non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $809,000 related to headcount reductions, which was paid in shares of our common stock, (ii) inventory write downs of $698,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $239,000.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at March 31,2011 and December 31, 2010, and consist of the following:

Assets of discontinued operations:	March 31, 2011 (unaudited)	December 31, 2010
Accounts receivable and other receivables	$209,064	$501,454
Prepaid expenses and other current assets	34,415	69,207
Other assets	4,941	47,543
Total current assets of discontinued operations	248,420	618,204
Security deposits on operating leases	21,724	21,724
Security deposit – escrow account for installation jobs	200,000	—
Total assets of discontinued operations	$470,144	$639,928

Liabilities of discontinued operations:	March 31, 2011 (unaudited)	December 31, 2010
Accounts payable	$106,198	$130,282
Customer rebate payable	12,686	19,200
Accrued liabilities	123,563	131,139
Accrued warranty	1,231,966	1,246,594
Deferred revenue	50,520	93,751
Current portion of capital lease obligations	1,003	2,961
Total current liabilities	1,525,936	1,623,927

Capital lease obligations, less current portion	3,344	4,803
Other long-term liabilities	52,087	82,285
Total discontinued operations liabilities	$1,581,367	$1,711,015

We entered into a Supply and Warranty Agreement and Master Assignment Agreement Real Goods Solar, Inc. (Real Goods), pursuant to which Real Goods has agreed to perform certain warranty work.  The terms of the agreement provide that an escrow account be established as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for this warranty work.  In March 2011, the company entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow account. The amount is reflected in long-term assets of discontinued operations in the balance sheet.  The escrow deposit will be released to the company in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement.

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, and consist of the following:

Assets held for sale:	March 31, 2011 (unaudited)	December 31, 2010
Inventory	$109,560	$253,370
Office equipment	—	2,869
Furniture and fixtures	—	15,085
Vehicles	2,838	18,727
	$112,398	$290,051

4. Accounts Receivable

Accounts receivable consists of the following:
	March 31, 2011 (Unaudited)	December 31, 2010
Trade accounts	$584,810	$917,588
Less: Allowance for bad debts	(10,000)	(5,000)
	$574,810	$912,588

5. Inventory

Inventory consists of the following:
	March 31, 2011 (Unaudited)	December 31, 2010
Work in process	$393,061	$591,463
Finished goods	2,728,115	3,631,337
	$3,121,176	$4,222,800

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	March 31, 2011 (Unaudited)	December 31, 2010
Office equipment	$513,862	$513,862
Leasehold improvements	161,433	148,407
Vehicles	41,226	30,226
	716,521	692,495
Less: Accumulated depreciation and amortization	(422,532)	(357,631)
	$293,989	$334,864

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $65,000 and $32,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	March 31, 2011 (Unaudited)	December 31, 2010
Accrued salaries, wages, benefits and bonus	$114,319	$168,616
Sales tax payable	6,907	21,823
Accrued interest	16,964	—
Accrued accounting and legal fees	101,783	92,390
Allowance for returns	294,401	294,590
Other accrued liabilities	51,443	30,404
	$585,817	$607,823

8. Credit Facility

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which had a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. In connection with the 2011 Credit Facility with Bridge Bank (as described below), our Cash Collateral Account with Comerica Bank was terminated in February 2011. As of March 31, 2011, there was no balance owed under the 2009 Bank Facility.

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding.  The 2011 Credit Facility is secured by substantially all of our assets.  As of March 31, 2011, there was nothing borrowed under the 2011 Credit Facility.

9. Stockholders’ Equity

On May 17, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 679,348 shares of common stock at a price of $3.68 per share and Series I Warrants to purchase up to 339,677 shares of common stock (50% of the number of shares of common stock initially issued) at an exercise price of $4.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The aggregate purchase price for the Securities was $2,500,000. Under the securities purchase agreement, we also agreed to amend our then outstanding Series H Warrants to extend the term until December 1, 2011. The outstanding Series H Warrants were issued on June 1, 2009, and were due to expire on June 1, 2010. The remaining outstanding Series H Warrants represent the right to purchase up to an aggregate of 156,250 shares of common stock at an exercise price of $5.36 per share.

On October 7, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 1,000,000 shares of common stock at a price of $2.20 per share, along with the sale of Series J Warrants to purchase up to 400,001 shares of common stock (40% of the number of shares of common stock initially issued) at an exercise price of $2.44 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $2,200,000. Under the securities purchase agreement, we agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants is reduced from $4.40 per share to $2.44 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant is not exercisable until the six month anniversary of the closing under the securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 339,677 shares of common stock.

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. See Note 10 for a discussion of the sale of units.

On March 25, 2011, we entered into a Supply Agreement with Light Way Green New Energy Co., Ltd ("Lightway"). Lightway is a leading international vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway will provide an additional source of supply for our proprietary Westinghouse solar panels. In consideration of the new contract manufacturing arrangement, we have agreed to issue to Lightway a number of shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. As of March 31, 2011, no shares had been issued pursuant to the agreement. The issued shares will vest ratably on a monthly basis over a one year period beginning on the date of first shipment, and will be subject to forfeiture in the event of termination of the Supply Agreement by either party.

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) Series K warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000, less $352,000 in direct issuance costs.

The Securities Purchase Agreement also includes standstill provisions under which we agree not to engage in other stock issuances for specified periods of time, and rights of participation under which the purchasers have rights to participate in future debt and equity offerings of our securities. The Certificate of Designation to create the Series B Preferred includes certain negative covenants regarding indebtedness and other matters, and includes provisions under which the holders of the Series B Preferred are entitled to demand redemption for cash upon specified triggering events. The Series B Preferred is redeemable outside our control, therefore it is classified outside permanent equity. The Series B Preferred bears dividends at the rate 4% per year for the first year, and 8% per year thereafter, payable in stock or in cash at our election, subject to certain restrictions.

In connection with the sale of the Securities under the Securities Purchase Agreement, we entered into a registration rights agreement with the purchasers (the “Registration Rights Agreement”). In accordance with the Registration Rights Agreement, we filed a registration statement, on March 18, 2011, to register for resale the shares of common stock issued and issuable to the purchasers upon conversion of the Series B Preferred and the shares then issuable upon exercise of the Series K warrants.  The registration statement is under review by the SEC and has not yet been declared effective. Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statement until all securities registered thereunder are sold or otherwise can be sold pursuant to Rule 144, without restriction. We are required to pay to each investor an amount in cash each month, as partial liquidated damages, equal to 1.5% of the aggregate purchase price paid by such purchaser in the event of failure (i) to file the registration statement or (ii) to cause the registration statement to be declared effective, in each case by the date described in the Registration Rights Agreement, for so long as such failure continues.

On the date of issuance, we recorded the fair value of the warrants of $2.6 million  as "Common stock warrant liability" with the residual value of $975,460 allocated to "Convertible redeemable preferred stock." We used the Black-Scholes model to value the Series K warrants. For purposes of calculating the fair value of the warrants we used a risk free rate of return of 1.4%, an expected life of 4.1 years and a volatility percentage of 103.2%. We also recorded the beneficial conversion feature of $975,460 as a preferred deemed dividend. The amount of beneficial conversion feature was limited to the amount of proceeds allocated to the instrument. In addition, direct fund raising costs, including $352,261 and 60,000 warrants issued to the placement agent, valued at $89,010, were deducted from the proceeds raised.
See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 2,326,092 shares available for issuance under the Stock Plan as of March 31, 2011.

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on restricted stock grants generally expires at a rate of 25% per year over four years, unless decided otherwise by our Compensation Committee. Options to purchase common stock generally vest and become exercisable as to one-third of the total amount of shares subject to the option on each of the first, second and third anniversaries from the date of grant. Options to purchase common stock generally have a 5-year term.

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

We recognized stock-based compensation expense of approximately $418,000 and $469,000 during the three months ended March 31, 2011 and 2010, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2011:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2011	101,446	$7.43
Granted	166,332	$2.11
Forfeited/cancelled	(6,606)	$4.83
Released/vested	(36,096)	$7.24
Outstanding and not vested at March 31, 2011	225,079	$3.61

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2011 and December 31, 2010, there was approximately $723,000 and $682,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended March 31, 2011 was approximately $76,000. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2011, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2011:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2011	999,775	$8.66
Granted	272,209	$2.14
Forfeited/cancelled/expired	(132,166)	$4.49
Exercised	—	$-
Outstanding at March 31, 2011	1,139,818	$7.58
Exercisable at March 31, 2011	472,030	$13.74

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the three months ended March 31, 2011 and 2010 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Weighted-average volatility	103.1%	109.0%
Expected dividends	0.0%	0.0%
Expected life	3.0 years	3.0 years
Weighted-average risk-free interest rate	1.2%	1.4%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.34 for the stock options to purchase 272,209 shares of common stock granted during the three months ended March 31, 2011. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of March 31, 2011 and December 31, 2010, was 2.5 years and 3.5 years, respectively. The total estimated fair value of stock options vested during the three months ended March 31, 2011 was approximately $332,000. The aggregate intrinsic value of stock options outstanding as of March 31, 2011 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2011 and December 31, 2010, there was approximately $1.1 million and $1.3 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 2.3 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2011, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants

During March 2009, in connection with an equity financing, we issued We issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of March 31, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.8%, an expected life of 2.9 years; an expected volatility factor of 102.2% and a dividend yield of 0.0%. The fair value of the warrants decreased to $267,000 as of March 31, 2011 and we recognized a $19,000 favorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2011.

On June 1, 2009, we entered into an amendment agreement (the “Amendment Agreement”) with investors who had previously acquired Series G Warrants. Pursuant to the Amendment Agreement, the investors purchased 156,250 shares of our common stock through the exercise of a portion of their Series G Warrants, with gross proceeds to us of $700,000. In conjunction with that exercise, we issued new Series H Warrants to purchase up to an aggregate of 156,250 shares of Common Stock at a strike price of $5.36 per share. The Series H Warrants became exercisable on December 1, 2009 and had a term of nine months from the day they first become exercisable. In conjunction with the May 17, 2010 transaction discussed below, the expiration date for the Series H Warrants was extended.

On May 17, 2010, we entered into a Securities Purchase Agreement and issued Series I Warrants to purchase 339,677 shares of common stock at an exercise price of $4.40 per share (the “Series I Warrants”). The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.28%, an expected life of 4.1 years; an expected volatility factor of 107% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $950,000. Under the May 17, 2010 Securities Purchase Agreement, we also agreed to extend the term of the remainder of our outstanding Series H Warrants until December 1, 2011. The estimated value assigned to the extension of these warrants was approximately $210,000.

On October 7, 2010, we entered into a securities purchase agreement and issued Series J Warrants to purchase 400,001 shares of common stock at an exercise price of $2.44 per share (the “Series J Warrants”). The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.54%, an expected life of 4.1 years; an expected volatility factor of 103.7% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $694,000, which was allocated to additional paid in capital. Under the securities purchase agreement, we also agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants was reduced to $2.44 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant is not exercisable until the six month anniversary of the closing under the securities Purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 339,677 shares of our common stock.

On February 17, 2011, we entered into a securities purchase agreement and issued Series K Warrants (the “Series K Warrants”) to purchase up to 1,700,002 shares of common stock at an exercise price of $2.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The warrants contained a provision that calls for a decrease in the exercise price in the event of a future financing at a lower price ("downward protection"). Such instruments containing round down protection are not indexed to its own stock, and thus are considered derivative instruments accounted for as a liability measured at fair value. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $2.6 million, of which $2.6 million was reflected as common stock warrant liability with an offset to preferred stock as of the offering close date. As of March 31, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The fair value of the warrants decreased to $2.2 million as of March 31, 2011 and we recognized a $444,000 favorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2011.

In connection with the February 17, 2011 securities purchase agreement, we issued as a placement agent fee to our financial advisory firm warrants to purchase 60,000 shares of common stock at an exercise price of $2.44 per share, with a term of five years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 3.8 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $89,000 which was reflected as a reduction in the net proceeds of the preferred stock with an offset to additional paid in capital as of the offering close date.

The following table summarizes the Warrant activity for the three months ending March 31, 2011:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	1,503,998	$9.32
Issued	1,760,002	$2.40
Exercised	—	$—
Cancelled/expired	—	$—
Outstanding at March 31, 2011	3,264,000	$5.59

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

On April 6, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of 1-for-4. The reverse stock split became effective at the close of business on April 13, 2011. All historical share and per share amounts have been adjusted to reflect this reverse stock split. The par value of our common stock did not change.  The following table sets forth the computation of basic and diluted net loss per share (unaudited):

	Three Months Ended March 31
	2011	2010
Basic:
Numerator:
Net loss	$(1,313,489)	$(2,435,436)
Less: Net loss allocated to participating securities	16,583	49,247
Net loss	(1,296,906)	$(2,386,189)
Preferred deemed dividend	(975,460)	—
Net loss attributable to common stockholders	$(2,272,366)	$(2,386,189)

Denominator:
Weighted-average shares outstanding	11,507,007	9,214,145
Weighted-average unvested restricted shares outstanding	(145,281)	(186,321)
Denominator for basic net loss per share	11,361,726	9,027,824

Basic net loss per share attributable to common stockholders	$(0.20)	$(0.26)

Diluted:
Numerator:
Net loss	$(1,313,489)	$(2,435,436)
Less: Net loss allocated to participating securities	16,583	49,247
Net loss	$(1,296,906)	$(2,386,189)
Preferred deemed dividend	(975,460)	—
Net loss attributable to common stockholders	$(2,272,366)	$(2,386,189)

Denominator:
Denominator for basic calculation	11,361,726	9,027,824
Weighted-average effect of dilutive stock options	—	—
Denominator for diluted net loss per share	11,361,726	9,027,824

Diluted net loss per share attributable to common stockholders	$(0.20)	$(0.26)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	March 31, 2011	December 31, 2010
Stock options outstanding	1,139,818	999,775
Unvested restricted stock	225,079	101,446
Warrants to purchase common stock	3,264,000	1,503,998
Preferred stock convertible into common stock	2,000,000	—

14. Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At March 31, 2011 and December 31, 2010, there was approximately $2.8 million and $1.0 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000.

During the three month period ended March 31, 2011, our two largest customers together accounted for 54.8% of our net revenue from continuing operations. During the three month period ended March 31, 2010, our two largest customers together accounted for 24.0% of our net revenue from continuing operations. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 37.8% and 59.5% of materials purchased during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $136,000. At December 31, 2010, accounts payable included amounts owed to the top three vendors of approximately $1.1 million.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase. We recently announced our entry into a volume supply agreement for a new generation of our solar panel products from Light Way Green New Energy Co., Ltd. We believe that our commercial relationship with each of those suppliers is good. Although we had a significant amount of inventory on hand as of March 31, 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	March 31, 2011
Fair value of cash equivalents	$2,400,135	$—	$—	$2,400,135
Total	$2,400,135	$—	$—	$2,400,135

Liabilities	Level 1	Level 2	Level 3	March 31, 2011
Fair value of common stock warrants	$—	$—	$2,447,265	$2,447,265
Accrued rent related to office closures	—	—	175,650	175,650
Total	$—	$—	$2,622,915	$2,622,915

Cash equivalents represent the fair value of our investment in a money market account as of March 31, 2011. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 12. The accrued rent relates to a non-cash charge for the closure of our Anaheim, Clovis and San Diego, California and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.0% to 1.2%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011:
	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2011	$209,654	$285,673	$495,327
Total realized and unrealized gains or losses	169	(462,948)	(462,779)
Repayment	(34,173)	—	(34,173)
Net transfers in and/or (out) of level 3	—	2,624,540	2,624,540
Ending balance – March 31, 2011	$175,650	$2,447,265	$2,622,915

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2011, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On May 18, 2009, we and certain of our officers were named in a class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. On October 22, 2010, plaintiffs moved the court to certify themselves as a class, a procedure required in order for plaintiffs to move forward with their case as a class action. On March 10, 2011, the District Court granted plaintiffs’ motion for class certification. Discovery is also currently ongoing with a court imposed cut-off date of August 1, 2011. We believe that the claims in this case are entirely without merit. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance. On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit. On April 29, 2011, the court sustained our demurrers with ten (10) days leave to amend. The court found that plaintiff lacked standing to pursue his claims as he did not allege when he purchased shares and he did not make a demand on the Board. If the plaintiff fails to cure the complaint’s defects via an amendment and the court grants the demurrer with prejudice, the derivative complaints brought against the Company and its officers will be dismissed. On September 17, 2010, we filed a motion to dismiss or in the alternative stay the District Court case in favor of the prior-filed and substantially similar derivative action pending in the Superior Court in order to reduce the derivative actions pleading the same claims based on the same facts to one case in one court. On December 10, 2010, the court granted this motion, dismissing plaintiff’s claim under Section 14(a) of the Securities Exchange Act of 1934 and staying the remainder of the action. We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. in the United States District Court for the Northern District of California, San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (Andalay Patent No. ‘800). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in Andalay Patent No. ‘800. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay Patent No. ‘800 re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of re-examination proceeding in the USPTO.  Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and on March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part.  The case is currently stayed during this process. Early in the re-examination proceeding, the USPTO ruled that certain portions of the Andalay Patent No. ‘800 being re-examined remain valid over all of the challenges submitted by defendants, including some portions of the patent we are asserting in the Zep litigation. Based on the USPTO decision, a reduced number of claims were at issue in the re-examination.  On April 4, 2011, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, confirming that certain claims of the Andalay Patent No. ‘800 have been canceled and other claims of the patent remain intact.  As a result, once the Reexamination Certificate is issued, which is expected within the next few weeks, the reexamination proceeding will be terminated, and the Andalay Patent No. ‘800 can still be enforced against defendants when the district court case recommences. On May 5, 2011, we filed a motion to lift the stay in the case since the stay had been granted pending resolution of re-examination proceeding.  We are continuing to aggressively pursue this case.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

On April 6, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to formally change the name of the Company from "Akeena Solar, Inc." to "Westinghouse Solar, Inc.", and to effect a reverse split of our common stock at a ratio of 1-for-4. The name change became effective on April 6, 2011. The reverse stock split was effective after the close of business on April 13, 2011.  All historical share and per share amounts presented in this report have been adjusted to reflect this reverse stock split as of March 31, 2011.

We have evaluated subsequent events through the date of this filing, noting no other events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended March 31, 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to the “Company,” “we,” “our,” and “us” refer to Westinghouse Solar, Inc. and its subsidiaries (“Westinghouse Solar”).

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report and in our Annual Report on Form 10-K. This discussion contains “forward-looking statements,” including but not limited to expectations regarding revenue growth, net sales, gross profit, operating expenses and performance objectives, and statements using the terms “believes,” “expects,” “will,” “could,” “plans,” “anticipates,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “should,” “may,” or the negative of these terms or similar expressions. These forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described below in Item 1A. of Part II of this Quarterly Report. Further information on potential risk factors that could affect our future business and financial results and financial condition can be found in our periodic filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update any of these forward-looking statements.

Company Overview

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). Our products are designed for use in solar power systems for residential and commercial rooftop customers. We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail home improvement outlets. We source our components (such as solar panels and inverters) from manufacturers such as Suntech Power Holdings Co. Ltd. (“Suntech”), Light Way Green New Energy Co., Ltd (“Lightway”) and Enphase Energy (“Enphase”).

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

As a result of our extensive installation experience, our team of engineers developed AC solar panels that have the racking, wiring, grounding and inverter built-in. We have received three U.S. patents and four international patents for our technology and we have 23 more U.S. and foreign patents pending.

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

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market. We formally changed our corporate name from "Akeena Solar, Inc." to "Westinghouse Solar, Inc.", effective April 6, 2011.

After the close of business on April 13, 2011, we implemented a 1-for-4 reverse stock split of our common stock.  All share numbers and per share amounts presented in this report reflect the implementation of that reverse stock split.

Our corporate headquarters is located at 1475 S. Bascom Ave., Suite 101, Campbell, CA  95008. Our telephone number is (408) 402-9400. Additional information about Westinghouse Solar is available on our website at http://www.westinghousesolar.com. The information on our web sites is not incorporated herein by reference.

Concentration of Risk in Customer and Supplier Relationships

During the three month period ended March 31, 2011, our two largest customers together accounted for 54.8% of our net revenue from continuing operations. During the three month period ended March 31, 2010, our two largest customers together accounted for 24.0% of our net revenue from continuing operations. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 37.8% and 59.5% of materials purchased during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $136,000. At December 31, 2010, accounts payable included amounts owed to the top three vendors of approximately $1.1 million.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase. We recently announced our entry into a volume supply agreement for a new generation of our solar panel products from Light Way Green New Energy Co., Ltd. We believe that our commercial relationship with each of those suppliers is good. Although we had a significant amount of inventory on hand as of March 31, 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended March 31,
	2011		2010
Net revenue	$1,994,362	100.0%	$729,375	100.0%
Cost of goods sold	1,716,563	86.1%	614,196	84.2%
Gross profit	277,799	13.9%	115,179	15.8%
Operating expenses:
Sales and marketing	346,328	17.4%	164,849	22.6%
General and administrative	1,678,945	84.2%	2,559,087	350.9%
Total operating expenses	2,025,273	101.5%	2,723,936	373.5%
Loss from operations	(1,747,474)	(87.6)%	(2,608,757)	(357.7)%
Other income (expense):
Interest income (expense), net	(22,701)	(1.1)%	9,122	1.3%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	462,948	23.2%	883,523	121.1%
Total other income (expense)	(440,247)	22.1%	892,645	122.4%
Loss before provision for income taxes	(1,307,227)	(65.5)%	(1,716,112)	(235.3)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(1,307,227)	(65.5)%	(1,716,112)	(235.3)%
Discontinued Operations
Loss from discontinued operations	(6,263)	(0.3)%	(719,324)	(98.6)%
Net loss	(1,313,489)	(65.9)%	(2,435,436)	(333.6)%
Preferred deemed dividend	(975,460)	(48.9)%	—	0.0%
Net loss attributable to common stockholders	$(2,288,949)	(111.8)%	$(2,435,436)	(333.6)%

Loss from continuing operations per common and common equivalent share (basic and diluted):	$(0.11)		$(0.18)

Loss from discontinued operations per common and common equivalent share (basic and diluted:	$(0.00)		$(0.08)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted):	$(0.20)		$(0.26)

Discontinued operations

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

Net revenue

We generate revenue from the sale of solar power systems. In the three months ended March 31, 2011 we generated $2.0 million of revenue, an increase of $1.3 million, or 173.4%, compared to $729,000 of revenue in the three months ended March 31, 2010. The increase in revenue was due to the growth of our network of distribution dealers.

Cost of goods sold

Cost of goods sold as a percent of revenue during the three months ended March 31, 2011, was 86.1% of net revenue compared to 84.2% during the three months ended March 31, 2010. Gross profit from continuing operations for the three months ended March 31, 2011 was $278,000, or 13.9% of revenue, compared to $115,000 or 15.8% of revenue for the same period in 2010. The decrease in gross margin in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, was due to lower average selling prices and higher inventory overhead allocations in the current year, partially offset by lower panel and component cost.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2011 were $346,000, or 17.4% of net revenue as compared to $165,000, or 22.6% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the three months ended March 31, 2011, reflects higher payroll and commissions of $150,000 supporting the expansion of our distribution business and higher stock-based compensation of $26,000.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2011 were $1.7 million, or 84.2% of net revenue as compared to $2.6 million, or 350.9% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended March 31, 2011 was due primarily to reductions in payroll costs by $334,000, professional fees by $127,000, research and development costs by $125,000, travel and entertainment expense by $39,000, office supplies by $32,000, computer software and licenses by $24,000 and rent expense by $20,000.

Interest, net

During the three months ended March 31, 2011, net interest expense was approximately $23,000, an increase of $32,000 from $9,000 in interest income recorded during the same period in 2010.

Adjustment to the fair value of common stock warrants

During the three months ended March 31, 2011, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $463,000 in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the three months ended March 31, 2010, we recorded mark-to-market adjustments resulting in an $884,000 unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the three months ended March 31, 2011 and March 31, 2010, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations before preferred deemed dividend for the quarter ended March 31, 2011 was $1.3 million, or $0.11 per share, compared to a net loss from continuing operations of $1.7 million, or $0.18 per share, for the quarter ended March 31, 2010. Net loss for the quarter ended March 31, 2011 included a favorable non-cash adjustment to the fair value of common stock warrants of $463,000. Net loss for the quarter ended March 31, 2010 included a favorable non-cash adjustment of $884,000 to reflect the fair value of common stock warrants.

Loss from discontinued operations

During the quarter ended March 31, 2011, we recorded a $6,000 net loss from the discontinuance of our installation business segment, compared with a loss of $720,000 during the same period in 2009.

Preferred deemed dividend

On the date of issuance, we recorded the fair value of the warrants of $2.6 million  as "Common stock warrant liability" with the residual value of $975,460 allocated to "Convertible redeemable preferred stock." We used the Black-Scholes model to value the Series K warrants. For purposes of calculating the fair value of the warrants we used a risk free rate of return of 1.4%, an expected life of 4.1 years and a volatility percentage of 103.2%. We also recorded the beneficial conversion feature of $975,460 as a preferred deemed dividend. The amount of the beneficial conversion feature was limited to the amount of proceeds allocated to the instrument. In addition, direct fundraising costs, including $352,261 and 60,000 warrants issued to the placement agent, valued at $89,010, were deducted from the proceeds raised.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases of solar panels and microinverters, and to cover our payroll and lease expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. In September 2010, we exited our solar installation business to focus exclusively on our design and manufacturing business. The shift in our business focus significantly reduced our quarterly operating cash expenses to approximately $1.5 million per quarter. We have plans to reach breakeven cash flow from operations in 2011. In the event that our revenue or our margins are lower than anticipated, it will take us longer to reach breakeven cash flows, and further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of March 31, 2011, we had approximately $3.2 million in cash on hand. We intend to address ongoing working capital needs through continued careful management of our operations along with obtaining debt financing and raising additional equity. As an additional potential source of capital, our outstanding warrants provide the possibility for us to receive additional proceeds upon the exercise of warrants, depending on market conditions. We also have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We believe funds generated by our operations and the amounts that should be available to us through debt and equity financing are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which had a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. In connection with the 2011 Credit Facility with Bridge Bank (as described below) our Cash Collateral Account with Comerica Bank was terminated in February 2011 and no balance was owed as of March 31, 2011.

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at anytime by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding.  The 2011 Credit Facility is secured by substantially all of our assets. As of March 31, 2011, there was nothing borrowed under the 2011 Credit Facility.

Equity Financing Activity

On May 17, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 679,348 shares of common stock at a price of $3.68 per share and Series I Warrants to purchase up to 339,677 shares of common stock (50% of the number of shares of common stock initially issued) at an exercise price of $4.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The aggregate purchase price for the Securities was $2,500,000. Under the Securities Purchase Agreement, we also agreed to amend the still outstanding Series H Warrants to extend the term until December 1, 2011. The outstanding Series H Warrants were issued on June 1, 2009, and were due to expire on June 1, 2010. The remaining outstanding Series H Warrants represent the right to purchase up to an aggregate of 156,250 shares of common stock at an exercise price of $5.36 per share.

On October 7, 2010, we entered into a Securities Purchase Agreement with certain institutional accredited investors relating to the sale of 1,000,000 shares of common stock at a price of $2.20 per share, along with the sale of Series J Warrants to purchase up to 400,001 shares of common stock (40% of the number of shares of common stock initially issued) at an exercise price of $2.44 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $2,200,000. Under the Securities Purchase Agreement, we agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants is reduced from $4.40 per share to $2.44 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant is not exercisable until the six month anniversary of the closing under the Securities Purchase Agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 339,677 shares of common stock.

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock, with each such share of Series B Preferred Stock initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) Series K warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability. The aggregate purchase price for the Securities was $3,600,000.

In connection with the February 17, 2011 securities purchase agreement, we issued as a placement agent fee to our financial advisory firm warrants to purchase 60,000 shares of common stock at an exercise price of $2.44 per share, with a term of five years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 3.8 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $89,000, which was reflected as a reduction in the net proceeds of the preferred stock with an offset to additional paid in capital as of the offering close date.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of March 31, 2011, we had approximately $3.2 million in cash and cash equivalents. As of March 31, 2011, we also had approximately $750,000 in additional borrowing capacity available under our Bridge Bank 2011 Credit Facility.

Cash used in operating activities was approximately $785,000 for the three months ended March 31, 2011. Excluding non-cash items of $463,000 of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $418,000, cash used in operating activities was primarily from a $1.1 million decrease in accounts payable, offset by a $1.1 million decrease in inventory, a decrease of $370,000 decrease in assets held for sale and a $333,000 decrease in accounts receivable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash flows used in operating activities were approximately $3.9 million for the three months ended March 31, 2010. Excluding non-cash items of $884,000 of unrealized gain on the fair value adjustment for common stock warrants and $553,000 of stock-based compensation expense, cash used in operating activities was primarily due to a $1.3 million increase in inventory and a decrease of $830,000 in accounts payable, partially offset by a decrease of $871,000 in assets of discontinued operations and a $324,000 increase in accrued liabilities and accrued warranty. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by investing activities was $171,000 for the three months ended March 31, 2011, primarily due to $184,000 in proceeds from disposal of property and equipment from discontinued operations, partially offset by $13,000 in acquisitions of property and equipment. Cash used in investing activities was $18,000 for the three months ended March 31, 2010, primarily for the acquisition of property and equipment.

Cash provided by financing activities was approximately $3.2 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we received proceeds of $3.2 million from the issuance of common stock, net of $352,000 in fees, primarily related to the issuance of common stock. Cash provided by financing activities was approximately $743,000 for the three months ended March 31, 2010, primarily from $550,000 in proceeds from the issuance of common shares pursuant to our stock offering and $268,000 in proceeds from the exercise of warrants to purchase our common stock.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$556,645	$344,801	$211,844	$—	$—
Capital leases	13,735	5,076	8,659	—	—
Note payable	83,148	83,148	—	—	—
	$653,528	$433,025	$220,503	$—	$—

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2010 and 2009 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 14 years as of March 31, 2011, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Common Stock Warrant Liabilities.

In March 2009 and February 2011 we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the warrant agreements related to these two offerings contained a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. In addition, the terms of the warrant agreement related to the February 2011 offering contain a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period-end.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than did the previous guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations (ASU 2010-29). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for any acquisitions occurring on or after the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

As of March 31, 2011, there were no borrowings under our Bridge Bank 2011 Credit Facility. If we were to borrow the $750,000 maximum under the 2011 Credit Facility, interest would accrue at the rate of the Bridge Bank Prime rate plus a margin of 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended March 31, 2011.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On May 18, 2009, we and certain of our officers were named in a class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit. We moved to dismiss the complaint on February 12, 2010, for failure to state a claim for relief. On May 20, 2010, the District Court granted in part our motion to dismiss the complaint. The District Court dismissed plaintiffs' claims relating to statements made prior to the class period, including statements relating to our backlog, our Andalay product, and our supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). Due to the stage of the case, we have not had the opportunity to present any defenses to the only two remaining allegations, which relate to our December 26, 2007 disclosure of the Comerica line of credit and our January 2, 2008 announcement of the Suntech license agreement. On October 22, 2010, plaintiffs moved the court to certify themselves as a class, a procedure required in order for plaintiffs to move forward with their case as a class action. On March 10, 2011, the District Court granted plaintiffs’ motion for class certification. Discovery is also currently ongoing with a court imposed cut-off date of August 1, 2011. We believe that the claims in this case are entirely without merit. However, this matter is in the early stages and we cannot reasonably estimate an amount of potential loss, if any, at this time.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight of the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance. On July 23, 2010, we filed demurrers seeking dismissal of the case brought in Superior Court on the grounds there is no legal basis for the lawsuit. On April 29, 2011, the court sustained our demurrers with ten (10) days leave to amend. The court found that plaintiff lacked standing to pursue his claims as he did not allege when he purchased shares and he did not make a demand on the Board. If the plaintiff fails to cure the complaint’s defects via an amendment and the court grants the demurrer with prejudice, the derivative complaints brought against the Company and its officers will be dismissed. On September 17, 2010, we filed a motion to dismiss or in the alternative stay the District Court case in favor of the prior-filed and substantially similar derivative action pending in the Superior Court in order to reduce the derivative actions pleading the same claims based on the same facts to one case in one court. On December 10, 2010, the court granted this motion, dismissing plaintiff’s claim under Section 14(a) of the Securities Exchange Act of 1934 and staying the remainder of the action. We believe that the claims in these complaints are entirely without merit and we intend to continue vigorously defending these matters.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. in the United States District Court Northern District of California San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (Andalay Patent No. ‘800). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in Andalay Patent No. ‘800. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay Patent No. ‘800 re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of re-examination proceeding in the USPTO.  Over 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine, and on March 16, 2010, the USPTO granted the defendant’s patent re-examination request in part.  The case is currently stayed during this process. Early in the re-examination proceeding, the USPTO ruled that certain portions of the Andalay Patent No. ‘800 being re-examined remain valid over all of the challenges submitted by defendants, including some portions of the patent we are asserting in the Zep litigation. Based on the USPTO decision, a reduced number of claims were at issue in the re-examination.  On April 4, 2011, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, confirming that certain claims of the Andalay Patent No. ‘800 have been canceled and other claims of the patent remain intact.  As a result, once the Reexamination Certificate is issued, which is expected within the next few weeks, the reexamination proceeding will be terminated, and the Andalay Patent No. ‘800 can still be enforced against defendants when the district court case recommences. On May 5, 2011, we filed a motion to lift the stay in the case since the stay had been granted pending resolution of re-examination proceeding.  We are continuing to aggressively pursue this case.

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

The success of our exit from the solar system installation business in California in September 2010, and our shift to focus exclusively on a design and manufacturing business model will depend, in large part, on our ability to successfully expand our distribution channels to include authorized dealers in California, as well as elsewhere in North America, and to accelerate the growth of our design and manufacturing business. California is the largest state in the country for solar products, accounting for approximately 50 percent of the U.S. market, and we are only beginning to develop distribution channel partners in California.

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

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, On March 25, 2011, we entered into a supply agreement with Lightway, which will provide an additional source of supply for our proprietary Westinghouse solar panels, however we have not yet begun receiving product shipments from this new source of supply. We currently purchase all of the microinverters used in our AC solar panels from Enphase.  Although we believe that our commercial relationship with each of these suppliers is good, and although we had a significant amount of inventory on hand as of March 31, 2011, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

It is critical to the growth of our revenue that our products can be offered at competitive pricing.  We believe that we will need to reduce the unit production cost of our products over time to maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to maintain favorable supplier contracts and to increase sales volumes so we can achieve economies of scale. We cannot provide assurance that we will be able to achieve any such production cost reductions. If we fail to negotiate better terms and maintain our relationships with these suppliers or develop new supplier relationships, we may not achieve production cost reductions necessary to competitively price our products, which could adversely affect or limit our sales and growth.

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

We may have warranty obligations to Real Goods Solar, Inc. that could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed or will bring to completion as we transition out of the installation business (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within "Liabilities of Discontinued Operations" in our condensed consolidated balance sheets for March 31, 2011 and December 31, 2010, a liability of approximately $1.2 million to cover these warranty obligations. That amount is intended to cover both the WS Installations and the Assigned Installations. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly.  In March 2011, we entered into an Escrow Agreement with Real Goods and deposited the $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our condensed consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

Impairment charges could reduce our results of operations.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Goodwill and Other Intangible Assets (ASC 350), we test goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We also assess the fair value of our inventory and other tangible assets as of the end of each reporting period.  As a result of our exit from the installation business, we impaired approximately $2.0 million for inventory, equipment and other assets no longer needed in our business. We may determine that further asset impairment charges are needed in the future. Although any such impairment charge would be a non-cash expense, further impairment of our tangible or intangible assets could materially increase our expenses and reduce our results of operations.

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

Risks Relating to our Common Stock

If the trading price of our common stock falls or we fail to meet the financial requirements for continued listing, our common stock could be delisted from the NASDAQ Capital Market.

Effective after the close of business on April 13, 2011, we implemented a reverse split of our common stock at a ratio of 1-for-4. As a result of the reverse stock split, since April 14, 2011 our common stock has traded above $1 per share. We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share and a stockholders’ equity balance of $2.5 million. Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock from the NASDAQ Capital Market. A delisting from the NASDAQ Capital Market will make the trading market for our common stock less liquid, and will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

Our stockholders may be diluted by the conversion of our Series B Preferred Stock and the exercise of warrants; in the event we have a “change of control” or if we fail to comply with the terms of the Series B Preferred Stock, we may be in default and face demands for redemption and significant penalties.

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), which is initially convertible into an aggregate of 2,000,000 of our common stock at an initial conversion price of $1.80 per share, and our Series K Warrants that are initially exercisable for an aggregate of 1,700,002 shares of our common stock at an exercise price of $2.40 per share, subject to future adjustment for various events. The conversion price of the Series B Preferred is subject to adjustment downward in the event that (i) we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of the Series B Preferred, and/or (ii) the market price of our common stock at the one-year anniversary of these transaction is below the then effective conversion price of the Series B Preferred.  If these price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Series B Preferred may be subject to increase, and the exercise price of the Series K Warrants is subject to decrease.  When the investors convert or exercise these securities, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have agreed to register for resale all of the underlying shares of common stock relating to the Series B Preferred and the Series K Warrants.  Upon registration, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 4, 2011, we had 11,608,423 shares of common stock outstanding (which includes 223,972 unvested shares of restricted stock granted to our Board of Directors and our employees), 4,000 shares of Series B Preferred Stock that are initially convertible into 2,000,000 shares of common stock and we had warrants to purchase 3,264,000 shares of common stock and options to purchase 1,139,818 shares of common stock outstanding.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 16.5% of our outstanding common stock as of May 4, 2011. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We are subject to the reporting requirements of the federal securities laws, which impose additional burdens on us

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

3.3
Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on August 11, 2006 (incorporated herein by reference to Exhibit 3.3 of our Current Report on Form 8-K, filed on August 14, 2006).

3.4
Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on May 7, 2010 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q, filed on July 30, 2010).

3.5	*	Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011.

4.1		Form of Series K Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 17, 2011).

4.2
Certificate of Designation with respect to Series B Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011).

10.1
Form of Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchasers thereto, dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 17, 2011).

10.2
Form of Registration Rights Agreement by and among Akeena Solar, Inc. and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011).

10.3
Business Financing Agreement by and among Akeena Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011 (incorporated herein by reference to Exhibit 10.24 to our Current Report on Form 10-K filed on March 2, 2011)

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

Dated: May 9, 2011	/s/ Barry Cinnamon
Barry Cinnamon
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2011	/s/ Margaret R. Randazzo
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

3.3
Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on August 11, 2006 (incorporated herein by reference to Exhibit 3.3 of our Current Report on Form 8-K, filed on August 14, 2006).

3.4
Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on May 7, 2010 (incorporated herein by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q, filed on July 30, 2010).

3.5	*	Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011.

4.1		Form of Series K Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 17, 2011).

4.2
Certificate of Designation with respect to Series B Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011).

10.1
Form of Securities Purchase Agreement by and among Akeena Solar, Inc. and the Purchasers thereto, dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 17, 2011).

10.2
Form of Registration Rights Agreement by and among Akeena Solar, Inc. and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011).

10.3
Business Financing Agreement by and among Akeena Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011 (incorporated herein by reference to Exhibit 10.24 to our Current Report on Form 10-K filed on March 2, 2011)

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

*		filed herewith