Form 10-K/A
period 2010-12-31
Westinghouse Solar, Inc.
filed 2011-06-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment is to amend Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as originally filed with the SEC on March 2, 2011 (the “Original 10-K”), to include certain portions of the Exhibit that had previously been omitted (or “redacted”) pursuant to a request for confidential treatment, and to make corresponding changes to the text of Item 15 and the Exhibit Index. This amendment provides a revised redacted version of Exhibit 10.26. Accordingly, Exhibit 10.26 is hereby amended and restated in its entirety. Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the registrant is including only Item 15 of Part IV below.

Except as described above, this amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date of the Original 10-K. Accordingly, this amendment should be read in connection with the Company's filings with the SEC subsequent to the filing of the Original 10-K.

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

10.21	§
Master Assignment and Assumption Agreement by and among Akeena Solar, Inc., Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.22	§
Supply and Warranty Agreement by and between Akeena Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.23		Business Financing Agreement by and among Akeena Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011.

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

10.26	*µ	Supply agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009.

10.27	µ	License Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

10.28		Trade Name Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Accounting Firm Burr Pilger Mayer Inc.

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

	*	Filed herewith.

	§	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

µ
Confidential treatment has been requested with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

	‡	Management compensation agreement or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2011

WESTINGHOUSE SOLAR, INC.

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

10.21	§
Master Assignment and Assumption Agreement by and among Akeena Solar, Inc., Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.22	§
Supply and Warranty Agreement by and between Akeena Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.23		Business Financing Agreement by and among Akeena Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011.

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

10.26	*µ	Supply agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009.

10.27	µ	License Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

10.28		Trade Name Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010.

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Accounting Firm Burr Pilger Mayer Inc.

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

	*	Filed herewith.

	§	Confidential treatment has been granted with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

µ
Confidential treatment has been requested with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

	‡	Management compensation agreement or plan.