Form 10-Q
period 2011-06-30
Westinghouse Solar, Inc.
filed 2011-08-02
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011, 12,300,826 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,288,362	$596,046
Restricted cash	—	540,250
Accounts receivable, net	1,238,279	912,588
Other receivables	7,528	15,864
Inventory, net	2,952,352	4,222,800
Prepaid expenses and other current assets, net	789,091	786,653
Assets of discontinued operations	51,841	618,204
Assets held for sale – discontinued operations	80,294	290,051
Total current assets	7,407,747	7,982,456
Property and equipment, net	236,096	334,864
Other assets, net	525,019	426,492
Long term assets of discontinued operations	221,724	21,724
Total assets	$8,390,586	$8,765,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,180,679	$1,483,180
Accrued liabilities	526,626	607,823
Accrued warranty	77,958	51,860
Common stock warrant liability	1,779,224	285,673
Credit facility	—	540,250
Capital lease obligations – current portion	3,559	—
Note payable – current portion	41,391	136,816
Liabilities of discontinued operations	1,387,087	1,623,927
Total current liabilities	5,996,524	4,729,529
Capital lease obligations, less current portion	6,010	—
Long-term liabilities of discontinued operations	38,440	87,088
Total liabilities	6,040,974	4,816,617

Commitments, contingencies and subsequent events (Notes 17 and 18)

Convertible redeemable preferred stock, $0.001 par value, 1,000,000 shares authorized; 3,590 and 0 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	1,202,920	—

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,797,644 and 11,442,438 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (Note 1)	11,797	11,442
Additional paid-in capital	68,521,874	68,683,205
Accumulated deficit	(67,386,979)	(64,745,728)
Total stockholders’ equity	1,146,692	3,948,919
Total liabilities, convertible redeemable preferred stock and stockholders’ equity	$8,390,586	$8,765,536

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$2,757,729	$2,225,052	$4,752,091	$2,954,427
Cost of goods sold	2,563,842	1,883,077	4,280,405	2,497,273
Gross profit	193,887	341,975	471,686	457,154
Operating expenses
Sales and marketing	700,103	272,914	1,046,431	437,763
General and administrative	1,464,269	2,151,557	3,143,214	4,710,644
Total operating expenses	2,164,372	2,424,471	4,189,645	5,148,407
Loss from operations	(1,970,485)	(2,082,496)	(3,717,959)	(4,691,253)
Other income (expense)
Interest income (expense), net	(35,148)	(3,987)	(57,849)	5,135
Adjustment to the fair value of common stock warrants	668,041	911,379	1,130,989	1,794,902
Total other income (expense)	632,893	907,392	1,073,140	1,800,037
Loss before provision for income taxes and discontinued operations	(1,337,592)	(1,175,104)	(2,644,819)	(2,891,216)
Provision for income taxes	—	—	—	—
Net loss from continuing operations (Note 3)	(1,337,592)	(1,175,104)	(2,644,819)	(2,891,216)
Income (loss) from discontinued operations, net of tax	9,830	(1,278,318)	3,568	(1,997,642)
Net loss	(1,327,762)	(2,453,422)	(2,641,251)	(4,888,858)
Preferred deemed dividend	—	—	(975,460)	—
Net loss attributable to common stockholders	$(1,327,762)	$(2,453,422)	$(3,616,711)	$(4,888,858)

Net loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.11)	$(0.12)	$(0.23)	$(0.30)

Net loss from discontinued operations per common and common equivalent share (basic and diluted)	$0.00	$(0.13)	$0.00	$(0.22)

Net loss per common and common equivalent share (basic and diluted)	$(0.11)	$(0.25)	$(0.31)	$(0.52)

Weighted average shares used in computing loss per common share: (basic and diluted)	11,387,874	9,549,988	11,374,872	9,290,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity
(Unaudited)

	Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2011	—	$—	11,442,438	$11,442	$68,683,205	$(64,745,728)	$3,948,919
Issuance of Series B redeemable convertible preferred stock and common stock warrants	4,000	364,841	—	—	89,010	—	89,010
Conversion of convertible redeemable preferred stock to common stock	(410)	(137,381)	205,000	205	137,176	—	137,381
Preferred deemed dividend	—	975,460	—	—	(975,460)	—	(975,460)
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	150,206	150	(18,374)	—	(18,244)
Stock-based compensation expense	—	—	—	—	606,317	—	606,317
Net loss	—	—	—	—	—	(2,641,251)	(2,641,251)
Balance at June 30, 2011	3,590	$1,202,920	11,797,644	$11,797	$68,521,874	$(67,386,979)	$1,146,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,641,251)	$(4,888,858)
Adjustments to reconcile net loss to net cash used in by operations:
Depreciation	108,691	64,622
Amortization of customer list, customer contracts and patents	2,927	2,004
Bad debt expense	10,000	—
Unrealized gain on fair value adjustment of common stock warrants	(1,130,989)	(1,794,902)
Non-cash stock-based compensation expense	606,317	967,208
Loss on assets held for sale	10,840	—
Changes in assets and liabilities:
Accounts receivable	(335,691)	(376,416)
Other receivables	8,336	11,465
Inventory	1,270,448	(303,867)
Prepaid expenses and other current assets	(2,438)	(352,844)
Assets of discontinued operations – short term	566,363	1,545,310
Assets held for sale	20,738	(131,443)
Other assets	(101,454)	(253,198)
Assets of discontinued operations – long-term	(200,000)	(7,668)
Accounts payable	697,499	213,078
Accrued liabilities and accrued warranty	(55,099)	459,867
Liabilities of discontinued operations	(279,825)	287,150
Net cash used in operating activities	(1,444,588)	(4,558,492)
Cash flows from investing activities
Acquisition of property and equipment	(28,564)	(25,290)
Acquisition of property and equipment from discontinued operations	—	(68,645)
Proceeds from disposal of property and equipment	18,800	—
Proceeds from disposal of property and equipment from discontinued operations	189,019	21,500
Net cash provided by (used in) investing activities	179,255	(72,435)
Cash flows from financing activities
Repayment of long-term debt from discontinued operations	—	(130,077)
Repayment of notes payable	(95,425)	—
Repayment on line of credit, net	(540,250)	—
Repayments on capital lease obligations	(1,431)	—
Repayments on capital lease obligations from discontinued operations	(5,662)	(11,647)
Restricted cash	540,250	—
Proceeds from stock offering	3,600,000	2,499,999
Proceeds from securities purchase agreement	—	593,876
Proceeds from exercise of warrants	—	921,985
Payment of placement agent and registration fees and other direct costs	(521,609)	(113,414)
Employee taxes paid for vesting of restricted stock	(18,224)	(8,864)
Net cash provided by financing activities	2,957,649	3,751,858
Net increase (decrease) in cash and cash equivalents	1,692,316	(879,069)
Cash and cash equivalents
Beginning of period	596,046	5,804,458
End of period	$2,288,362	$4,925,389

Supplemental cash flows disclosures:
Cash paid during the period for interest	$11,092	$17,520
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$2,713,550	$—
Conversion of common stock warrant liability upon exercise of warrants	$—	$211,594
Common stock warrant liability issued in connection with agency placement fee	$89,010	$—
Preferred deemed dividend	$975,460	$—
Property and equipment acquired through capital lease	$11,000	$—
Property and equipment acquired through capital lease – discontinued operations	$—	$6,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2010 and 2009 appearing in our Form 10-K. The June 30, 2011 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $78,000 at June 30, 2011 and $52,000 at December 31, 2010, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	June 30, 2011 (Unaudited)	December 31, 2010
Beginning accrued warranty balance (January 1)	$51,860	$8,404
Reduction for labor payments and claims made under the warranty	—	—
Accruals related to warranties issued during the period	26,098	43,456
Ending accrued warranty balance	$77,958	$51,860

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.2 million at June 30, 2011 and December 31, 2010 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 13.5 years as of June 30, 2011, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Common Stock Warrant Liabilities

In March 2009 and February 2011 we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the warrant agreements related to these two offerings include a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. In addition, the terms of the warrant agreement related to the February 2011 offering include a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period-end.

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

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, and consist of the following:

Assets of discontinued operations:	June 30, 2011 (unaudited)	December 31, 2010
Accounts receivable and other receivables	$12,485	$501,454
Prepaid expenses and other current assets	34,415	69,207
Other assets	4,941	47,543
Total current assets of discontinued operations	51,841	618,204
Security deposits on operating leases	21,724	21,724
Security deposit – escrow account for installation jobs	200,000	—
Total assets of discontinued operations	$273,565	$639,928

Liabilities of discontinued operations:	June 30, 2011 (unaudited)	December 31, 2010
Accounts payable	$—	$130,282
Customer rebate payable	6,000	19,200
Accrued liabilities	136,848	131,139
Accrued warranty	1,192,701	1,246,594
Deferred revenue	50,520	93,751
Current portion of capital lease obligations	1,018	2,961
Total current liabilities	1,387,087	1,623,927

Capital lease obligations, less current portion	1,084	4,803
Other long-term liabilities	37,356	82,285
Total discontinued operations liabilities	$1,425,527	$1,711,015

We entered into a Supply and Warranty Agreement and Master Assignment Agreement with Real Goods Solar, Inc. (Real Goods), pursuant to which Real Goods has agreed to perform certain warranty work. The terms of the agreement provide that an escrow account be established as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for this warranty work.  In March 2011, the company entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow account. The amount is reflected in long-term assets of discontinued operations in the balance sheet.  The escrow deposit will be released to the company in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement.

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, and consist of the following:

Assets held for sale:	June 30, 2011 (unaudited)	December 31, 2010
Inventory	$80,294	$253,370
Office equipment	—	2,869
Furniture and fixtures	—	15,085
Vehicles	—	18,727
	$80,294	$290,051

4. Accounts Receivable

Accounts receivable consists of the following:
	June 30, 2011 (Unaudited)	December 31, 2010
Trade accounts	$1,253,279	$917,588
Less: Allowance for bad debts	(15,000)	(5,000)
	$1,238,279	$912,588

5. Inventory

Inventory consists of the following:
	June 30, 2011 (Unaudited)	December 31, 2010
Work in process	$227,296	$591,463
Finished goods	2,725,056	3,631,337
	$2,952,352	$4,222,800

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	June 30, 2011 (Unaudited)	December 31, 2010
Office equipment	$529,401	$513,862
Leasehold improvements	148,759	148,407
Vehicles	17,992	30,226
	696,152	692,495
Less: Accumulated depreciation and amortization	(460,056)	(357,631)
	$236,096	$334,864

Depreciation expense for the three and six months ended June 30, 2011 was approximately $44,000 and $109,000, respectively. Depreciation expense for the three and six months ended June 30, 2010 was approximately $32,000 and $65,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	June 30, 2011 (Unaudited)	December 31, 2010
Accrued salaries, wages, benefits and bonus	$104,327	$168,616
Sales tax payable	5,448	21,823
Accrued interest	51,089	—
Accrued accounting and legal fees	72,275	92,390
Allowance for returns	124,000	294,590
Customer deposit payable	20,173	—
Other accrued liabilities	149,314	30,404
	$526,626	$607,823

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

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding.  The 2011 Credit Facility is secured by substantially all of our assets.  As of June 30, 2011, there was nothing borrowed under the 2011 Credit Facility.

9. Stockholders’ Equity

On May 17, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 679,348 shares of common stock at a price of $3.68 per share and Series I Warrants to purchase up to 339,677 shares of common stock (50% of the number of shares of common stock initially issued) at an exercise price of $4.40 per share, which warrants were not exercisable until six months after issuance and have a term of five and one-half years. The aggregate purchase price for the Securities was $2,500,000. Under the securities purchase agreement, we also agreed to amend our then outstanding Series H Warrants to extend the term until December 1, 2011. The outstanding Series H Warrants were issued on June 1, 2009, and were due to expire on June 1, 2010. The remaining outstanding Series H Warrants represent the right to purchase up to an aggregate of 156,250 shares of common stock at an exercise price of $5.36 per share.

On October 7, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 1,000,000 shares of common stock at a price of $2.20 per share, along with the sale of Series J Warrants to purchase up to 400,001 shares of common stock (40% of the number of shares of common stock initially issued) at an exercise price of $2.44 per share. The warrants were not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $2,200,000. Under the securities purchase agreement, we agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants is reduced from $4.40 per share to $2.44 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant is not exercisable until the six month anniversary of the closing under the securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 339,677 shares of common stock.

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. See Note 10 for a discussion of the sale of units.

On March 25, 2011, we entered into a Supply Agreement with Light Way Green New Energy Co., Ltd (Lightway). Lightway is a leading international vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway will provide an additional source of supply for our proprietary Westinghouse solar panels. In consideration of the new contract manufacturing arrangement, we have agreed to issue to Lightway a number of shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. As of June 30, 2011, no shares had been issued pursuant to the agreement. The issued shares will vest ratably on a monthly basis over a one year period beginning on the date of first shipment, and will be subject to forfeiture in the event of termination of the Supply Agreement by either party.

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000, less $522,000 in issuance costs. As of June 30, 2011, 410 shares of preferred stock were converted into 205,000 shares of common stock.

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

In connection with the sale of the Securities under the Securities Purchase Agreement, we entered into a registration rights agreement with the purchasers (the “Registration Rights Agreement”). In accordance with the Registration Rights Agreement, we filed a registration statement, on March 18, 2011, to register for resale the shares of common stock issued and issuable to the purchasers upon conversion of the Series B Preferred and the shares then issuable upon exercise of the Series K Warrants.  The registration statement was declared effective on June 17, 2011. Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statement until all securities registered thereunder are sold or otherwise can be sold pursuant to Rule 144, without restriction.

On the date of issuance, we recorded the value of the Series B Preferred of $1.5 million and of the warrants of $2.6 million on our balance sheet. The closing price of our common stock on the date of issuance was used to value the Series B Preferred and we used the Black-Scholes model to value the Series K Warrants. For purposes of calculating the fair value of the warrants we used a risk free rate of return of 1.4%, an expected life of 4.1 years and a volatility percentage of 103.2%. The intrinsic value of the beneficial conversion feature is considered a preferred deemed dividend totaling $975,000 to the preferred shareholders, and was charged to additional paid-in capital on our condensed consolidated balance sheets and net loss attributable to common stockholders on our condensed consolidated statements of operations.

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 2,305,980 shares available for issuance under the Stock Plan as of June 30, 2011.

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

We recognized stock-based compensation expense of approximately $189,000 and $348,000 during the three months ended June 30, 2011 and 2010, respectively, and approximately $606,000 and $818,000 during the six months ended June 30, 2011 and 2010, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2011:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2011	101,446	$7.57
Granted	179,086	$2.10
Forfeited/cancelled	(23,903)	$4.17
Released/vested	(56,207)	$5.63
Outstanding and not vested at June 30, 2011	200,422	$3.64

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2011 and December 31, 2010, there was approximately $612,000 and $682,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three and six months ended June 30, 2011 was approximately $34,000 and $110,000. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and six months ended June 30, 2011, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2011:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2011	999,775	$8.66
Granted	272,209	$2.14
Forfeited/cancelled/expired	(279,730)	$11.46
Exercised	—	$-
Outstanding at June 30, 2011	992,254	$6.08
Exercisable at June 30, 2011	354,674	$11.25

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the three and six months ended June 30, 2011 and 2010 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average volatility	—	109.0%	103.1%	109.0%
Expected dividends	—	0.0%	0.0%	0.0%
Expected life	—	3.0 years	3.0 years	3.0 years
Weighted-average risk-free interest rate	—	1.4%	1.2%	1.4%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.34 for the stock options to purchase 272,209 shares of common stock granted during the six months ended June 30, 2011. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of June 30, 2011 and December 31, 2010, was 2.6 years and 3.5 years, respectively. The total estimated fair value of stock options vested during the three and six months ended June 30, 2011 was approximately $56,000 and $384,000, respectively. The aggregate intrinsic value of stock options outstanding as of June 30, 2011 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2011 and December 31, 2010, there was approximately $920,000 and $1.3 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 2.0 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the six months ended June 30, 2011, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants

During March 2009, in connection with an equity financing, we issued We issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of June 30, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 2.7 years; an expected volatility factor of 109.7% and a dividend yield of 0.0%. The fair value of the warrants decreased to $184,000 as of June 30, 2011 and we recognized a $102,000 favorable non-cash adjustment from the change in fair value of these warrants for the six months ended June 30, 2011.

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

On October 7, 2010, we entered into a securities purchase agreement and issued Series J Warrants to purchase 400,001 shares of common stock at an exercise price of $2.44 per share (the “Series J Warrants”). The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.54%, an expected life of 4.1 years; an expected volatility factor of 103.7% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $694,000, which was allocated to additional paid in capital. Under the securities purchase agreement, we also agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants was reduced to $2.44 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant was not exercisable until the six month anniversary of the closing under the securities Purchase agreement, and (ii) the expiration date was extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 339,677 shares of our common stock.

On February 17, 2011, we entered into a securities purchase agreement and issued Series K Warrants (the “Series K Warrants”) to purchase up to 1,700,002 shares of common stock at an exercise price of $2.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $2.6 million, of which $2.6 million was reflected as common stock warrant liability with an offset to preferred stock as of the offering close date. As of June 30, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.8%, an expected life of 3.8 years; an expected volatility factor of 109.7% and a dividend yield of 0.0%. The fair value of the warrants decreased to $1.6 million as of June 30, 2011 and we recognized a $1.0 million favorable non-cash adjustment from the change in fair value of these warrants for the six months ended June 30, 2011.

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

The following table summarizes the Warrant activity for the six months ending June 30, 2011:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	1,503,998	$9.32
Issued	1,760,002	$2.40
Exercised	—	$—
Cancelled/expired	—	$—
Outstanding at June 30, 2011	3,264,000	$5.59

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Numerator:
Net loss	$(1,327,762)	$(2,453,421)	$(2,641,251)	$(4,888,858)
Less: Net loss allocated to participating securities	24,695	43,511	41,312	92,584
Net loss attributable to stockholders	(1,303,067)	$(2,409,910)	(2,599,939)	$(4,796,274)
Preferred deemed dividend	—	—	(975,460)	—
	$(1,303,067)	$(2,409,910)	$(3,575,399)	$(4,796,274)
Denominator:
Weighted-average shares outstanding	11,603,691	9,722,413	11,555,616	9,469,683
Weighted-average unvested restricted shares outstanding	(215,817)	(172,425)	(180,744)	(179,335)
Denominator for basic net loss per share	11,387,874	9,549,988	11,374,872	9,290,348

Basic net loss per share attributable to common stockholders	$(0.11)	$(0.25)	$(0.31)	$(0.52)

Diluted:
Numerator:
Net loss	$(1,327,762)	$(2,453,421)	$(2,641,251)	$(4,888,858)
Less: Net loss allocated to participating securities	24,695	43,511	41,312	92,584
Net loss attributable to stockholders	(1,303,067)	$(2,409,910)	(2,599,939)	$(4,796,274)
Preferred deemed dividend	—	—	(975,460)	—
	$(1,303,067)	$(2,409,910)	$(3,575,399)	$(4,796,274)
Denominator:
Denominator for basic calculation	11,387,874	9,549,988	11,374,872	9,290,348
Weighted-average effect of dilutive stock options	—	—	—	—
Denominator for diluted net loss per share	11,387,874	9,549,988	11,374,872	9,290,348

Diluted net loss per share attributable to common stockholders	$(0.11)	$(0.25)	$(0.31)	$(0.52)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	June 30, 2011	December 31, 2010
Stock options outstanding	992,254	999,775
Unvested restricted stock	200,422	101,446
Warrants to purchase common stock	3,264,000	1,503,998
Preferred stock convertible into common stock	1,795,000	—

14. Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At June 30, 2011 and December 31, 2010, there was approximately $2.0 million and $1.0 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000.

During the three and six months ended June 30, 2011, our two largest customers together accounted for 46.4% and 46.9%, respectively, of our net revenue from continuing operations. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 58.0% and 59.4% of materials purchased during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, accounts payable included amounts owed to the top three vendors of approximately $1.8 million. At December 31, 2010, accounts payable included amounts owed to 2010 the top three vendors of approximately $1.1 million.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase. We recently announced our entry into a volume supply agreement for a new generation of our solar panel products from Light Way Green New Energy Co., Ltd. We believe that our commercial relationship with each of those suppliers is good. Although we had a significant amount of inventory on hand as of June 30 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	June 30, 2011
Fair value of cash equivalents – money market	$1,895,750	$—	$—	$1,895,750
Total	$1,895,750	$—	$—	$1,895,750

Liabilities	Level 1	Level 2	Level 3	June 30, 2011
Fair value of common stock warrant liability	$—	$—	$1,779,224	$1,779,224
Accrued rent related to office closures	—	—	141,645	141,645
Total	$—	$—	$1,920,869	$1,920,869

Cash equivalents represent the fair value of our investment in a money market account as of June 30, 2011. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 13. The accrued rent relates to a non-cash charge for the closure of our Anaheim, Clovis and San Diego, California and Denver, Colorado locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.0% to 1.2%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011:
	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2011	$209,654	$285,673	$495,327
Total realized and unrealized gains or losses	338	(1,130,989)	(1,130,651)
Purchases, sales, repayments, settlements and issuances, net	(68,347)	—	(68,347)
Net transfers in and/or (out) of level 3	—	2,624,540	2,624,540
Ending balance – June 30, 2011	$141,645	$1,779,224	$1,920,869

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and six months ended June 30, 2011, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

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

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight over the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance.

On or about July 12, 2011, the parties reached an agreement in principle to settle the class and derivative actions.  The proposed settlement would result in a release of all claims, implementation of certain corporate governance measures, and a cash payment to be made exclusively from the proceeds of directors and officers liability insurance. The proposed settlement will not become final until several additional events occur, including finalization and documentation of the settlement terms, notice to the class members, and court approval.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc (Zep). in the United States District Court for the Northern District of California, San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (Andalay Patent No. ‘800). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in Andalay Patent No. ‘800. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay Patent No. ‘800 re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of the re-examination proceeding in the USPTO. On June 7, 2011, the USPTO issued a Reexamination Certificate as to the remaining claims of the Andalay Patent No. ‘800. As a result of the reexamination, certain claims of the patent have been cancelled, while claims 5, 6 and 10 remain.  On June 7, 2011, the defendants submitted a second request for reexamination as to the remaining claims of the Andalay Patent No. ‘800. On July 15, 2011, the USPTO granted the request to open a reexamination proceeding concerning the remaining claims. Currently, 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine. The court has ordered that the lawsuit remain stayed during this process.  We intend to aggressively pursue this case upon completion of the reexamination process.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

On July 13, 2011 we received written notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC stating that our common stock is subject to delisting from The NASDAQ Capital Market because our stockholders’ equity is less than $2.5 million as required by the listing rules, pending the opportunity to request a hearing before a NASDAQ Listing Qualifications Panel. We have requested a hearing before the Panel to review the Staff Determination and a hearing is scheduled for August 25, 2011, which will stay any action with respect to the Staff Determination and allow the continued listing of our common stock on The NASDAQ Capital Market until the Panel renders a decision subsequent to the hearing. At the hearing, we intend to present a plan to regain compliance and to request that the Panel allow us additional time within which to regain compliance. If the Panel or the Staff of NASDAQ accepts our plan, NASDAQ can grant us a period of up to 180 calendar days from the date of the May 6, 2011 Letter for us to regain compliance with the Listing Rule. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Capital Market.

We have evaluated subsequent events through the date of this filing, noting no other events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2011.

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

Concentration of Risk in Customer and Supplier Relationships

During the three and six months ended June 30, 2011, our two largest customers together accounted for 46.4% and 46.9%, respectively, of our net revenue from continuing operations. The relative magnitude and the mix of sales to our largest customers have varied significantly quarter to quarter. Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate that the relative significance to our revenue of any particular customer will decline. We do not expect any one customer to continue to account for more than 10% of our revenue on an ongoing basis. We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates.

Our top three vendors accounted for approximately 58.0% and 59.4% of materials purchased during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, accounts payable included amounts owed to the top three vendors of approximately $1.8 million. At December 31, 2010, accounts payable included amounts owed to 2010 the top three vendors of approximately $1.1 million.

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications, and we currently purchase all of the microinverters used in our AC solar panels from Enphase. On March 25, 2011, we announced our entry into a volume supply agreement for a new generation of our solar panel products from Light Way Green New Energy Co., Ltd and we expect to receive the first production shipment of products built to our specification from Light Way in the third quarter of 2011. We believe that our commercial relationship with each of those suppliers is good. Although we had a significant amount of inventory on hand as of June 30 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended June 30,
	2011			2010
Net revenue		$2,757,729	100.0%	$2,225,052	100.0%
Cost of goods sold		2,563,842	93.0%	1,883,077	84.6%
Gross profit		193,887	7.0%	341,975	15.4%
Operating expenses:
Sales and marketing		700,103	25.4%	272,914	12.3%
General and administrative		1,464,269	53.1%	2,151,557	96.7%
Total operating expenses		2,164,372	78.5%	2,424,471	109.0%
Loss from operations		(1,970,485)	(71.5)%	(2,082,496)	(93.6)%
Other income (expense):
Interest income (expense), net		(35,148)	(1.3)%	(3,987)	(0.2)%
Unrealized gain on adjustment to the fair value of common stock warrants		668,041	24.2%	911,379	41.0%
Total other income (expense)		632,893	22.9%	907,392	40.8%
Loss before provision for income taxes		(1,337,592)	(48.5)%	(1,175,104)	(52.8)%
Provision for income taxes		—	0.0%	—	0.0%
Net loss from continuing operations		(1,337,592)	(48.5)%	(1,175,104)	(52.8)%
Discontinued Operations
Gain (loss) from discontinued operations		9,830	0.4%	(1,278,318)	(57.5)%
Net loss		$(1,327,762)	(48.1)%	(2,453,422)	(110.3)%

Loss from continuing operations per common and common equivalent share (basic and diluted):		$(0.11)		$(0.12)

Loss from discontinued operations per common and common equivalent share (basic and diluted:	S	(0.00)		$(0.13)

Net loss per common and common equivalent share (basic and diluted):		$(0.11)		$(0.25)

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

Net revenue

We generate revenue from the sale of solar power systems. In the three months ended June 30, 2011 we generated $2.8 million of revenue, an increase of $533,000, or 23.9%, compared to $2.2 million of revenue in the three months ended June 30, 2010. The increase in revenue was due to the growth of our network of distribution dealers, increased revenue from our strategic partners and more competitive pricing.

Cost of goods sold

Cost of goods sold as a percent of revenue during the three months ended June 30, 2011, was 93.0% of net revenue compared to 84.6% during the three months ended June 30, 2010. Gross profit from continuing operations for the three months ended June 30, 2011 was $194,000, or 7.0% of revenue, compared to $342,000 or 15.4% of revenue for the same period in 2010. The decrease in gross margin in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was due to lower average selling prices related to reduced customer pricing to encourage customers to switch to our products in anticipation of the introduction of our new lower cost, larger format panels that will begin shipping to customers in the third quarter of 2011. The lower average sale prices were partially offset by lower panel and component cost.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2011 were $700,000, or 25.4% of net revenue as compared to $273,000, or 12.3% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the three months ended June 30, 2011, reflects higher expenditures for Westinghouse licensing fees, trade shows and advertising expense of $324,000 and payroll and commissions of $77,000 supporting the expansion of our distribution business.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2011 were $1.4 million, or 53.1% of net revenue as compared to $2.2 million, or 96.7% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended June 30, 2011 was due primarily to reductions in payroll costs of $207,000, stock compensation expense of $161,000, research and development costs of $74,000, computer hardware and software of $38,000, travel costs of $31,000, office supplies of $21,000 and rent expense of $20,000.

Interest, net

During the three months ended June 30, 2011, net interest expense was approximately $35,000, an increase of $31,000 from $4,000 in interest expense recorded during the same period in 2010.

Adjustment to the fair value of common stock warrants

During the three months ended June 30, 2011, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $668,000 in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the three months ended June 30, 2010, we recorded mark-to-market adjustments resulting in a $911,000 unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the three months ended June 30, 2011 and June 30, 2010, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the quarter ended June 30, 2011 was $1.3 million, or $0.11 per share, compared to a net loss from continuing operations of $1.2 million, or $0.12 per share, for the quarter ended June 30, 2010. The net loss includes favorable non-cash adjustments to the fair value of common stock warrants of $668,000 and $911,000 for the second quarters of 2011 and 2010, respectively. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the second quarter of 2011 was $2.0 million, or $0.17 per share, compared to a net loss of $2.1 million, or $0.21 per share, for the second quarter of 2010.

Gain (loss) from discontinued operations

During the quarter ended June 30, 2011, we recorded a $10,000 net gain from the discontinuance of our installation business segment, compared with a loss of $1.3 million during the same period in 2010. The decrease was due to the timing of when we restructured our operations.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Six Months Ended June 30,
	2011		2010
Net revenue	$4,752,091	100.0%	$2,954,427	100.0%
Cost of goods sold	4,280,405	90.1%	2,497,273	84.5%
Gross profit	471,686	9.9%	457,154	15.5%
Operating expenses:
Sales and marketing	1,046,431	22.0%	437,763	14.8%
General and administrative	3,143,214	66.1%	4,710,644	159.4%
Total operating expenses	4,189,645	88.2%	5,148,407	174.3%
Loss from operations	(3,717,959)	(78.2)%	(4,691,253)	(158.8)%
Other income (expense):
Interest income (expense), net	(57,849)	(1.2)%	5,135	0.2%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	1,130,989	23.8%	1,794,902	60.8%
Total other income (expense)	1,073,140	22.6%	1,800,037	60.9%
Loss before provision for income taxes	(2,644,819)	(55.7)%	(2,891,216)	(97.9)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(2,644,819)	(55.7)%	(2,891,216)	(97.9)%
Discontinued Operations
Gain (loss) from discontinued operations	3,568	(0.1)%	(1,997,642)	(67.6)%
Net loss	(2,641,251)	(55.6)%	(4,888,858)	(165.5)%
Preferred deemed dividend	(975,460)	(20.5)%	—	0.0%
Net loss attributable to common stockholders	$(3,316,711)	(76.1)%	$(4,888,858)	(165.5)%

Loss from continuing operations per common and common equivalent share (basic and diluted):	$(0.23)		$(0.30)

Loss from discontinued operations per common and common equivalent share (basic and diluted:	$0.00		$(0.22)

Net loss per common and common equivalent share (basic and diluted):	$(0.31)		$(0.52)

Net revenue

We generate revenue from the sale of solar power systems. In the six months ended June 30, 2011 we generated $4.8 million of revenue, an increase of $1.8 million, or 60.8%, compared to $3.0 million of revenue in the six months ended June 30, 2010. The increase in revenue was due to the growth of our network of distribution dealers, increased revenue from our strategic partners and more competitive pricing.

Cost of goods sold

Cost of goods sold as a percent of revenue during the six months ended June 30, 2011, was 90.1% of net revenue compared to 84.5% during the six months ended June 30, 2010. Gross profit from continuing operations for the six months ended June 30, 2011 was $472,000, or 9.9% of revenue, compared to $457,000 or 15.5% of revenue for the same period in 2010. The decrease in gross margin in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, was due to lower average selling prices as a result of lower customer pricing to encourage customers to switch to our products in anticipation of the introduction of our new lower cost, larger format panels that will begin shipping to customers in the third quarter of 2011. The decrease in margin in the six months ended June 30, 2011 was also due to higher inventory overhead allocations in the current year, partially offset by lower panel and component cost.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2011 were $1.0 million, or 22.0% of net revenue as compared to $438,000, or 14.8% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the six months ended June 30, 2011, reflects higher expenditures for Westinghouse licensing fees, trade shows and advertising expense of $322,000 and payroll and commissions of $227,000 supporting the expansion of our distribution business.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2011 were $3.1 million, or 66.1% of net revenue as compared to $4.7 million, or 159.4% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the six months ended June 30, 2011 was due primarily to reductions in payroll costs of $541,000, stock compensation expense of $239,000, research and development costs of $199,000, professional fees of $112,000, computer hardware and software of $74,000, travel costs of $71,000, office supplies of $52,000 and rent expense of $40,000.

Interest, net

During the six months ended June 30, 2011, net interest expense was approximately $58,000 compared to approximately $5,000 in interest income recorded during the same period in 2010. The change was primarily due to interest expense related to preferred stock.

Adjustment to the fair value of common stock warrants

During the six months ended June 30, 2011, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $1.1 million in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the six months ended June 30, 2010, we recorded mark-to-market adjustments resulting in a $1.8 million unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the six months ended June 30, 2011 and June 30, 2010, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the six months ended June 30, 2011 was $2.6 million, or $0.23 per share, compared to a net loss from continuing operations of $2.9 million, or $0.30 per share, for the six months ended June 30, 2010. Net loss for the six months ended ended June 30, 2011 included a favorable non-cash adjustment to the fair value of common stock warrants of $1.1 million. Net loss for the six months ended June 30, 2010 included a favorable non-cash adjustment of $1.8 million to reflect the fair value of common stock warrants.

Gain (loss) from discontinued operations

During the six months ended June 30, 2011, we recorded a $4,000 net gain from the discontinuance of our installation business segment, compared with a loss of $2.0 million during the same period in 2010. The decrease was due to the timing of when we restructured our operations.

Preferred deemed dividend

On the date of issuance, we recorded the fair value of the warrants of $2.6 million as "Common stock warrant liability" with the residual value of $975,460 allocated to "Convertible redeemable preferred stock." We used the Black-Scholes model to value the Series K warrants. For purposes of calculating the fair value of the warrants we used a risk free rate of return of 1.4%, an expected life of 4.1 years and a volatility percentage of 103.2%. We also recorded the beneficial conversion feature of $975,460 as a preferred deemed dividend. The amount of the beneficial conversion feature was limited to the amount of proceeds allocated to the instrument. In addition, direct fundraising costs of approximately $522,000 and 60,000 warrants issued to the placement agent, valued at $89,010, were deducted from the proceeds raised.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund our purchases of solar panels and microinverters, and to cover our payroll and lease expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. In September 2010, we exited our solar installation business to focus exclusively on our design and manufacturing business. The shift in our business focus reduced our quarterly operating cash expenses. We have plans to reach breakeven cash flow from operations in 2011. In the event that our revenue or our margins are lower than anticipated, it will take us longer to reach breakeven cash flows, and further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of June 30, 2011, we had approximately $2.3 million in cash on hand and $750,000 available on our Business Financing (the "2011 Credit Facility") with Bridge Bank National Association (“Bridge Bank”). We intend to address ongoing working capital needs through continued careful management of our operations along with obtaining debt financing and raising additional equity. As an additional potential source of capital, our outstanding warrants provide the possibility for us to receive additional proceeds upon the exercise of warrants, depending on market conditions. We also have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We believe that funds available to us through debt and equity financing and funds generated by our operations are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Our Line of Credit

On March 3, 2009, we entered into a Loan and Security Agreement (Cash Collateral Account) with Comerica Bank, dated as of February 10, 2009 (the “2009 Bank Facility”), which had a limit of $1.0 million, subject to our obligation to maintain cash as collateral for any borrowings incurred or any letters of credit issued on our behalf. In connection with the 2011 Credit Facility with Bridge Bank (as described below) our Cash Collateral Account with Comerica Bank was terminated in February 2011.

On February 15, 2011, we entered into the 2011 Credit Facility with Bridge Bank to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at anytime by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding.  The 2011 Credit Facility is secured by substantially all of our assets. As of June 30, 2011, there was nothing borrowed under the 2011 Credit Facility.

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

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock, with each such share of Series B Preferred Stock initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability. The aggregate purchase price for the Securities was $3,600,000. During the quarter ended June 30, 2011, 410 shares of preferred stock had been converted into 205,000 shares of common stock.

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

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of June 30, 2011, we had approximately $2.3 million in cash and cash equivalents. As of June 30, 2011, we also had approximately $750,000 in additional borrowing capacity available under our Bridge Bank 2011 Credit Facility.

Cash used in operating activities was approximately $1.4 million for the six months ended June 30, 2011. Excluding non-cash items of $1.1 million of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $606,000, cash used in operating activities was primarily from a $336,000 increase in accounts receivable and a $280,000 decrease in liabilities of discontinued operations, more than offset by a $1.3 million decrease in inventory, an increase of $697,000 in accounts payable and a decrease of $366,000 in assets of discontinued operations. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash flows used in operating activities were approximately $4.6 million for the six months ended June 30, 2010. Excluding non-cash items of $1.8 million of unrealized gain on the fair value adjustment for common stock warrants and $967,000 of stock-based compensation expense, cash used in operating activities was primarily due to a $376,000 increase in accounts receivable, a $353,000 increase in prepaid expenses and other current assets, a $304,000 increase in inventory and a $253,000 increase in other assets, partially offset by a decrease of $1.5 million in assets of discontinued operations, a $460,000 increase in accrued liabilities and accrued warranty and an increase of $213,000 in accounts payable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by investing activities was $179,000 for the six months ended June 30, 2011, primarily due to $189,000 in proceeds from disposal of property and equipment from discontinued operations, partially offset by $29,000 in acquisitions of property and equipment. Cash used in investing activities was $72,000 for the six months ended June 30, 2010, primarily for the acquisition of property and equipment from discontinued operations of $69,000 and $25,000 for the acquisition of property and equipment, partially offset by $22,000 in proceeds from disposal of property and equipment from discontinued operations.

Cash provided by financing activities was approximately $3.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we received proceeds of $3.1 million from the issuance of common stock, net of $522,000 in fees. Cash provided by financing activities was approximately $3.8 million for the six months ended June 30, 2010, primarily from $2.4 million in proceeds from the issuance of common shares pursuant to our stock offering, net of $113,000 in fees, $922,000 in proceeds from the exercise of warrants to purchase our common stock and $594,000 in proceeds from a securities purchase agreement, partially offset by $130,000 in the repayment of long-term debt of discontinued operations.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$467,961	$329,100	$138,861	$—	$—
Capital leases	12,461	5,076	7,385	—	—
Note payable	41,557	41,557	—	—	—
	$521,979	$375,733	$146,246	$—	$—

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 13.5 years as of June 30, 2011, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Common Stock Warrant Liabilities.  In March 2009 and February 2011 we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the warrant agreements related to these two offerings contained a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. In addition, the terms of the warrant agreement related to the February 2011 offering contain a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period end.

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

Interest Rate Risk

As of June 30, 2011, there were no borrowings under our Bridge Bank 2011 Credit Facility. If we were to borrow the $750,000 maximum under the 2011 Credit Facility, interest would accrue at the rate of the Bridge Bank Prime rate plus a margin of 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended June 30, 2011.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were recently dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight over the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance.

On or about July 12, 2011, the parties reached an agreement in principle to settle the class and derivative actions.  The proposed settlement would result in a release of all claims, implementation of certain corporate governance measures, and a cash payment to be made exclusively from the proceeds of directors and officers liability insurance. The proposed settlement will not become final until several additional events occur, including finalization and documentation of the settlement terms, notice to the class members, and court approval.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc (Zep). in the United States District Court for the Northern District of California, San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (Andalay Patent No. ‘800). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in Andalay Patent No. ‘800. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the Andalay Patent No. ‘800 re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of re-examination proceeding in the USPTO. On June 7, 2011, the USPTO issued a Reexamination Certificate as to the remaining claims of the Andalay Patent No. ‘800. As a result of the reexamination, certain claims of the patent have been cancelled, while claims 5, 6 and 10 remain.  On June 7, 2011, the defendants submitted a second request for reexamination as to the remaining claims of the Andalay Patent No. ‘800. On July 15, 2011, the USPTO granted the request to open a reexamination proceeding concerning the remaining claims. Currently, 95% of patent re-examination requests are granted by the USPTO almost as a matter of routine. The court has ordered that the lawsuit remain stayed during this process.  We intend to aggressively pursue this case upon completion of the reexamination process.

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

We currently obtain virtually all of our solar panels from Suntech, which manufactures panels for us that are built to our unique specifications. On March 25, 2011, we entered into a supply agreement with Lightway, which will provide an additional source of supply for our proprietary Westinghouse solar panels and more favorable pricing, however we have not yet begun receiving product shipments from this new source of supply. We currently purchase all of the microinverters used in our AC solar panels from Enphase.  Although we believe that our commercial relationship with each of these suppliers is good, and although we had a significant amount of inventory on hand as of June 30, 2011, the sudden loss of either of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed or will bring to completion as we transition out of the installation business (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within "Liabilities of Discontinued Operations" in our condensed consolidated balance sheets for June 30, 2011 and December 31, 2010, a liability of approximately $1.2 million to cover these warranty obligations. That amount is intended to cover both the WS Installations and the Assigned Installations. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly.  In March 2011, we entered into an Escrow Agreement with Real Goods and deposited the $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our condensed consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

Risks Relating to our Common Stock

If our shareholder’s equity remains below $2.5 million or if the trading price of our common stock falls below $1 per share or we fail to satisfy any other listing criteria, our common stock could be delisted from the NASDAQ Capital Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share and a minimum shareholders’ equity of $2.5 million. Effective after the close of business on April 13, 2011, we implemented a reverse split of our common stock at a ratio of 1-for-4.  As a result of the reverse stock split, since April 14, 2011 our common stock has traded above $1 per share. However, as of March 31, 2011, we had approximately $2.2 million of shareholders’ equity and, as of June 30, 2011, our shareholders’ equity was $1.1 million. Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock on the NASDAQ Capital Markets.

On July 13, 2011 we received written notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC stating that our common stock is subject to delisting from The NASDAQ Capital Market pending the opportunity to request a hearing before a NASDAQ Listing Qualifications Panel. We requested a hearing before an Appeals Panel to review the Staff Determination, which stayed any action with respect to the Staff Determination and allows the continued listing of our common stock on The NASDAQ Capital Market until the Panel renders a decision subsequent to the hearing. The hearing is scheduled for August 25, 2011. At the hearing, we intend to present a plan to regain compliance and to request that the Panel allow us additional time within which to regain compliance. If the Panel or the Staff of NASDAQ accepts our plan, NASDAQ can grant us a period of up to 180 calendar days from the date of the May 6, 2011 letter for us to regain compliance with the NASDAQ Listing Rule. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Capital Market.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of July 29, 2011, we had 12,300,826 shares of common stock outstanding (which includes 184,951 unvested shares of restricted stock granted to our Board of Directors and our employees), 1,356 shares of Series B Preferred Stock that are convertible into 1,322,063 shares of common stock and we had warrants to purchase 3,264,000 shares of common stock and options to purchase 992,254 shares of common stock outstanding.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 15.6% of our outstanding common stock as of July 29, 2011. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

3.5
Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 of our Form 10-Q, filed on May 10, 2011).

4.2
Certificate of Designation with respect to Series B Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011).

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document†

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document†

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document†

*		filed herewith

†		Purusant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2011	/s/ Barry Cinnamon
Barry Cinnamon
Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2011	/s/ Margaret R. Randazzo
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

3.5
Certificate of Amendment to Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 of our Form 10-Q, filed on May 10, 2011).

4.2
Certificate of Designation with respect to Series B Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011).

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document†

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document†

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document†

*		filed herewith

†		Purusant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.