Form 10-Q
period 2011-09-30
Westinghouse Solar, Inc.
filed 2011-11-03
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

or

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

As of October 29, 2011, 14,111,251 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,951,295	$596,046
Restricted cash	—	540,250
Accounts receivable, net	1,044,261	912,588
Other receivables	476,414	15,864
Inventory, net	3,258,506	4,222,800
Prepaid expenses and other current assets, net	849,895	786,653
Assets of discontinued operations	98,952	618,204
Assets held for sale – discontinued operations	18,855	290,051
Total current assets	7,698,178	7,982,456
Property and equipment, net	213,018	334,864
Other assets, net	766,471	426,492
Assets of discontinued operations – long-term	209,913	21,724
Total assets	$8,887,580	$8,765,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,804,505	$1,483,180
Accrued liabilities	537,501	607,823
Accrued warranty	99,240	51,860
Common stock warrant liability	930,102	285,673
Credit facility	—	540,250
Capital lease obligations – current portion	3,603	—
Note payable – current portion	—	136,816
Liabilities of discontinued operations – short-term	1,353,509	1,623,927
Total current liabilities	5,728,460	4,729,529

Capital lease obligations, less current portion	5,092	—
Long-term liabilities of discontinued operations	20,946	87,088
Total liabilities	5,754,498	4,816,617

Commitments, contingencies and subsequent events (Notes 17 and 18)

Stockholders’ equity:
Convertible redeemable preferred stock, $0.001 par value, 1,000,000 shares authorized; 2,273 and 0 shares issued and outstanding on September 30, 2011 and December 31, 2010, respectively	751,223	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,073,751 and 11,442,438 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (Note 1)	14,074	11,442
Additional paid-in capital	71,552,925	68,683,205
Accumulated deficit	(69,185,140)	(64,745,728)
Total stockholders’ equity	3,133,082	3,948,919
Total liabilities and stockholders’ equity	$8,887,580	$8,765,536

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue	$3,373,692	$2,142,229	$8,125,783	$5,096,656
Cost of goods sold	3,090,257	1,827,931	7,370,662	4,325,204
Gross profit	283,435	314,298	755,121	771,452
Operating expenses
Sales and marketing	560,034	267,847	1,606,465	705,610
General and administrative	1,325,166	2,321,830	4,468,380	7,032,474
Total operating expenses	1,885,200	2,589,677	6,074,845	7,738,084
Loss from continuing operations	(1,601,765)	(2,275,379)	(5,319,724)	(6,966,632)
Other income (expense)
Interest income (expense), net	49,869	(5,059)	(7,980)	76
Adjustment to the fair value of common stock warrants	849,121	81,857	1,980,110	1,876,759
Total other income (expense)	898,990	76,798	1,972,130	1,876,835
Loss before provision for income taxes and discontinued operations	(702,775)	(2,198,581)	(3,347,594)	(5,089,797)
Provision for income taxes	—	—	—	—
Net loss from continuing operations (Note 3)	(702,775)	(2,198,581)	(3,347,594)	(5,089,797)
Loss from discontinued operations, net of tax	(42,138)	(3,996,971)	(38,570)	(5,994,612)
Net loss	$(744,913)	$(6,195,552)	$(3,386,164)	$(11,084,409)
Preferred stock dividend	(77,788)	—	(77,788)	—
Preferred deemed dividend	—	—	(975,460)	—
Net loss attributable to common stockholders	$(822,701)	$(6,195,552)	$(4,439,412)	$(11,084,409)

Net loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.05)	$(0.22)	$(0.28)	$(0.53)

Net loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.00)	$(0.39)	$0.00	$(0.61)

Net loss per common and common equivalent share (basic and diluted)	$(0.06)	$(0.61)	$(0.37)	$(1.14)

Weighted average shares used in computing loss per common share: (basic and diluted)	12,611,868	10,024,410	11,791,722	9,537,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2011	—	$—	11,442,438	$11,442	$68,683,205	$(64,745,728)	$3,948,919
Issuance of Series B redeemable convertible preferred stock and common stock warrants	4,000	354,545	—	—	89,010	—	443,555
Conversion of convertible redeemable preferred stock to common stock	(1,727)	(578,782)	891,601	892	577,890	—	—
Preferred deemed dividend	—	975,460	—	—	—	(975,460)	—
Preferred stock dividends paid in common stock	—	—	48,596	49	77,739	(77,788)	—
Issuance of common stock pursuant to August and September 2011 Securities Purchase Agreements	—	—	1,490,099	1,490	1,255,956	—	1,257,446
Issuance of common stock for supply agreement			60,186	60	51,098	—	51,158
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	140,831	141	(24,189)	—	(24,048)
Stock-based compensation expense	—	—	—	—	842,216	—	842,216
Net loss	—	—	—	—	—	(3,386,164)	(3,386,164)
Balance at September 30, 2011	2,273	$751,223	14,073,751	$14,074	$71,552,925	$(69,185,140)	$3,133,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,386,164)	$(11,084,409)
Adjustments to reconcile net loss to net cash used in by operations:
Depreciation	154,623	101,436
Amortization of customer list, customer contracts and patents	4,720	3,193
Bad debt expense	10,000	—
Unrealized gain on fair value adjustment of common stock warrants	(1,980,110)	(1,876,759)
Non-cash stock-based compensation expense	842,216	2,523,177
Loss on assets held for sale	10,840	—
Changes in assets and liabilities:
Accounts receivable	(141,673)	(516,633)
Other receivables	(460,550)	11,353
Inventory	1,015,452	(1,881,826)
Prepaid expenses and other current assets	(63,242)	(491,776)
Assets of discontinued operations – short term	519,252	3,791,128
Assets held for sale	36,504	1,468,447
Other assets	(344,700)	(309,838)
Assets of discontinued operations – long-term	(188,189)	27,182
Accounts payable	1,321,324	345,231
Accrued liabilities and accrued warranty	(22,942)	365,648
Liabilities of discontinued operations	(330,650)	(351,501)
Net cash used in operating activities	(3,003,289)	(7,875,947)
Cash flows from investing activities
Acquisition of property and equipment	(51,417)	(231,226)
Acquisition of property and equipment from discontinued operations	—	(139,483)
Proceeds from disposal of property and equipment	18,800	—
Proceeds from disposal of property and equipment from discontinued operations	234,692	60,685
Net cash provided by (used in) investing activities	202,075	(310,024)
Cash flows from financing activities
Borrowing on long-term debt from discontinued operations	—	18,914
Repayment of long-term debt from discontinued operations	—	(188,410)
Repayment of notes payable	(136,816)	—
Borrowing on line of credit	—	342,403
Repayment on line of credit, net	(540,250)	—
Repayments on capital lease obligations	(2,305)	—
Repayments on capital lease obligations from discontinued operations	(5,910)	(17,206)
Restricted cash	540,250	(342,403)
Proceeds from stock offering	3,600,000	2,499,999
Proceeds from securities purchase agreement	1,400,000	593,876
Proceeds from exercise of warrants	—	921,985
Payment of placement agent and registration fees and other direct costs	(674,458)	(166,474)
Employee taxes paid for vesting of restricted stock	(24,048)	(9,434)
Net cash provided by financing activities	4,156,463	3,653,250
Net increase (decrease) in cash and cash equivalents	1,355,249	(4,532,721)
Cash and cash equivalents
Beginning of period	596,046	5,804,458
End of period	$1,951,295	$1,271,737

Supplemental cash flows disclosures:
Cash paid during the period for interest	$16,328	$24,165
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$2,713,550	$—
Conversion of common stock warrant liability upon exercise of warrants	$—	$211,594
Common stock warrant liability issued in connection with agency placement fee	$89,010	$—
Preferred deemed dividend	$975,460	$—
Preferred stock dividends paid in common stock	$77,788	$—
Restricted shares vested to a supplier	$51,158	$—
Property and equipment acquired through capital lease	$11,000	$—
Property and equipment acquired through capital lease – discontinued operations	$—	$9,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2010 and 2009 appearing in our Form 10-K. The September 30, 2011 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

At the Annual Meeting of Stockholders held on March 31, 2011, our stockholders approved an amendment to our Certificate of Incorporation to, among other things, formally change the name of the company from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.”. The name change became effective on April 6, 2011.

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

Discontinued operations

Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (ASC) 360, “Impairment or Disposal of Long-Lived Assets,” (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On September 10, 2010, we announced that we were exiting the solar panel installation business. The exit from the installation business was essentially completed by the end of 2010, other than potential warranty payments related to past installations. (See “Manufacturer and Installation Warranties”). The exit from the installation business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360.

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $99,000 at September 30, 2011 and $52,000 at December 31, 2010, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	September 30, 2011 (Unaudited)	December 31, 2010
Beginning accrued warranty balance (January 1)	$51,860	$8,404
Reduction for labor payments and claims made under the warranty	—	—
Accruals related to warranties issued during the period	47,380	43,456
Ending accrued warranty balance	$99,240	$51,860

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.2 million at September 30, 2011 and December 31, 2010 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 13.25 years as of September 30, 2011, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Common Stock Warrant Liabilities

In March 2009 and February 2011, we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the March 2009 and February 2011 warrant agreements related to these offerings include a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. In addition, the terms of the warrant agreement related to the February 2011 offering include a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period-end. (See Note 12. “Stock Warrants” relating to the Series E and K warrants).

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations (ASU 2010-29). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for any acquisitions occurring on or after the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. As a result of the decision to exit the California installation business, we recorded a restructuring charge totaling approximately $2.6 million for the quarter ended September 30, 2010, the majority of which consisted of non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $809,000 related to headcount reductions, which was paid in shares of our common stock, (ii) inventory write downs of $698,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $239,000.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, and consist of the following:

Assets of discontinued operations:	September 30, 2011 (unaudited)	December 31, 2010
Accounts receivable and other receivables	$47,786	$501,454
Prepaid expenses and other current assets	34,414	69,207
Other assets	16,752	47,543
Total current assets of discontinued operations	98,952	618,204
Security deposits on operating leases	9,913	21,724
Security deposit – escrow account for installation jobs	200,000	—
Total assets of discontinued operations	$308,865	$639,928

Liabilities of discontinued operations:	September 30, 2011 (unaudited)	December 31, 2010
Accounts payable	$—	$130,282
Customer rebate payable	—	19,200
Accrued liabilities	132,688	131,139
Accrued warranty	1,169,267	1,246,594
Deferred revenue	50,520	93,751
Current portion of capital lease obligations	1,034	2,961
Total current liabilities	1,353,509	1,623,927

Capital lease obligations, less current portion	819	4,803
Other long-term liabilities	20,127	82,285
Total discontinued operations liabilities	$1,374,455	$1,711,015

We entered into a Supply and Warranty Agreement and Master Assignment Agreement with Real Goods Solar, Inc. (Real Goods), pursuant to which Real Goods has agreed to perform certain warranty work. The terms of the agreement provide that an escrow account be established as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for this warranty work.  In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow account. The amount is reflected in long-term assets of discontinued operations in the balance sheet.  The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement.

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, and consist of the following:

Assets held for sale:	September 30, 2011 (unaudited)	December 31, 2010
Inventory	$18,855	$253,370
Office equipment	—	2,869
Furniture and fixtures	—	15,085
Vehicles	—	18,727
	$18,855	$290,051

4. Accounts Receivable

Accounts receivable consists of the following:
	September 30, 2011 (Unaudited)	December 31, 2010
Trade accounts	$1,059,261	$917,588
Less: Allowance for bad debts	(15,000)	(5,000)
	$1,044,261	$912,588

5. Inventory

Inventory consists of the following:
	September 30, 2011 (Unaudited)	December 31, 2010
Work in process	$77,348	$591,463
Finished goods	3,181,158	3,631,337
	$3,258,506	$4,222,800

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	September 30, 2011 (Unaudited)	December 31, 2010
Office equipment	$552,255	$513,862
Leasehold improvements	148,759	148,407
Vehicles	17,992	30,226
	719,006	692,495
Less: Accumulated depreciation and amortization	(505,988)	(357,631)
	$213,018	$334,864

Depreciation expense for the three and nine months ended September 30, 2011 was approximately $46,000 and $155,000, respectively. Depreciation expense for the three and nine months ended September 30, 2010 was approximately $37,000 and $101,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	September 30, 2011 (Unaudited)	December 31, 2010
Accrued salaries, wages, benefits and bonus	$94,277	$168,616
Sales tax payable	5,531	21,823
Accrued accounting and legal fees	103,915	92,390
Allowance for returns	102,749	294,590
Customer deposit payable	70,370	—
Other accrued liabilities	160,659	30,404
	$537,501	$607,823

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

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding.  The 2011 Credit Facility is secured by substantially all of our assets.  As of September 30, 2011, there was nothing borrowed under the 2011 Credit Facility.

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

On March 25, 2011, we entered into a Supply Agreement with Light Way Green New Energy Co., Ltd (Lightway). Lightway is a leading international vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway provides an additional source of supply for our proprietary Westinghouse solar panels. In consideration of the new contract manufacturing arrangement, we agreed to issue to Lightway shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. On July 31, 2011, in conjunction with their first shipment, Lightway was issued 361,111 unvested shares of our common stock. The shares will vest ratably on a monthly basis over a one year period beginning August 31, 2011, and, as of September 30, 2011, 60,186 shares have vested. The unvested shares are subject to forfeiture in the event of termination of the Supply Agreement by either party.

On August 16, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 990,099 shares of common stock at a price of $1.01 per share, along with the sale of Series L Warrants to purchase up to 643,564 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $1.17 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $1,000,000. Under the securities purchase agreement, we agreed to amend the outstanding Series J Warrants, such that the exercise price of the Series J Warrants is reduced from $2.44 per share to $1.17 per share. In addition, each of the Series J Warrants, (i) is not exercisable until the six month anniversary of the closing under the August 16, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series J Warrants were originally issued on October 7, 2010, and represent the right to purchase up to an aggregate of 400,001 shares of common stock.

As a result of the August 16, 2011 securities sale, (i) the conversion price of the Series B Preferred was reduced from $1.80 per share of common stock to $1.01 per share of common stock, and (ii) the exercise price of the Series K Warrants was reduced from $2.40 to $1.01 per share. The Series K Warrants were originally issued on February 22, 2011 and represent the right to purchase up to an aggregate of 1,700,002 shares of common stock.

On September 28, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 500,000 shares of common stock at a price of $0.80 per share, along with the sale of Series M Warrants to purchase up to 325,000 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $0.81 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $500,000. Under the securities purchase agreement, we agreed to amend the outstanding Series L Warrants, such that the exercise price of the Series L Warrants is reduced from $1.17 per share to $0.81 per share. In addition, each of the Series L Warrants, (i) is not exercisable until the six month anniversary of the closing under the September 28, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series L Warrants were originally issued on August 16, 2011, and represent the right to purchase up to an aggregate of 643,564 shares of common stock.

As a result of the September 28, 2011 securities sale, (i) the conversion price of the Series B Preferred was reduced from $1.01 per share of common stock to $0.80 per share of common stock, and (ii) the exercise price of the Series K Warrants was reduced from $1.01 to $0.80 per share. The Series K Warrants were originally issued on February 22, 2011 and represent the right to purchase up to an aggregate of 1,700,002 shares of common stock.  As of September 30, 2011, there were 2,272.686 shares of Series B Preferred outstanding.  After adjustment to the conversion price as a result of the September 28, 2011 securities purchase agreement, the outstanding Series B Preferred is convertible into 2,556,772 shares of common stock.

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of September 30, 2011, 1,727 shares of preferred stock had been converted into 891,601 shares of common stock.

The Securities Purchase Agreement also includes standstill provisions under which we agree not to engage in other stock issuances for specified periods of time, and rights of participation under which the purchasers had rights to participate in future debt and equity offerings of our securities. The Certificate of Designation to create the Series B Preferred includes certain negative covenants regarding indebtedness and other matters, and includes provisions under which the holders of the Series B Preferred are entitled to demand redemption for cash upon specified triggering events. The Series B Preferred bears dividends at the rate 4% per year for the first year, and 8% per year thereafter, payable in stock or in cash at our election, subject to certain restrictions.

In connection with the sale of the Securities under the Securities Purchase Agreement, we entered into a registration rights agreement with the purchasers (the “Registration Rights Agreement”). In accordance with the Registration Rights Agreement, we filed a registration statement, on March 18, 2011, to register for resale the shares of common stock issued and issuable to the purchasers upon conversion of the Series B Preferred and the shares issuable upon exercise of the Series K Warrants.  The registration statement was declared effective on June 17, 2011. Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statement until all securities registered thereunder are sold or otherwise can be sold pursuant to Rule 144, without restriction.

On the date of issuance, we recorded the value of the Series B Preferred of $1.0 million and of the warrants of $2.6 million on our balance sheet. The closing price of our common stock on the date of issuance was used to value the Series B Preferred and we used the Black-Scholes model to value the Series K Warrants. For purposes of calculating the fair value of the warrants, we used a risk free rate of return of 1.4%, an expected life of 4.1 years and a volatility percentage of 103.2%. The intrinsic value of the beneficial conversion feature is considered a preferred deemed dividend totaling $975,000 to the preferred shareholders, and was charged to additional paid-in capital on our condensed consolidated balance sheets and net loss attributable to common stockholders on our condensed consolidated statements of operations.

Pursuant to our August 16, 2011 securities sale, the conversion price of the Series B Preferred was reduced from $1.80 to $1.01 per share of common stock and, pursuant to our September 28, 2011 securities sale, the conversion price of the Series B Preferred was further reduced to $0.80 per share of common stock. The maximum intrinsic value of the beneficial conversion feature was previously recorded on the date of issuance for the Series B Preferred and, consequently, no additional preferred deemed dividend was recorded as a result of the reduction in the conversion price of the Series B Preferred.

Effective August 23, 2011, we amended our Certificate of Designation of Preferences, Rights and Limitations of the Series B 4% Convertible Preferred Stock to amend the terms of the outstanding Series B 4% Convertible Preferred Stock.  The principal changes included in the Certificate of Amendment are to: (i) add a hard floor price of $0.10 per share of common stock as a limitation to any future conversion price adjustment to the Series B Preferred Stock resulting from future sales of common stock (or common stock equivalents) or at the one year anniversary of the original issuance date (February 18, 2012) if the recent trading price (20 day VWAP) is below the then current conversion price; (ii) reclassify the consequence of certain breaches and triggering events such that the holders of the Series B Preferred Stock would not be entitled to potentially receive cash redemption in such events, but instead would have rights to receive additional shares of common stock (either in the form of increased dividend payments or upon redemption of their Series B Preferred); and (iii) take into account certain adjustment events that have occurred since the Original Filing, including the 1-for-4 reverse stock split of our common stock implemented after the close of business on April 13, 2011. The purpose for adopting the Certificate of Amendment is to implement revisions that will cause the balance sheet value associated with the Series B Preferred Stock to be treated as stockholders’ equity, rather than as “mezzanine” equity, for accounting purposes.

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 2,273,405 shares available for issuance under the Stock Plan as of September 30, 2011.

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

We recognized stock-based compensation expense of approximately $236,000 and $1.6 million during the three months ended Sept 30, 2011 and 2010, respectively, and approximately $842,000 and $2.5 million during the nine months ended September 30, 2011 and 2010, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2011:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2011	101,446	$7.57
Granted	179,086	$2.10
Forfeited/cancelled	(33,278)	$4.61
Released/vested	(88,782)	$5.12
Outstanding and not vested at September 30, 2011	158,472	$3.39

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2011 and December 31, 2010, there was approximately $452,648 and $682,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three and nine months ended September 30, 2011 was approximately $38,999 and $148,833. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2011, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2011:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2011	999,775	$8.66
Granted	272,209	$2.14
Forfeited/cancelled/expired	(299,730)	$11.36
Exercised	—	$-
Outstanding at September 30, 2011	972,254	$6.00
Exercisable at September 30, 2011	407,925	$9.89

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the three and nine months ended September 30, 2011 and 2010 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average volatility	—	109.0%	103.1%	109.0%
Expected dividends	—	0.0%	0.0%	0.0%
Expected life	—	3.0 years	3.0 years	3.0 years
Weighted-average risk-free interest rate	—	1.4%	1.2%	1.4%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.34 for the stock options to purchase 272,209 shares of common stock granted during the nine months ended September 30, 2011. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of September 30, 2011 and December 31, 2010, was 3.4 years and 3.5 years, respectively. The total estimated fair value of stock options vested during the three and nine months ended September 30, 2011 was approximately $105,378 and $476,268, respectively. The aggregate intrinsic value of stock options outstanding as of September 30, 2011 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2011 and December 31, 2010, there was approximately $701,000 and $1.3 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.8 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the nine months ended September 30, 2011, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of September 30, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.3%, an expected life of 2.4 years; an expected volatility factor of 109.2% and a dividend yield of 0.0%. The fair value of the warrants decreased to $55,000 as of September 30, 2011 and we recognized a $231,000 favorable non-cash adjustment from the change in fair value of these warrants for the nine months ended September 30, 2011.

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

On October 7, 2010, we entered into a securities purchase agreement and issued Series J Warrants to purchase 400,001 shares of common stock at an exercise price of $2.44 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.54%, an expected life of 4.1 years; an expected volatility factor of 103.7% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $694,000, which was allocated to additional paid in capital. Under the securities purchase agreement, we also agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants was reduced to $2.44 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant was not exercisable until the six month anniversary of the closing under the securities Purchase agreement, and (ii) the expiration date was extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 339,677 shares of our common stock. The estimated value assigned to the reduction in exercise price and extension of these warrants was approximately $97,000. As the terms of the Series I Warrants are classified as equity, as opposed to liability, there was no accounting impact as a result of the amendment to the Series I Warrant agreement.

On February 17, 2011, we entered into a securities purchase agreement and issued Series K Warrants to purchase up to 1,700,002 shares of common stock at an exercise price of $2.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $2.6 million, of which $2.6 million was reflected as common stock warrant liability with an offset to preferred stock as of the offering close date. As a result of the August 16, 2011 security sale, the exercise price of the Series K warrants was reduced from $2.40 to $1.01; as a result of the September 28, 2011 security sale, the exercise price of the Series K warrants was further reduced from $1.01 to $0.80. The estimated value assigned to the reduction in exercise price was $270,000 and $50,000, respectively, on August 16, 2011 and September 28, 2011, and we recognized a non-cash charge from the change in the fair value of the warrants. As of September 30, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.4%, an expected life of 3.5 years; an expected volatility factor of 109.2% and a dividend yield of 0.0%. The fair value of the warrants decreased to $875,000 as of September 30, 2011 and we recognized a $1.7 million favorable non-cash adjustment from the change in fair value of these warrants for the nine months ended September 30, 2011.

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

On August 16, 2011, we entered into a securities purchase agreement and issued Series L Warrants to purchase up to 643,564 shares of common stock at an exercise price of $1.17 per share, which warrants were not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.3%, an expected life of 4.1 years; an expected volatility factor of 109.5% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $554,000. In connection with the August 16, 2011 securities purchase agreement, we agreed to extend the term of the remainder of our outstanding Series J Warrants until March 28, 2017. The estimated value assigned to the reduction in exercise price and extension of these warrants was approximately $86,000. As the terms of the Series J Warrants are classified as equity, as opposed to liability, there was no accounting impact as a result of the amendment to the Series J Warrant agreement.

On September 28, 2011, we entered into a securities purchase agreement and issued Series M Warrants to purchase up to 325,000 shares of common stock at an exercise price of $0.81 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.4%, an expected life of 4.1 years; an expected volatility factor of 109.1% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $193,000. In connection with the September 28, 2011 securities purchase agreement, we agreed to extend the term of the remainder of our outstanding Series L Warrants until March 28, 2017. The estimated value assigned to the reduction in exercise price and extension of these warrants was approximately $31,000. As the terms of the Series L Warrants are classified as equity, as opposed to liability, there was no accounting impact as a result of the amendment to the Series L Warrant agreement.

The following table summarizes the Warrant activity for the nine months ending September 30, 2011:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	1,503,998	$9.32
Issued	2,758,269	$0.84
Exercised	—	$—
Cancelled/expired	—	$—
Outstanding at September 30, 2011	4,262,267	$3.71

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Numerator:
Net loss	$(744,913)	$(6,195,552)	$(3,386,164)	$(11,084,409)
Less: Net loss allocated to participating securities	10,121	95,538	50,464	196,129
Net loss attributable to stockholders	(734,792)	$(6,100,014)	(3,335,700)	$(10,888,280)
Preferred stock dividend	(77,788)	—	(77,788)	—
Preferred deemed dividend	—	—	(975,460)	—
	$(812,580)	$(6,100,014)	$(4,388,948)	$(10,888,280)
Denominator:
Weighted-average shares outstanding	12,785,581	10,190,524	11,970,112	9,712,604
Weighted-average unvested restricted shares outstanding	(173,713)	(157,142)	(178,390)	(171,856)
Denominator for basic net loss per share	12,611,868	10,033,382	11,791,722	9,540,748

Basic net loss per share attributable to common stockholders	$(0.06)	$(0.61)	$(0.37)	$(1.14)

Diluted:
Numerator:
Net loss	$(744,913)	$(6,195,552)	$(3,386,164)	$(11,084,409)
Less: Net loss allocated to participating securities	10,121	95,538	50,464	196,129
Net loss attributable to stockholders	(734,792)	$(6,100,014)	(3,335,700)	$(10,888,280)
Preferred stock dividend	(77,788)	—	(77,788)	—
Preferred deemed dividend	—	—	(975,460)	—
	$(812,580)	$(6,100,014)	$(4,388,948)	$(10,888,280)
Denominator:
Denominator for basic calculation	12,785,581	10,190,524	11,970,112	9,712,604
Weighted-average effect of dilutive stock options	—	—	—	—
Denominator for diluted net loss per share	12,785,581	10,190,524	11,970,112	9,712,604

Diluted net loss per share attributable to common stockholders	$(0.06)	$(0.61)	$(0.37)	$(1.14)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	September 30, 2011	December 31, 2010
Stock options outstanding	972,254	999,775
Unvested restricted stock	158,472	101,446
Warrants to purchase common stock	4,262,267	1,503,998
Preferred stock convertible into common stock	2,556,772	—

14. Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At September 30, 2011 and December 31, 2010, there was approximately $1.7 million and $1.0 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter.  During the three and nine months ended September 30, 2011 and 2010, four customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Real Goods Solar (Real Goods), a leading residential solar energy installation company/integrator and Highland Solar (Highland), a Canadian solar distributor. For the three and nine months ended September 30, 2011 and 2010, the percentages of sales to Lennar, Lennox, Real Goods and Highland are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Lennar Corporation	37.2%	—	24.0%	—
Lennox International Inc.	7.2%	32.5%	21.9%	27.1%
Real Goods Solar	—	13.2%	3.7%	5.6%
Highland Solar	—	8.8%	—	21.4%

Lennar accounted for 19.9% of our gross accounts receivable as of September 30, 2011, and had no receivable balance as of December 31, 2010.  Lennox accounted for 6.7% and 1.0% of our gross accounts receivable as of September 30, 2011, and December 31, 2010, respectively. Real Goods accounted for 1.4% and 73.3% of our gross accounts receivable as of September 30, 2011, and December 31, 2010, respectively. Highland had no receivable balance as of September 30, 2011, or December 31, 2010.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 58.1% and 48.4% of materials purchased during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, accounts payable included amounts owed to the top three vendors of approximately $2.1 million. At December 31, 2010, accounts payable included amounts owed to the top three vendors of approximately $1.1 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. We believe that our commercial relationship with each of these suppliers is good. Although we had a significant amount of inventory on hand as of September 30 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Assets	Level 1	Level 2	Level 3	September 30, 2011
Fair value of cash equivalents – money market	$1,400,947	$—	$—	$1,400,947
Total	$1,400,947	$—	$—	$1,400,947

Liabilities	Level 1	Level 2	Level 3	September 30, 2011
Fair value of common stock warrant liability	$—	$—	$930,102	$930,102
Accrued rent related to office closures	—	—	107,641	107,641
Total	$—	$—	$1,037,743	$1,037,743

Cash equivalents represent the fair value of our investment in a money market account as of September 30, 2011. A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 13. The accrued rent relates to a non-cash charge for the closure of our Anaheim, Clovis and San Diego, California locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.0% to 1.2%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011:
	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2011	$209,654	$285,673	$495,327
Total realized and unrealized gains or losses	508	(1,980,110)	(1,979,602)
Repayments	(102,521)	—	(102,521)
Net transfers in and/or (out) of level 3	—	2,624,539	2,624,539
Ending balance – September 30, 2011	$107,641	$930,102	$1,037,743

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and nine months ended September 30, 2011, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On May 18, 2009, we and certain of our officers were named in a class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit.  On October 22, 2010, plaintiffs moved the court to certify themselves as a class, and on March 10, 2011, the District Court granted plaintiffs’ motion for class certification.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight over the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance.

On or about July 12, 2011, the parties reached an agreement in principle to settle the class and state derivative actions.  Plaintiffs in the federal derivative action agreed to voluntarily dismiss that case. On August 25, 2011, the parties to the class action signed a stipulation of settlement.  The class action settlement would result in a release of all claims and a cash payment to be made exclusively from the proceeds of directors’ and officers’ liability insurance.  On September 15, 2011, the court preliminarily approved the class action settlement, approved the class notice, and set a final settlement approval hearing for December 12, 2011.

On September 1, 2011, the parties to the state derivative action signed a stipulation of settlement. The settlement would result in a release of all claims, implementation of certain corporate governance measures and payment of attorneys' fees to be paid exclusively from the proceeds of directors’ and officers’ liability insurance.  On September 20, 2011, the parties filed the proposed state derivative action settlement with the state court. The state court preliminarily approved the state derivative action settlement on October 7, 2011, and set a final settlement approval hearing for December 2, 2011. Neither the class action nor the state derivative action settlement will become final until final court approvals are obtained.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. (Zep). in the United States District Court for the Northern District of California, San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (the ‘800 patent). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in the ‘800 patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the ‘800 patent re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of the re-examination proceeding in the USPTO. On June 7, 2011, the USPTO issued a Reexamination Certificate for some of the original claims of the ‘800 patent. On June 7, 2011, the defendants submitted a second request for reexamination challenging the remaining claims of the ‘800 patent. On July 15, 2011, the USPTO granted the request to open a reexamination proceeding concerning the remaining claims. The District Court has ordered that the lawsuit remain stayed during this process.  We intend to aggressively pursue this case upon completion of the reexamination process. On August 2, 2011 the USPTO issued Patent No. 7,987,641 (the ‘641 patent) to Andalay Solar, Inc. covering additional inventions pertaining to a solar panel with integrated racking. On August 2, 2011, Zep and Trina Solar filed a complaint in the United States District Court for the Northern District of California, San Francisco Division for declaratory judgment of non-infringement and invalidity of the ,’641 patent.  On August 5, 2011, Zep filed an Inter Parties Reexamination request for the ’641 patent. We intend to aggressively defend our patent rights related to the ‘641 patent. On October 4, 2011, we filed a complaint with the International Trade Commission (ITC) accusing Zep and Canadian Solar of infringing two Westinghouse Solar patents – the ’800 patent and the ’641 patent.  In the ITC Complaint, we seek relief that includes, among other things, the institution of an investigation of Zep and Canadian Solar, a permanent exclusion order barring certain Zep and Canadian Solar products from being imported into the United States, as well as a cease and desist order prohibiting the importation, sale, or advertising of these products.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

On October 4, 2011, we received a letter from The NASDAQ Stock Market indicating that for 30 consecutive business days our common stock did not maintain a minimum bid price of $1.00 per share as required by NASDAQ Listing Rule 5550(a)(2).

The notification of non-compliance has no immediate effect on the listing or trading of our common stock on The NASDAQ Capital Market.  Under the NASDAQ Listing Rules, if during the 180 calendar days following the date of the notification (that is, prior to April 2, 2012) the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and the matter will be closed. If we do not regain compliance with the Minimum Bid Price Requirement by April 2, 2012, NASDAQ will provide written notification that our common stock is subject to delisting. We may receive an additional 180 day grace period (a total of 360 days from October 4, 2011) to regain compliance with the minimum bid price requirement, provided that we are then in compliance with the initial listing standards for The NASDAQ Capital Market, other than the Minimum Bid Price Requirement. Alternatively, we may appeal NASDAQ’s determination to a NASDAQ Hearing Panel at such time as we receive any notification that we have no further grace period.

We have evaluated subsequent events through the date of this filing, noting no other events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2011.

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

Concentration of Risk in Customer and Supplier Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter.  During the three and nine months ended September 30, 2011 and 2010, four customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Real Goods Solar (Real Goods), a leading residential solar energy installation company/integrator and Highland Solar (Highland), a Canadian solar distributor. For the three and nine months ended September 30, 2011 and 2010, the percentages of sales to Lennar, Lennox, Real Goods and Highland are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Lennar Corporation	37.2%	—	24.0%	—
Lennox International Inc.	7.2%	32.5%	21.9%	27.1%
Real Goods Solar	—	13.2%	3.7%	5.6%
Highland Solar	—	8.8%	—	21.4%

Lennar accounted for 19.9% of our gross accounts receivable as of September 30, 2011, and had no receivable balance as of December 31, 2010.  Lennox accounted for 6.7% and 1.0% of our gross accounts receivable as of September 30, 2011, and December 31, 2010, respectively. Real Goods accounted for 1.4% and 73.3% of our gross accounts receivable as of September 30, 2011, and December 31, 2010, respectively. Highland had no receivable balance as of September 30, 2011, or December 31, 2010.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 58.1% and 48.4% of materials purchased during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, accounts payable included amounts owed to the top three vendors of approximately $2.1 million. At December 31, 2010, accounts payable included amounts owed to the top three vendors of approximately $1.1 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. We believe that our commercial relationship with each of these suppliers is good. Although we had a significant amount of inventory on hand as of September 30 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended September 30,
	2011		2010
Net revenue	$3,373,692	100.0%	$2,142,229	100.0%
Cost of goods sold	3,090,257	91.6%	1,827,931	85.3%
Gross profit	283,435	8.4%	314,298	14.7%
Operating expenses:
Sales and marketing	560,034	16.6%	267,847	12.5%
General and administrative	1,325,166	39.3%	2,321,830	108.4%
Total operating expenses	1,885,200	55.9%	2,589,677	120.9%
Loss from operations	(1,601,765)	(47.5)%	(2,275,379)	(106.2)%
Other income (expense):
Interest income (expense), net	49,869	1.5%	(5,059)	(0.2)%
Unrealized gain on adjustment to the fair value of common stock warrants	849,121	25.2%	81,857	3.8%
Total other income (expense)	898,990	26.6%	76,798	3.6%
Loss before provision for income taxes	(702,775)	(20.8)%	(2,198,581)	(102.6)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(702,775)	(20.8)%	(2,198,581)	(102.6)%
Discontinued Operations
Loss from discontinued operations	(42,138)	(1.2)%	(3,996,971)	(186.6)%
Net loss	$(744,913)	(22.1)%	$(6,195,552)	(289.2)%

Loss from continuing operations per common and common equivalent share (basic and diluted):	$(0.05)		$(0.22)

Loss from discontinued operations per common and common equivalent share (basic and diluted:	$(0.00)		$(0.39)

Net loss per common and common equivalent share (basic and diluted):	$(0.06)		$(0.61)

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

Net revenue

We generate revenue from the sale of solar power systems. In the three months ended September 30, 2011, we generated $3.4 million of revenue, an increase of $1.2 million, or 57.5%, compared to $2.1 million of revenue in the three months ended September 30, 2010. The increase in revenue was due to a larger unit volume of product sales as a result of the growth of our network of distribution dealers, increased sales to our strategic partners and more competitive pricing.

Cost of goods sold

Cost of goods sold as a percent of revenue during the three months ended September 30, 2011, was 91.6% of net revenue, compared to 85.3% during the three months ended September 30, 2010. Gross profit from continuing operations for the three months ended September 30, 2011 was $283,000, or 8.4% of revenue, compared to $314,000 or 14.7% of revenue for the same period in 2010. The decrease in gross margin in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, was due to reduced customer pricing to encourage customers to switch to our new lower cost, larger format panels that began shipping to customers during third quarter of 2011. The lower average sale prices were partially offset by lower panel and component costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2011 were $560,000, or 16.6% of net revenue as compared to $268,000, or 12.5% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the three months ended September 30, 2011, reflects higher expenditures for payroll and commissions of $147,000 and Westinghouse licensing fees, trade shows and advertising expense of $120,000 supporting the expansion of our distribution business.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2011 were $1.3 million, or 39.3% of net revenue as compared to $2.3 million, or 108.4% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended September 30, 2011 was due primarily to reductions in stock compensation expense of $494,000, payroll costs of $135,000, professional fees of $120,000, rent expense of $41,000, travel costs of $32,000, computer costs of $27,000, office supplies of $21,000, postage expense of $18,000, telephone expense of $15,000 and utilities of $13,000, partially offset by an increase in research and development costs of $22,000.

Interest, net

During the three months ended September 30, 2011, net interest income was approximately $50,000 compared with interest expense of $5,000 for the same period in 2010.

Adjustment to the fair value of common stock warrants

During the three months ended September 30, 2011, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $849,000 in our condensed consolidated statements of operations. The fair value of the warrants are lower now primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the three months ended September 30, 2010, we recorded mark-to-market adjustments resulting in a $82,000 unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the three months ended September 30, 2011 and September 30, 2010, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the quarter ended September 30, 2011 was $703,000, or $0.05 per share, compared to a net loss from continuing operations of $2.2 million, or $0.22 per share, for the quarter ended September 30, 2010. The net loss includes favorable non-cash adjustments to the fair value of common stock warrants of $849,000 and $82,000 for the quarters ended September 30, 2011 and 2010, respectively. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the quarter ended September 30, 2011 was $1.6 million, or $0.12 per share, compared to a net loss of $2.3 million, or $0.22 per share, for the third quarter of 2010.

Gain (loss) from discontinued operations

During the quarter ended September 30, 2011, we recorded a $42,000 net loss from the discontinuance of our installation business segment, compared with a loss of $4.0 million during the same period in 2010. The decrease was due to the timing of when we restructured our operations.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Nine Months Ended September 30,
	2011		2010
Net revenue	$8,125,783	100.0%	$5,096,656	100.0%
Cost of goods sold	7,370,662	90.7%	4,325,204	84.9%
Gross profit	755,121	9.3%	771,452	15.1%
Operating expenses:
Sales and marketing	1,606,465	19.8%	705,610	13.8%
General and administrative	4,468,380	55.0%	7,032,474	138.0%
Total operating expenses	6,074,845	74.8%	7,738,084	151.8%
Loss from operations	(5,319,724)	(65.5)%	(6,966,632)	(136.7)%
Other income (expense):
Interest income (expense), net	(7,980)	(0.1)%	76	0.0%
Unrealized gain (loss) on adjustment to the fair value of common stock warrants	1,980,110	24.4%	1,876,759	36.8%
Total other income (expense)	1,972,130	24.3%	1,876,835	36.8%
Loss before provision for income taxes	(3,347,594)	(41.2)%	(5,089,797)	(99.9)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(3,347,594)	(41.2)%	(5,089,797)	(99.9)%
Discontinued Operations
Loss from discontinued operations	(38,570)	(0.5)%	(5,994,612)	(117.6)%
Net loss	(3,386,164)	(41.7)%	(11,084,409)	(217.5)%
Preferred stock dividend	(77,788)	(1.0%)	—	0.0%
Preferred deemed dividend	(975,460)	(12.0)%	—	0.0%
Net loss attributable to common stockholders	$(4,439,412)	(54.6)%	$(11,084,409)	(217.5)%

Loss from continuing operations per common and common equivalent share (basic and diluted):	$(0.28)		$(0.53)

Loss from discontinued operations per common and common equivalent share (basic and diluted:	$(0.00)		$(0.61)

Net loss per common and common equivalent share (basic and diluted):	$(0.37)		$(1.14)

Net revenue

We generate revenue from the sale of solar power systems. In the nine months ended September 30, 2011 we generated $8.1 million of revenue, an increase of $3.0 million, or 59.4%, compared to $5.1 million of revenue in the nine months ended September 30, 2010. The increase in revenue was due to the growth of our network of distribution dealers, increased revenue from our strategic partners and more competitive pricing.

Cost of goods sold

Cost of goods sold as a percent of revenue during the nine months ended September 30, 2011 was 90.7% of net revenue compared to 84.9% during the nine months ended September 30, 2010. Gross profit from continuing operations for the nine months ended September 30, 2011 was $755,000, or 9.3% of revenue, compared to $771,000 or 15.1% of revenue for the same period in 2010. The decrease in gross margin in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, was due to reduced customer pricing to encourage customers to switch to our new lower cost, larger format panels that we began shipping to customers in the third quarter of 2011. The decrease in margin in the nine months ended September 30, 2011 was also due to higher inventory overhead allocations in the current year, partially offset by lower panel and component costs.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2011 were $1.6 million, or 19.8% of net revenue as compared to $706,000, or 13.8% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the nine months ended September 30, 2011, reflects higher expenditures for Westinghouse licensing fees, trade shows and advertising expense of $428,000, increases in payroll and commissions of $373,000 and increases in travel costs of $81,000, supporting the expansion of our distribution business.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2011 were $4.5 million, or 55.0% of net revenue as compared to $7.0 million, or 138.0% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the nine months ended September 30, 2011 was due primarily to reductions in stock compensation expense of $733,000, payroll costs of $675,000, professional fees of $232,000, research and development costs of $177,000 and travel expense of $103,000.

Interest, net

During the nine months ended September 30, 2011, net interest expense was approximately $8,000, compared to essentially zero in interest income recorded during the same period in 2010. The change was primarily due to interest expense related to preferred stock.

Adjustment to the fair value of common stock warrants

During the nine months ended September 30, 2011, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $2.0 million in our condensed consolidated statements of operations. The fair values of the warrants are lower now primarily due a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the nine months ended September 30, 2010, we recorded mark-to-market adjustments resulting in a $1.9 million unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the nine months ended September 30, 2011 and September 30, 2010, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the nine months ended September 30, 2011 was $3.3 million, or $0.28 per share, compared to a net loss from continuing operations of $5.1 million, or $0.53 per share, for the nine months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 included a favorable non-cash adjustment to the fair value of common stock warrants of $2.0 million. Net loss for the nine months ended September 30, 2010 included a favorable non-cash adjustment of $1.9 million to reflect the fair value of common stock warrants.

Gain (loss) from discontinued operations

During the nine months ended September 30, 2011, we recorded a $39,000 net loss from the discontinuance of our installation business segment, compared with a loss of $6.0 million during the same period in 2010. The decrease was due to the timing of when we restructured our operations.

Preferred deemed dividend

In connection with our sale of Series B Preferred Stock and Series K Warrants on February 17, 2011, on the date of issuance, we recorded the fair value of the warrants of $2.6 million as “Common stock warrant liability” with the residual value of $975,460 allocated to “Convertible redeemable preferred stock.” We used the Black-Scholes model to value the Series K warrants. For purposes of calculating the fair value of the warrants, we used a risk free rate of return of 1.4%, an expected life of 4.1 years and a volatility percentage of 103.2%. We also recorded the beneficial conversion feature of $975,460 as a preferred deemed dividend. The amount of the beneficial conversion feature was limited to the amount of proceeds allocated to the instrument. In addition, direct fundraising costs of approximately $532,000 and warrants to purchase 60,000 shares of our common stock issued to the placement agent, valued at $89,010, were deducted from the proceeds raised.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund our purchases of solar panels and microinverters, and to cover our payroll and lease expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. In September 2010, we exited our solar installation business to focus exclusively on our design and manufacturing business. The shift in our business focus reduced our quarterly operating cash expenses. We have plans to reach breakeven cash flow from operations in 2012. In the event that our revenue or our margins are lower than anticipated, it will take us longer to reach breakeven cash flows, and further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of September 30, 2011, we had approximately $2.0 million in cash on hand and $750,000 available on our credit facility (the “2011 Credit Facility”) with Bridge Bank National Association (“Bridge Bank”). We intend to address ongoing working capital needs through continued careful management of our operations along with obtaining debt financing and raising additional equity. As an additional potential source of capital, our outstanding warrants provide the possibility for us to receive additional proceeds upon the exercise of warrants, depending on market conditions. We also have an effective shelf registration statement, permitting us to raise funds in the public markets from time to time. We believe that funds available to us through debt and equity financing and funds generated by our operations are adequate to fund our anticipated cash needs, at least through the next twelve months. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

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

On February 15, 2011, we entered into the 2011 Credit Facility with Bridge Bank to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding.  The 2011 Credit Facility is secured by substantially all of our assets. As of September 30, 2011, there was nothing borrowed under the 2011 Credit Facility.

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

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock, with each such share of Series B Preferred Stock initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability. The aggregate purchase price for the Securities was $3,600,000. During the nine months ended September 30, 2011, 1,727 shares of preferred stock had been converted into 891,601 shares of common stock.

On August 16, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 990,099 shares of common stock at a price of $1.01 per share, along with the sale of Series L Warrants to purchase up to 643,564 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $1.17 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $1,000,000. Under the securities purchase agreement, we agreed to amend the outstanding Series J Warrants, such that the exercise price of the Series J Warrants is reduced from $2.44 per share to $1.17 per share. In addition, each of the Series J Warrants, (i) is not exercisable until the six month anniversary of the closing under the August 16, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series J Warrants were originally issued on October 7, 2010, and represent the right to purchase up to an aggregate of 400,001 shares of common stock.

As a result of the August 16, 2011 securities sale, (i) the conversion price of the Series B Preferred was reduced from $1.80 per share of common stock to $1.01 per share of common stock, and (ii) the exercise price of the Series K Warrants was reduced from $2.40 to $1.01 per share. The Series K Warrants were originally issued on February 22, 2011 and represent the right to purchase up to an aggregate of 1,700,002 shares of common stock.

On September 28, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 500,000 shares of common stock at a price of $0.80 per share, along with the sale of Series M Warrants to purchase up to 325,000 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $0.81 per share. The warrants are not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $500,000. Under the securities purchase agreement, we agreed to amend the outstanding Series L Warrants, such that the exercise price of the Series L Warrants is reduced from $1.17 per share to $0.81 per share. In addition, each of the Series L Warrants, (i) is not exercisable until the six month anniversary of the closing under the September 28, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series L Warrants were originally issued on August 16, 2011, and represent the right to purchase up to an aggregate of 643,564 shares of common stock.

As a result of the September 28, 2011 securities sale, (i) the conversion price of the Series B Preferred was reduced from $1.01 per share of common stock to $0.80 per share of common stock, and (ii) the exercise price of the Series K Warrants was reduced from $1.01 to $0.80 per share. The Series K Warrants were originally issued on February 22, 2011 and represent the right to purchase up to an aggregate of 1,700,002 shares of common stock.  As of September 30, 2011, there were 2,272.686 shares of Series B Preferred outstanding.  After adjustment to the conversion price as a result of the September 28, 2011 securities purchase agreement, the outstanding Series B Preferred is convertible into 2,556,772 shares of common stock.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of September 30, 2011, we had approximately $2.0 million in cash and cash equivalents. As of September 30, 2011, we also had approximately $750,000 in additional borrowing capacity available under our 2011 Credit Facility with Bridge Bank.

Cash used in operating activities was approximately $3.0 million for the nine months ended September 30, 2011. Excluding non-cash items of $2.0 million of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $842,000, cash used in operating activities was primarily due to a $461,000 increase in other receivables, a $331,000 decrease in liabilities of discontinued operations and a $142,000 increase in accounts receivable, offset by a $1.3 million increase in accounts payable, a $1.0 million decrease in inventory and a $331,000 decrease in assets of discontinued operations. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash used in operating activities was approximately $7.9 million for the nine months ended September 30, 2010. Excluding non-cash items of $2.5 million of stock-based compensation expense, and $1.9 million in an unrealized gain on the fair value adjustment of common stock warrants, cash used in operating activities was primarily due to a $1.9 million increase in inventory, a $517,000 increase in accounts receivable, and a $492,000 increase in prepaid expenses and other current assets, partially offset by a $3.8 million decrease in assets of discontinued operations, a decrease of $1.5 million in assets held for sale, a $345,000 increase in accounts payable and a $366,000 increase in accrued liabilities and accrued warranty. The increase in inventory was primarily due to purchases of solar panels and micro-inverters, while the increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by investing activities was $202,000 for the nine months ended September 30, 2011, primarily due to $235,000 in proceeds from disposal of property and equipment from discontinued operations, partially offset by $51,000 in acquisitions of property and equipment. Cash used in investing activities was $310,000 for the nine months ended September 30, 2010, primarily due to $231,000 of purchases of vehicles, computer equipment and leasehold improvements for our ongoing operations and $139,000 of purchases for our discontinued operations, slightly offset by $61,000 of proceeds received from the disposal of property and equipment of our discontinued operations.

Cash provided by financing activities was approximately $4.2 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we received proceeds of $3.1 million from the issuance of preferred stock, net of $532,000 in fees, $1.3 million from the issuance of common stock, net of $143,000 in fees, partially offset by the repayment of notes payable of $137,000. Cash provided by financing activities was approximately $3.7 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we received proceeds of $2.5 million from the issuance of common stock, $594,000 for the issuance of common shares from a securities purchase agreement and proceeds of approximately $922,000 from the exercise of warrants to purchase our common stock, slightly offset by the payment of approximately $166,000 in fees, primarily related to the issuance of common stock.

Contractual Obligations

	Payments Due
Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$448,383	$354,243	$94,140	$—	$—
Capital leases	11,192	5,076	6,116	—	—
	$459,575	$359,319	$100,256	$—	$—

For the three months ended December 31, 2011, we expect to receive approximately $10,000 related to two building subleases. We expect to receive approximately $19,000 and $5,000 for the years ended December 31, 2012 and 2013, respectively, related to these subleases.

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 13.25 years as of September 30, 2011, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations (ASU 2010-29). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for any acquisitions occurring on or after the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

As of September 30, 2011, there were no borrowings under our Bridge Bank 2011 Credit Facility. If we were to borrow the $750,000 maximum under the 2011 Credit Facility, interest would accrue at the rate of the Bridge Bank Prime rate plus a margin of 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended September 30, 2011.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On May 18, 2009, we and certain of our officers were named in a class action complaint in the United States District Court Northern District of California San Jose Division alleging violations of the federal securities laws. The suit alleges various omissions and misrepresentations during the period of December 26, 2007 to March 13, 2008 regarding, among other things, our backlog reporting and bank line of credit.  On October 22, 2010, plaintiffs moved the court to certify themselves as a class, and on March 10, 2011, the District Court granted plaintiffs’ motion for class certification.

Beginning on May 28, 2010, several derivative lawsuits were brought against us, current and former members of our board of directors, and certain current and former officers in Santa Clara Superior Court (Dulgarian v. Cinnamon, et. al.) and in the United States District Court Northern District of California San Jose Division (Sabbag v. Cinnamon, et al.; Jaquez v. Cinnamon, et. al; Triskett v. Cinnamon, et. al.; Cilurzo v. Cinnamon, et. al.; and Klein v. Cinnamon, et al.), respectively. Such tag-along derivative cases often occur when a securities class action suit is pending. The complaints repeat many of the allegations made by plaintiffs in the class action with respect to our backlog, our Andalay product and our supply agreement with Suntech, which were dismissed by the District Court in the class action. The complaints also allege the making of improper statements concerning our license agreement with Suntech and our Comerica line of credit, a failure to exercise oversight over the financial and reporting process, and trading on inside information. The plaintiffs seek damages, restitution, attorneys' fees, equitable and/or injunctive relief and a judgment directing us to improve our corporate governance.

On or about July 12, 2011, the parties reached an agreement in principle to settle the class and state derivative actions.  Plaintiffs in the federal derivative action agreed to voluntarily dismiss that case. On August 25, 2011, the parties to the class action signed a stipulation of settlement.  The class action settlement would result in a release of all claims and a cash payment to be made exclusively from the proceeds of directors’ and officers’ liability insurance.  On September 15, 2011, the court preliminarily approved the class action settlement, approved the class notice, and set a final settlement approval hearing for December 12, 2011.

On September 1, 2011, the parties to the state derivative action signed a stipulation of settlement. The settlement would result in a release of all claims, implementation of certain corporate governance measures and payment of attorneys' fees to be paid exclusively from the proceeds of directors’ and officers’ liability insurance.  On September 20, 2011, the parties filed the proposed state derivative action settlement with the state court. The state court preliminarily approved the state derivative action settlement on October 7, 2011, and set a final settlement approval hearing for December 2, 2011. Neither the class action nor the state derivative action settlement will become final until final court approvals are obtained.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. (Zep). in the United States District Court for the Northern District of California, San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (the ‘800 patent). Our suit alleges the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in the ‘800 patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the ‘800 patent re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of the re-examination proceeding in the USPTO. On June 7, 2011, the USPTO issued a Reexamination Certificate for some of the original claims of the ‘800 patent. On June 7, 2011, the defendants submitted a second request for reexamination challenging the remaining claims of the ‘800 patent. On July 15, 2011, the USPTO granted the request to open a reexamination proceeding concerning the remaining claims. The District Court has ordered that the lawsuit remain stayed during this process.  We intend to aggressively pursue this case upon completion of the reexamination process. On August 2, 2011 the USPTO issued Patent No. 7,987,641 (the ‘641 patent) to Andalay Solar, Inc. covering additional inventions pertaining to a solar panel with integrated racking. On August 2, 2011, Zep and Trina Solar filed a complaint in the United States District Court for the Northern District of California, San Francisco Division for declaratory judgment of non-infringement and invalidity of the ,’641 patent.  On August 5, 2011, Zep filed an Inter Parties Reexamination request for the ’641 patent. We intend to aggressively defend our patent rights related to the ‘641 patent. On October 4, 2011, we filed a complaint with the International Trade Commission (ITC) accusing Zep and Canadian Solar of infringing two Westinghouse Solar patents – the ’800 patent and the ’641 patent.  In the ITC Complaint, we seek relief that includes, among other things, the institution of an investigation of Zep and Canadian Solar, a permanent exclusion order barring certain Zep and Canadian Solar products from being imported into the United States, as well as a cease and desist order prohibiting the importation, sale, or advertising of these products.

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

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. We believe that our commercial relationship with each of these suppliers is good. Although we had a significant amount of inventory on hand as of September 30 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed or will bring to completion as we transition out of the installation business (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our condensed consolidated balance sheets for September 30, 2011 and December 31, 2010, a liability of approximately $1.2 million to cover these warranty obligations. That amount is intended to cover both the WS Installations and the Assigned Installations. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly.  In March 2011, we entered into an Escrow Agreement with Real Goods and deposited the $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our condensed consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

Impairment charges could reduce our results of operations.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Goodwill and Other Intangible Assets (ASC 350), we test intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We also assess the fair value of our inventory and other tangible assets as of the end of each reporting period.  As a result of our exit from the installation business, we impaired approximately $2.0 million for inventory, equipment and other assets no longer needed in our business. We may determine that further asset impairment charges are needed in the future. Although any such impairment charge would be a non-cash expense, further impairment of our tangible or intangible assets could materially increase our expenses and reduce our results of operations.

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

Our Andalay technology is relatively new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with Andalay products or their underlying components that are unexpected and could have a material adverse effect on our business or results of operations. We have been issued several U.S. and foreign patents that cover key claims of our Andalay solar panel technology, and we are asserting claims of infringement of our patent rights in a lawsuit and in an action before the International Trade Commission. Lawsuits and re-examination proceedings in the United States or elsewhere could challenge the scope or enforceability of our patent claims. We have several other pending patent applications covering Andalay technology. Ultimately, we may not be able to realize the benefits from any patent that is issued.

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

Risks Relating to our Common Stock

If our shareholder’s equity again falls below $2.5 million or if the trading price of our common stock remains below $1 per share of we fail to satisfy any other listing criteria, our common stock could be delisted from the NASDAQ Capital Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share and a minimum shareholders’ equity of $2.5 million.

On July 13, 2011, we received a written notification (the “Staff Determination”) from the Listing Qualifications Department of The NASDAQ Stock Market stating that our common stock was subject to delisting from The NASDAQ Stock Market because our stockholders’ equity was less than $2.5 million as required by the listing rules. On August 25, 2011, we had a hearing before The NASDAQ Hearings Panel (the “Panel”) to review the Staff Determination. At the hearing, we presented a plan to regain compliance, and requested that the Panel allow us additional time within which to regain compliance.

On September 27, 2011, we received a letter from The NASDAQ Stock Market notifying us that the Panel granted our request that our common stock remain listed on the NASDAQ Stock Market, subject to the following conditions:

•
Stockholders’ Equity Requirement.  On or before November 14, 2011, we must (i) file with the Securities and Exchange Commission a quarterly report on Form 10-Q for the quarter ended September 30, 2011, which reflects that our stockholders’ equity is in excess of $2.5 million, and (ii) provide the Panel with updated projections showing continued compliance with the stockholders’ equity rule through 2011.

•
Hearings Panel Monitoring.  Until March 30, 2012, we will be under an obligation to notify a Hearings Panel Monitor, designated by the Panel, in the event (i) our stockholders’ equity falls below $2.5 million, or (ii) we fall out of compliance with any other applicable listing requirement. Should we not maintain compliance with the stockholders’ equity requirement and we do not qualify for listing under an alternative to such rule during the monitoring period, the Hearing Panel Monitor will promptly conduct a hearing with respect to such deficiency, and we may be subject to delisting on a more expedited basis than would otherwise be the case.

In order to comply with the terms of this exception, we must be able to demonstrate compliance with all requirements for continued listing on The NASDAQ Stock Market. In the event we are unable to do so, our securities may be delisted from The NASDAQ Stock Market.

On October 4, 2011, we received a letter from The NASDAQ Stock Market (NASDAQ) indicating that for 30 consecutive business days our common stock did not maintain a minimum bid price of $1.00 (Minimum Bid Price Requirement) per share as required by NASDAQ Listing Rule 5550(a)(2). The notification of non-compliance has no immediate effect on the listing or trading of our common stock on The NASDAQ Capital Market. Under the NASDAQ Listing Rules, if during the 180 calendar days following the date of the notification (that is, prior to April 2, 2012) the closing bid price of our common stock is at or above $1.00 per share for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and the matter will be closed. If we do not regain compliance with the Minimum Bid Price Requirement by April 2, 2012, NASDAQ will provide written notification that our common stock is subject to delisting. We may receive an additional 180 day grace period (a total of 360 days from October 4, 2011) to regain compliance with the Minimum Bid Price Requirement provided that we are then in compliance with the initial listing standards for The NASDAQ Capital Market, other than the Minimum Bid Price Requirement. Alternatively, we may appeal NASDAQ’s determination to a NASDAQ Hearing Panel at such time as we receive any notification that we have no further grace period.

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

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), which is initially convertible into an aggregate of 2,000,000 of our common stock at an initial conversion price of $1.80 per share, and our Series K Warrants that are initially exercisable for an aggregate of 1,700,002 shares of our common stock at an exercise price of $2.40 per share, subject to future adjustment for various events. As a result of our sale of common stock at a price per share of $0.80 under a September 28, 2011 securities purchase agreement, (i) pursuant to the terms of the outstanding Series B Preferred, the conversion price of the Series B Preferred was reduced from $1.01 per share of common stock to become $0.80 per share of common stock, and (ii) pursuant to the terms of the outstanding Series K Warrants to purchase 1,700,002 shares of common stock, the exercise price per share of those warrants was reduced from $1.01 per share of common stock to become $0.80 per share of common stock. The conversion price of the Series B Preferred is subject to adjustment downward in the event that (i) we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of the Series B Preferred, and/or (ii) the market price of our common stock at the one-year anniversary of these transaction is below the then effective conversion price of the Series B Preferred.  If these price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Series B Preferred may be subject to increase, and the exercise price of the Series K Warrants is subject to decrease.  When the investors convert or exercise these securities, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered for resale all of the underlying shares of common stock relating to the Series B Preferred and the Series K Warrants.  As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of October 29, 2011, we had 14,111,251 shares of common stock outstanding (which includes 266,957 unvested shares of restricted stock granted to our Board of Directors and our employees), 2,273 shares of Series B Preferred Stock that are convertible into 2,556,772 shares of common stock and we had warrants to purchase 4,262,267 shares of common stock and options to purchase 1,009,754 shares of common stock outstanding.

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

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 13.6% of our outstanding common stock as of October 29, 2011. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

3.6
Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B 4% Convertible Preferred Stock, filed August 23, 2011 (incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K, filed on August 24, 2011).

4.1		Form of Series L Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on August 17, 2011).

4.2		Form of Series M Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 28, 2011).

10.1
Form of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers thereto, dated as of August 16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 17, 2011).

10.2
Form of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers thereto, dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 28, 2011).

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

Dated: November 2, 2011	/s/ Barry Cinnamon
Barry Cinnamon
Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2011	/s/ Margaret R. Randazzo
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

3.6
Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B 4% Convertible Preferred Stock, filed August 23, 2011 (incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K, filed on August 24, 2011).

4.1		Form of Series L Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on August 17, 2011).

4.2		Form of Series M Warrant (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September, 2011).

10.1
Form of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers thereto, dated as of August 16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 17, 2011).

10.2
Form of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers thereto, dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 28, 2011).

31.1	*	Section 302 Certification of Principal Executive Officer

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive Officer

32.2	*	Section 906 Certification of Principal Financial Officer

*		filed herewith