Form 10-K
period 2011-12-31
Westinghouse Solar, Inc.
filed 2012-03-16
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock as reported on The NASDAQ Capital Market on June 30, 2011, was approximately $14.1 million. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

As of March 15, 2012, 16,805,329 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2012 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K, which will be filed with the SEC within 120 days after December 31, 2011.

WESTINGHOUSE SOLAR, INC.

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Westinghouse Solar, Inc. (“Westinghouse Solar”) and its subsidiaries.

Our Annual Report on Form 10-K for 2011, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and marketability of our products, our ability to protect our intellectual property rights and proprietary information, general economic and business conditions, the impact of technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the solar power industry, our ability to enter into acceptable relationships with one or more manufacturers for solar panel components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described in Item 1A below. We do not undertake any obligation to update any forward-looking statements.

Item 1. Business.

Overview

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). Our products are designed for use in solar power systems for residential and commercial rooftop customers. We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail home improvement outlets. We source our components (such as solar panels and inverters) from manufacturers such as Suntech Power Holdings Co. Ltd. (Suntech), Light Way Green New Energy Co., Ltd (Lightway) and Enphase Energy (Enphase). Prior to September 2010, we were also in the solar power system installation business and we had completed over 4,300 solar power installations for customers in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut since the commencement of our operations in 2001. As a result of our extensive installation experience, our team of engineers developed the AC solar panels that have the racking, wiring, grounding and inverter built-in. Customer response to the AC solar panels was very favorable; they preferred the aesthetics, reliability, safety and performance of our integrated solar panels over ordinary solar panels. In early 2009, we closed our non-California offices on the east coast and in Colorado and began distributing our solar power systems to customers outside of California. By mid-2010, it became clear to us that the business and profit potential of the design and manufacturing business was better than that of being an installer. Thus, in September 2010, we made the strategic decision to exit our California solar panel installation business and expand our solar panel distribution network to dealers and other installers in California, by far the largest solar market in the United States. Our business is now focused solely on design and manufacturing activities, and sales of our solar power systems to solar installers, trade workers and retailers through distribution partnerships, our dealer network and retail home improvement outlets.

The Company was incorporated as Akeena Solar, Inc. (Akeena Solar) in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, we reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, we entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

On May 17, 2010, we entered into an exclusive worldwide license agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market.

As a result of our announced exit from the solar panel installation business, our installation business has been reclassified in our financial statements as discontinued operations beginning with the third quarter of 2010. The exit from the installation business was essentially completed by the end of the fourth quarter of 2010.

At the Annual Meeting of Stockholders held on March 31, 2011, our stockholders approved an amendment to our Certificate of Incorporation to formally change our name from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.”. The name change became effective on April 6, 2011. Also on April 6, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of 1-for-4. The reverse stock split became effective at the close of business on April 13, 2011.

On February 16, 2012, we announced that we entered into a generally non-binding term sheet to pursue a business combination with CBD Energy Limited, a diversified renewable energy company based in Sydney, Australia. The term sheet contemplates that CBD would acquire us by means of a merger in which CBD would become our parent company. The terms of the prospective merger remain subject to change and would only be reflected in a binding definitive agreement that remains to be negotiated between the companies, and that would then be subject to shareholder approvals and other customary closing conditions. See Section 9B (Other Information) for additional information.

Our Corporate headquarters is located at 1475 S. Bascom Ave., Campbell, CA 95008. Our telephone number is (408) 402-9400. Additional information about Westinghouse Solar is available on our website at http://www.westinghousesolar.com . The information on our web site is not incorporated herein by reference.

Strategy

Our philosophy is simple: “we believe that producing clean electricity directly from the sun is the right thing to do for our environment and economy.” Since our founding, we have concentrated on serving the solar power needs of residential and commercial customers tied to the electric power grid.

The solar power industry is rapidly growing and evolving, but is still at an early stage of growth and is highly fragmented. The prospects for long-term worldwide demand for solar power have attracted many new solar panel manufacturers, as well as a multitude of design/integration companies. We expect the commodity manufacturing segment of the industry to consolidate as more solar panel manufacturing capacity comes online.

Accordingly, our growth strategy primarily includes:

•	Developing and commercializing our solar panel technology optimized for the residential and commercial markets.
•	Reducing installation costs and improving the aesthetics and performance of solar systems compared to ordinary, commercially available solar equipment.
•	Promoting and enhancing our company's brand name and reputation.

Based on our experience as a solar power system designer and integrator, we believe we understand certain areas in which costs for installations can be significantly reduced. In 2007, we introduced a new “plug and play” solar panel technology (under the brand name “Andalay”) which we believe significantly reduces the installation time, number of parts and costs, as well as provides superior reliability and aesthetics for customers, when compared to other solar panel mounting products and technology.

In February 2009, we announced a strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market Andalay solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels.

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

According to a 2011 report from the U.S. Energy Information Administration (EIA), electricity in the U.S. is generated from the following: coal – 46%, natural gas – 24%, nuclear – 19%, oil - 1%, with renewable energy contributing 10%. “Renewable Energy” typically refers to non-traditional energy sources, including hydroelectric, wind and solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

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

According to IMS Research, a research and consulting firm, approximately 26 gigawatts (GW) of solar capacity were expected to be installed in 2011, of which 2.6 gigawatts were estimated for installation in the United States.

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

Westinghouse Solar AC panels also include integrated micro-inverters that produce AC power, eliminating the need for a central inverter. The following diagram schematically shows a typical Westinghouse Solar AC solar power system.

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

Solar Panels. Solar electric panels are composed of multiple solar cells, along with the necessary internal wiring, aluminum and glass framework, and external electrical connections. Although panels are usually installed on top of a roof or on an external structure, certain designs include the solar electric cells as part of traditional building materials, such as shingles and rolled out roofing. Solar electric cells integrated with traditional shingles is usually most compatible with masonry roofs and, while it may offset costs for other building materials and be aesthetically appealing, it is generally more expensive than traditional panels. Westinghouse Solar’s design integrates racking wiring and grounding components directly into the panel resulting in an integrated solution that reduces by 80%, the amount of rooftop solar components resulting in a solar power system that reduces the amount of field assembly, thereby increasing reliability and performance, while providing a better looking design.

Inverters. Inverters convert the DC power from solar panels to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar panels, regulating the voltage and current output of the solar array based on sun intensity. Westinghouse Solar’s AC solution incorporates an integrated micro-inverter on each panel which improves system performance, is more reliable, safer for installers and homeowners, and reduces the amount of installation labor.

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

•	Tax Credits — federal and state income tax offsets directly reducing ordinary income tax. There is currently a 30% federal tax credit for solar power systems.
•	Accelerated Depreciation — solar power systems installed for businesses (including applicable home offices) are generally eligible for accelerated depreciation.
•	Net Metering — provides a full retail credit for energy generated.
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

We believe that our competitive advantages as a designer and manufacturer of our solar panels include:

•
Integrated DC and AC Panels Dramatically Reduce Installation Costs.  Our Westinghouse Solar technology significantly reduces the installation complexity, parts and costs, as well as providing superior reliability and aesthetics for customers when compared to other solar panel mounting products and technology. In 2007 we introduced our DC panels, which offer the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires; (ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. In 2009 we introduced our AC panels, which deliver 5-25% more energy compared to ordinary panels, produce safe household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe our AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

•	Proprietary Technology. We have received three U.S. patents and four international patents for our technology, and have 23 more U.S. and foreign patents pending.
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

•	Distributors — companies that purchase from manufacturers and resell to designers/ integrators and other equipment resellers.
•	Dealer/Installers — companies that sell products to end user customers.

We are active in the solar power industry as a designer and manufacturer of solar power systems. Our research and development team, in conjunction with our supply management personnel, specify the design of our proprietary solar panels and contract with existing, experienced solar panel manufacturers for the supply of our Westinghouse Solar labeled solar panels. We help these manufacturing partners source unique components of our panels (typically microinverters and special frame hardware).

Westinghouse Solar Panel Technology

Based on our previous experience as a solar power installer, we believe we understand certain areas in which costs for installations can be significantly reduced. In September 2007, we introduced a new “plug and play” solar panel technology, originally launched under the brand name Andalay, which we believe significantly reduces the installation time and costs, as well as providing superior reliability and aesthetics, when compared to other solar panels. Westinghouse Solar DC panels offer the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires; (ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. In 2009, we introduced Westinghouse Solar AC panels, which deliver 5% to 25% more energy compared to ordinary panels, produce safe household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5% to 25% better performance than ordinary DC panels, we believe Westinghouse Solar AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers. We have received three U.S. patents and four international patents for our technology, and have 23 more U.S. and foreign patents pending.

Installation costs for a solar power system are generally proportional to the area of panels installed. Thin film and amorphous solar cell technologies, although offering solar panels that are less expensive on a cost per watt basis, are generally less efficient (producing fewer watts per square foot) and correspondingly more expensive to install. Therefore, we believe that Westinghouse Solar technology becomes even more useful for the new generation of less expensive but lower efficiency solar panels. Westinghouse Solar panel technology is generally applicable to all framed rooftop solar cell technologies, including silicon, amorphous silicon, thin film and concentrators.

Customers

We market and sell to a network of authorized dealers and distributors across the United States and Canada. Our Westinghouse Solar Authorized Dealer program provides installation companies with the opportunity to differentiate themselves from ordinary solar installers through product and program offerings we extend exclusively to our established Dealers. In addition to the ability to sell and install Westinghouse Solar products, Westinghouse Solar Dealers benefit from the ability to leverage the Westinghouse brand, and leverage critical marketing support to help them grow their business.

Suppliers

The components used in our systems are purchased from a limited number of manufacturers. Suntech and Lightway manufacture solar panels for us that are built to our specifications. Pursuant to our agreement with Enphase, they will provide us with micro-inverters. We purchase small assembly, racking and packaging components from a variety of domestic and foreign suppliers.

Sales and Marketing

Our sales and marketing program incorporates a marketing mix of print, web, social and other media advertisements as well as participation in industry trade shows and individual discussions with prospective dealers. As we onboard dealers under our sales and marketing program, we rely on the skill of our sales team. We regularly evaluate the effectiveness of our sales team and marketing efforts using sales management software and make tactical marketing and sales changes as indicated to achieve and maintain cost effectiveness.

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

Employees

As of March 14, 2012, we had 31 employees, of which 14 were sales and marketing employees, 10 were general and administrative employees, 4 were operations employees and 3 were research and development employees. Four employees were part-time, seven employees were currently furloughed and all other employees were full-time employees. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for 2011, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

Risks Relating to Our Business

We will need additional capital in the future to fund the growth of our business, and financing may not be available.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings may dilute our stockholders. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. In addition, in February 2012 we announced the execution of a term sheet to pursue a business combination with CBD. This event may diminish our access to additional financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

If the U.S. Government imposes tariffs on solar panels manufactured in China, it will cause the prices we pay for solar panels to increase, and could cause customer demand for our products to decrease.

A group of solar panel manufacturers with domestic U.S. production facilities is seeking to have the U.S. Government impose tariffs on the import of solar panels manufactured in China, based on allegations of unfair competition and of subsidization of prices for Chinese-made solar panels by the Chinese Government. Proceedings are underway at the United States Commerce Department. The timing for a determination on whether to impose tariffs is uncertain, and it has been repeatedly postponed, but it may come as early as March 2012. It is uncertain whether tariffs will be imposed, and if so how much, but tariff rates of 50% to 250% have been suggested. If imposed, tariffs may be retroactive by up to 90 days before the decision date, as well as prospective. Given the large current market share of solar panels manufactured in China, any imposition of significant tariffs would have far reaching, industry-wide effects, and could be disruptive to many established supply relationships. The imposition of such tariffs would likely cause prices for solar power systems in the United States to increase, possibly significantly, and result in reduced market demand for the purchase of solar power systems. The uncertainty created by concern over potential tariffs is already having a negative effect on our ability to sell products and to forecast our sales.

Our current solar panel suppliers, Suntech and Lightway, both manufacture panels for us in China. If the solar panels provided by our suppliers are subjected to a tariff, that will result in an increase in our cost of goods and in the price we must charge to our customers. The price increase could potentially be significant. If our product prices increase, it would harm our competitive position in selling our products, and could adversely affect our results of operations.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the twelve months ended December 31, 2011 two customers have accounted for a significant portion of our revenues: Lennar Corporation (Lennar), a leading national homebuilder, and Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets. As of February 29, 2012, Lennar had ordered solar power systems from us for installation on 233 new homes, which was below the 600 home order commitment volume. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

Specifically, risks in the operations of our business in order to realize the anticipated benefits of the change to a design and manufacturing business model include, among other things:

• 	failure to arrange for cost competitive manufacturing of our proprietary solar panels;	•
• 	failure to find and develop distribution relationships with new channel partners, particularly in the California market;	•
• 	failure to successfully manage existing distribution relationships;
• 	the loss of key employees critical to the ongoing operation of our business;
• 	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of our company;
• 	unpredictability and delays in the timing of projected distribution orders, and resulting accumulation of excess product inventory;
• 	failure to focus and develop our distribution product and service offerings quickly and effectively;
• 	failure to successfully develop new products and services on a timely basis that address the market opportunities; and
• 	unexpected revenue attrition or delays.

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

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Ltd. (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. We believe that our commercial relationship with each of these suppliers is good. Although we had a significant amount of inventory on hand as of December 31, 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

It is critical to the growth of our revenue that our products be high quality while offered at competitive pricing. We believe that we will need to reduce the unit production cost of our products over time to obtain and maintain our ability to offer competitively priced products. Our ability to achieve cost reductions will depend on our ability to maintain favorable supplier contracts and to increase sales volumes so we can achieve economies of scale. We cannot provide assurance that we will be able to achieve any such production cost reductions. If we fail to negotiate better terms and maintain our relationships with our current suppliers or develop new supplier relationships, we may not achieve production cost reductions necessary to competitively price our products, which could adversely affect or limit our sales and growth.

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

Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, manufacturing quality, or for other reasons, would adversely affect or limit our sales and growth. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

We are exposed to risks associated with the weak global economy, which increase the uncertainty of project financing for solar installations and the risk of non-payment from customers.

The continuing tight credit markets and weak global economy are contributing to an ongoing slowdown in the solar industry, which may worsen if these economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and adverse market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for us. Further, these conditions and uncertainty about future economic conditions make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

Our technology may encounter unexpected problems or may not be protectable, which could adversely affect our business and results of operations.

Our technology is relatively new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with products or their underlying components that are unexpected and could have a material adverse effect on our business or results of operations. We have been issued several U.S. and foreign patents that cover key claims of our Andalay solar panel technology, and we are asserting claims of infringement of our patent rights in a lawsuit and in an action before the International Trade Commission. Lawsuits and re-examination proceedings in the United States or elsewhere could challenge the scope or enforceability of our patent claims. We have several other pending patent applications covering Andalay technology. Ultimately, we may not be able to realize the benefits from any patent that is issued.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for December 31, 2011 and 2010, a liability of approximately $1.1 million and $1.2 million, respectively, to cover these warranty obligations. That amount is intended to cover both the WS Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

Risks Relating to our Common Stock

If our shareholder’s equity again falls below $2.5 million or if the trading price of our common stock remains below $1 per share or we fail to satisfy any other listing criteria, our common stock could be delisted from the NASDAQ Capital Market.

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

On September 27, 2011, we received a letter from The NASDAQ Stock Market notifying us that the Panel granted our request for our common stock to remain listed on the NASDAQ Stock Market, subject to the certain conditions, including imposition of a Panel Monitor and requirements that we provide updated forecast information and stockholders’ equity projections. Most recently, we submitted updated information in early January, and subsequently received a further letter that we had met the immediate requirements of the Panel’s decision, but are subject to ongoing imposition of a Panel Monitor until January 9, 2013, with an obligation to notify the Panel if our stockholders’ equity falls below $2.5 million or we fail to secure needed additional financing, or we fail to satisfy any other listing requirement.

In order to comply with the terms of the Panel decision, we must be able to demonstrate compliance with all requirements for continued listing on The NASDAQ Stock Market. In the event we are unable to do so, our securities may be delisted from The NASDAQ Stock Market.

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

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), which was initially convertible into an aggregate of 2,000,000 of our common stock at an initial conversion price of $1.80 per share, and our Series K Warrants that are exercisable for an aggregate of 1,700,002 shares of our common stock, initially at an exercise price of $2.40 per share, subject to future adjustment for various events. As a result of our sale of common stock at a price per share of $0.60 under a December 30, 2011 securities purchase agreement, (i) pursuant to the terms of the outstanding Series B Preferred, the conversion price of the Series B Preferred was reduced to become $0.60 per share of common stock, and (ii) pursuant to the terms of the outstanding Series K Warrants to purchase 1,700,002 shares of common stock, the exercise price per share of those warrants was reduced to become $0.60 per share of common stock. The conversion price of the Series B Preferred is subject to adjustment downward in the event that we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of the Series B Preferred. If the price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Series B Preferred may be subject to increase, and the exercise price of the Series K Warrants is subject to decrease. When the investors convert or exercise these securities, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered for resale all of the underlying shares of common stock relating to the Series B Preferred and the Series K Warrants. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 15, 2012, we had 16,805,329 shares of common stock outstanding (which includes 426,895 unvested shares of restricted stock granted to our Board of Directors and our employees), 2,273 shares of Series B Preferred Stock that are convertible into 3,409,029 shares of common stock and we had warrants to purchase 3,633,794 shares of common stock and options to purchase 1,077,744 shares of common stock outstanding.

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
• volume and timing of customer orders;
• industry developments;
• economic and other external factors;
• period-to-period fluctuations in our financial results; and • future developments relating to our announcement of our pursuit of a business combination with CBD.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Risks Relating to Our Company

On February 15, 2012, we entered into a non-binding term sheet for a proposed acquisition by CBD Energy Limited. The negotiation and pendency of any business combination may divert resources and the focus of our management team and employees, and may cause uncertainty and negative reaction on the part of our customers, employees, suppliers, or other third-party relationships. If the merger contemplated by the term sheet does not occur, it could have a material adverse effect on our business.

On February 15, 2012, we entered into a term sheet with CBD Energy Limited, a corporation organized under the laws of Australia (CBD), to pursue a business combination by means of a merger in which CBD would become our parent company. We, or a newly formed subsidiary, would become a direct or indirect wholly-owned subsidiary of the CBD. Pursuant to the term sheet, our stockholders would receive shares of CBD in exchange for their shares. The term sheet is generally non-binding by both parties, with the exception of certain provisions that are binding, including confidentiality and payment of expenses.

There is no assurance that the parties will succeed in reaching definitive agreement to pursue the business combination, that a proposed merger will be approved by the shareholders of both companies or, if the merger takes place, that the combination of both companies will be beneficial to our shareholders. During negotiation toward a definitive agreement, and if an agreement is reached, then until shareholder approval and closing, the focus of our management team and employees may be diverted, and there may be uncertainty and negative reaction to the potential merger on the part of our customers, employees, suppliers, or other third-party relationships. If the merger contemplated by the term sheet does not occur, it could have a material adverse effect on our business, results of operation and financial condition.

Our Chief Executive Officer, Barry Cinnamon, beneficially owns a significant number of shares of our common stock, which gives him significant influence over decisions on which our stockholders may vote and which may discourage an acquisition of the Company.

Barry Cinnamon, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 11.4% of our outstanding common stock as of March 15, 2012. The interests of our Chief Executive Officer may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 1B.  Unresolved Staff Comments.

None

Item 2. Properties.

As of March 15, 2012, we had two offices. Our corporate headquarters is located at 1475 S. Bascom Ave. Campbell, California 95008. We also maintain a warehouse in San Jose, California for distribution of our solar products.

The following table indicates the approximate square footage for each of our leased office locations.

Property Location	Approximate Square Footage
Campbell, California	5,800
San Jose, California	25,000

Item 3. Legal Proceedings.

On January 27, 2012, the Superior Court of the State of California, County of Santa Clara, filed an order (the "State Derivative Order") granting final approval to the settlement of the state derivative complaint filed against us and certain of the our officers and directors on May 28, 2010, captioned Dulgarian v. Cinnamon et al., Case No. 1:10-CV-173351. Pursuant to the State Derivative Order, the state derivative lawsuit was dismissed in its entirety with prejudice and on the merits. The settlement resulted in a release of all claims and did not provide for the payment of monetary compensation to shareholders; rather, it provided for certain additions to our corporate governance policies and procedures and for the payment of plaintiff’s attorneys’ fees and litigation expenses to be paid exclusively from the proceeds of our directors and officers liability insurance.

On December 15, 2011, the United States District Court for the Northern District of California entered an order (the "Class Action Order") granting final approval to the settlement of the class action complaint filed against us and certain of our officers on May 18, 2009, captioned Hodges v. Akeena Solar, Inc., et al., Case No. C-09-02147. Pursuant to the settlement and Class Action Order, the class action lawsuit was dismissed in its entirety with prejudice and on the merits, resulting in a release of all claims and a cash payment made exclusively from the proceeds of our directors' and officers' liability insurance.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. (“Zep”) in the United States District Court for the Northern District of California, San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (the “’800 patent”) (the “’800 Patent District Court Action”). The ’800 Patent District Court Action alleges that the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in the ’800 patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the ’800 patent re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of the re-examination proceeding in the USPTO. On June 7, 2011, the USPTO issued a Reexamination Certificate for some of the original claims of the ’800 patent. On June 7, 2011, the defendants submitted a second request for reexamination challenging the remaining claims of the ’800 patent. On July 15, 2011, the USPTO granted the request to open a reexamination proceeding concerning the remaining claims of the ’800 patent. The District Court has ordered that ’800 Patent District Court Action remain stayed during this reexamination process. We intend to aggressively pursue this case upon completion of the reexamination process.

On August 2, 2011 the USPTO issued Patent No. 7,987,641 (the “’641 patent”) to Andalay Solar, Inc. covering additional inventions pertaining to a solar panel with integrated racking. On August 2, 2011, Zep and Trina Solar filed a complaint against us in the United States District Court for the Northern District of California, San Francisco Division for declaratory judgment of non-infringement and invalidity of the ’641 patent (the “’641 District Court Action”). On August 5, 2011, Zep filed an Inter Parties Reexamination request for the '641 patent, which was granted on September 23, 2011. Zep subsequently requested, and on October 23, 2011, obtained a stay of the ’641 District Court Action pending the reexamination proceedings regarding the ’641 patent in the USPTO. We intend to aggressively defend our patent rights related to the ’641 patent upon completion of the reexamination process.

On October 4, 2011, we filed a complaint with the United States International Trade Commission (“ITC”) accusing Zep and Canadian Solar of infringing two Westinghouse Solar patents – the ’800 patent and the ’641 patent. In the ITC Complaint, we seek relief that includes, among other things, the institution of an investigation of Zep and Canadian Solar, a permanent exclusion order barring certain Zep and Canadian Solar products from being imported into the United States, as well as a cease and desist order prohibiting the importation, sale, or advertising of these products. On November 2, 2011, the ITC initiated an investigation based on our complaint (the “ITC Action”). The ITC has set a hearing date before the presiding Administrative Law Judge on September 24, 2012, and a target date to complete its investigation of May 8, 2013. Following the initiation of the ITC Action, on December 9, 2011, the District Court in the ’800 Patent and ’641 Patent District Court cases issued a supplemental stay of those respective actions pending the outcome of the ITC Action. We intend to aggressively pursue the ITC Action through the completion of the Government’s investigation.

On December 20, 2011, Zep filed a complaint against us and other defendants in the United States District Court for the Northern District of California, San Francisco Division alleging that the our products infringe U.S. Patent No. 7,952,537 (the “’537 District Court Action”). The ’537 District Court Action is in its very early stages, but we intend to aggressively defend our products, technology and patent rights.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been quoted on the NASDAQ Capital Market since July 23, 2010 under the symbol WEST. Previously, from September 2007 until July 2010, we were traded under the symbol AKNS. From August 2006 through August 2007, our common stock was quoted on the OTC Bulletin Board under the symbol AKNS.OB. Prior to that date, there was no active market for our common stock.

At the Annual Meeting of Stockholders held on March 31, 2011, our stockholders approved an amendment to our Certificate of Incorporation to formally change the name of the company from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.”. The name change became effective on April 6, 2011. Also on April 6, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of 1-for-4. The reverse stock split became effective at the close of business on April 13, 2011. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the NASDAQ. All historical share prices have been adjusted to reflect this reverse stock split.

	High	Low
Fiscal Year 2010
First Quarter	$6.04	$4.00
Second Quarter	$4.92	$2.68
Third Quarter	$3.68	$2.04
Fourth Quarter	$2.76	$1.36
Fiscal Year 2011
First Quarter	$2.56	$1.88
Second Quarter	$2.75	$1.00
Third Quarter	$1.83	$0.75
Fourth Quarter	$0.83	$0.26

The last reported sale price of our common stock on the NASDAQ on March 15, 2012, was $0.57 per share. As of March 15, 2012, there were approximately 15 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

The following table sets forth a summary of restricted stock activity for the twelve months ended December 31, 2011 and 2010:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2010	194,968	$10.52
Granted	386,326	$2.54
Forfeited/cancelled	(116,388)	$7.77
Released/vested	(363,460)	$3.74
Outstanding and not vested beginning balance at January 1, 2011	101,446	$7.57
Granted	332,155	$1.46
Forfeited/cancelled	(33,550)	$4.61
Released/vested	(110,256)	$4.91
Outstanding and not vested at December 31, 2011	289,795	$1.92

The following table sets forth a summary of stock option activity for the twelve months ended December 31, 2011 and 2010:

	Number of Shares Subject To Option 2011	Weighted-Average Exercise Price	Number of Shares Subject To Option 2010	Weighted-Average Exercise Price
Outstanding beginning balance	999,775	$8.66	629,623	$12.29
Granted during the year	377,699	1.72	451,625	3.33
Forfeited/cancelled/expired during the year	(299,730)	11.36	(81,483)	7.21
Exercised during the year	—	—	—	—
Outstanding at end of year	1,077,744	$5.47	999,775	$8.66
Exercisable at end of year	468,758	$8.95	364,863	$16.27
Outstanding and expected to vest	1,007,256	$5.68	894,288	$9.16

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding outstanding options and restricted stock awards)
Equity compensation plans approved by stock holders:
2006 Stock Incentive Plan	1,077,744	$5.47	884,390
Equity compensation plans not approved by stock holders	—	$—	—

Company Performance

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2006 through December 31, 2011 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Clean Edge Green Energy Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Clean Edge Green Energy Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
Westinghouse Solar, Inc.
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11

Westinghouse Solar, Inc.	100.00	306.15	66.15	48.08	18.15	3.08
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Clean Edge Green Energy	100.00	202.02	72.02	106.82	109.60	61.02

Item 6. Selected Financial Data.

Not applicable.

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

Company Overview

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business.

In September 2007, we introduced our new “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have three U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157 and Patent No. 7,866,098) that cover key aspects of our solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we received three foreign patents in 2010: Australian Patent No. 2,005,248,343; Indian Patent No. 243,626; and Mexican Patent No. 274,182. A Korean Patent No. 751,614 was issued in 2007. Currently, we have seven issued patents and eighteen other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

In February 2009, we announced a strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

On May 17, 2010, we entered into an exclusive worldwide license agreement that permits us to distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market, and we are listed as Westinghouse Solar, Inc.

As a result of our announced exit from the solar panel installation business, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed by the end of the fourth quarter of 2010.

At the Annual Meeting of Stockholders held on March 31, 2011, our stockholders approved an amendment to our Certificate of Incorporation to formally change our name from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.”. The name change became effective on April 6, 2011. Also on April 6, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of 1-for-4. The reverse stock split became effective at the close of business on April 13, 2011.

On February 16, 2012, we announced that we entered into a generally non-binding term sheet to pursue a business combination with CBD Energy Limited, a diversified renewable energy company based in Sydney, Australia. The term sheet contemplates that CBD would acquire us by means of a merger in which CBD would become our parent company. The terms of the prospective merger remain subject to change and would only be reflected in binding, definitive agreements that remain to be negotiated between the companies, and that would then be subject to shareholder approvals and other customary closing conditions. See Section 9B (Other Information) for additional information.

Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2011 and 2010, there was approximately $1.1 million and $886,000, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the twelve months ended December 31, 2011 and 2010, four customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Real Goods Solar (Real Goods), a leading residential solar energy installation company/integrator and Highland Solar (Highland), a Canadian solar distributor. For the twelve months ended December 31, 2011 and 2010, the percentages of sales to Lennar, Lennox, Real Goods and Highland are as follows:

	Twelve Months Ended December 31,
	2011	2010

Lennar Corporation	21.5%	—
Lennox International Inc.	20.6%	16.2%
Real Goods Solar	2.6%	25.1%
Highland Solar	—	13.6%

Lennar Corporation and Highland Solar had no receivable balance as of December 31, 2011 and 2010. Lennox accounted for 23.1% and 1.0% of our gross accounts receivable as of December 31, 2011 and 2010, respectively. Real Goods accounted for 1.2% and 73.3% of our gross accounts receivable as of December 31, 2011 and 2010, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 61.3% and 57.3% of materials purchased during the twelve months ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, accounts payable included amounts owed to the top three vendors of approximately $3.3 million and $1.1 million, respectively.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. Although we had a significant amount of inventory on hand as of December 31, 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net revenue:

	2011	%	2010	%

Net revenue	$11,429,383	100.0	$8,653,390	100.0
Cost of goods sold	10,380,051	90.8	7,403,637	85.6
Gross profit	1,049,332	9.2	1,249,753	14.4
Operating expenses
Sales and marketing	2,271,392	19.9	1,182,444	13.7
General and administrative	5,868,175	51.3	8,536,187	98.6
Total operating expenses	8,139,567	71.2	9,718,631	112.3
Loss from operations	(7,090,235)	(62.0)	(8,468,878)	(97.9)
Other income (expense)
Interest income (expense), net	(21,260)	(0.2)	(4,638)	(0.1)
Adjustment to the fair value of common stock warrants	2,592,722	22.7	2,039,136	23.6
Total other income (expense)	2,571,462	22.5	2,034,498	23.5
Loss before provision for income taxes and discontinued operations	(4,518,773)	(39.5)	(6,434,380)	(74.4)
Provision for income taxes	-		-
Net loss from continuing operations	(4,518,773)	(39.5)	(6,434,380)	(74.4)
Loss from discontinued operations, net of tax	(112,848)	(1.0)	(6,489,698)	(75.0)
Net loss	(4,631,621)	(40.5)	(12,924,078)	(149.4)
Preferred stock dividend	(99,047)	(0.9)	—	—
Preferred deemed dividend	(975,460)	(8.5)	—	—
Net loss attributable to common stockholders	$(5,706,128)	(49.9)	$(12,924,078)	(149.4)

Net loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.37)		$(0.63)

Net loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.00)		$(0.63)

Net loss per common and common equivalent share attributable to common shareholders (basic and diluted)	$(0.46)		$(1.28)

Weighted average shares used in computing loss per common share: (basic and diluted)	12,342,655		9,953,468

Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

Net revenue

We generate revenue from the sale of solar power systems. For the year ended December 31, 2011 we generated $11.4 million of revenue, an increase of $2.8 million, or 32.1%, compared to $8.7 million of revenue for the year ended December 31, 2010. The increase in revenue was due to the growth of our network of distribution dealers, increased revenue from our strategic partners and more competitive pricing.

Cost of goods sold

Cost of goods sold as a percent of revenue for the year ended December 31, 2011 was 90.8% of net revenue compared to 85.6% for the year ended December 31, 2010. Gross profit from continuing operations for the year ended December 31, 2011 was $1.0 million, or 9.2% of revenue, compared to $1.2 million, or 14.4% of revenue, for the same period in 2010. The decrease in gross margin for the year ended December 31, 2011 compared to the year ended December 31, 2010, was due to reduced customer pricing to encourage customers to switch to our new lower cost, larger format panels that we began shipping to customers in the third quarter of 2011. The decrease in margin in the year ended December 31, 2011 was also due to higher inventory overhead allocations in the current year, partially offset by lower panel and component costs.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2011 were $2.3 million, or 19.9% of net revenue as compared to $1.2 million, or 13.7% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the year ended December 31, 2011, reflects higher expenditures for Westinghouse licensing fees, trade shows and advertising expense of $642,000, increases in payroll and commissions of $371,000 and increases in travel costs of $69,000, supporting the expansion of our distribution business.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2011 were $5.9 million, or 51.3% of net revenue as compared to $8.5 million, or 98.6% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the December 31, 2011 was due primarily to reductions in payroll costs of $925,000, stock compensation expense of $764,000, professional fees of $252,000, office supplies, postage and telephone of $192,000, computer hardware and software of $111,000, travel expense of $101,000 and rent expense of $99,000. These favorable adjustments were slightly offset by an increase insurance expense of $106,000.

Interest, net

During the year ended December 31, 2011, net interest expense was approximately $21,000, compared to $5,000 in interest expense recorded during the same period in 2010. The change was primarily due to interest expense related to our business financing agreement with Bridge Bank.

Adjustment to the fair value of common stock warrants

During the year ended December 31, 2011, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $2.6 million in our consolidated statements of operations. The fair values of the warrants declined primarily due a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the year ended December 31, 2010, we recorded mark-to-market adjustments resulting in a $2.0 million unrealized gain in our consolidated statements of operations.

Income taxes

During the year ended December 31, 2011 and 2010, there was no income tax expense or benefit for federal and state income taxes reflected in our consolidated statements of operations due to the our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2011 was $4.5 million, or $0.37 per share, compared to a net loss from continuing operations of $6.4 million, or $0.63 per share, for the year ended December 31, 2010. Net loss for the year ended December 31, 2011 included a favorable non-cash adjustment to the fair value of common stock warrants of $2.6 million. Net loss for the year ended December 31, 2010 included a favorable non-cash adjustment of $2.0 million to reflect the fair value of common stock warrants.

Loss from discontinued operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. As a result of the decision to exit the California installation business, we recorded a restructuring charge totaling approximately $3.0 million for the year ended December 31, 2010, the majority of which consisted of non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $765,000 related to headcount reductions, which was paid in shares of our common stock, (ii) inventory write downs of $948,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $367,000. During the year ended December 31, 2010, we recorded a loss from discontinued operations of $6.5 million. During the year ended December 31, 2011, we recorded an additional $113,000 loss from the discontinued installation business.

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

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For each of the two years in the period ending December 31, 2011, we have incurred net losses and negative cash flows from operations. In addition, we expect to incur a net loss from operations for the year ending December 31, 2012. During the recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, which contemplate a smaller operating loss and reaching breakeven cash flow from operations in the second half of the year, we intend to address ongoing working capital needs through cost reduction measures recently implemented and utilization of existing inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower, further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of December 31, 2011, we had approximately $1.3 million in cash on hand and $658,000 available under our credit facility. As an additional source of capital, outstanding warrants provide the possibility for us to receive additional proceeds upon exercise, depending on market conditions. Subsequent to December 31, 2011, warrants to purchase 472,222 shares of common stock with an exercise price of $0.60 per share were exercised, resulting in approximately $283,000 in proceeds. We have warrants to purchase approximately 1.2 million shares of common stock with an exercise price of $0.60 that remain outstanding that may provide additional funding. We are in discussions with potential investors to obtain additional funding, and have engaged an investment banker to facilitate these efforts.

The accompaning consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses and negative cash flow from operations raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. We believe our current cash balance, projected financial results from our operations, and the amounts that should be available to us through debt and equity financing provide sufficient resources and operating flexibility to fund our anticipated cash needs, through at least the next 12 months; however, there can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

On February 16, 2012, we announced that we entered into a term sheet to pursue a business combination with CBD Energy Limited (CBD), a diversified renewable energy company organized under the laws of Australia and based in Sydney, Australia. As proposed in the term sheet, we and a newly formed subsidiary of CBD would merge, we would become a wholly-owned subsidiary of CBD, and our stockholders would receive shares of CBD in exchange for their shares. The term sheet is generally non-binding on both parties, with the exception of certain provisions that are binding, including confidentiality and expense provisions. The proposed transaction remains subject to negotiation and to execution of definitive agreements, and then would be subject to various closing conditions, including submission for approval to our shareholders and the shareholders of CBD. Until the execution of a definitive agreement and the closing of the merger, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the merger on the part of our customers, employees, suppliers, or other third-party relationships. See Section 9B (Other Information) for additional information.

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

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivable. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. There was approximately $92,000 borrowed and approximately $658,000 available under the 2011 Credit Facility as of December 31, 2011.

Equity Financing Activity

On May 17, 2010, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 679,348 shares of common stock at a price of $3.68 per share and Series I Warrants to purchase up to 339,677 shares of common stock (50% of the number of shares of common stock initially issued) at an exercise price of $4.40 per share, which warrants were not exercisable until six months after issuance and have a term of five and one-half years. The aggregate purchase price for the shares and Series I warrants was $2,500,000. Under the securities purchase agreement, we also agreed to extend the term of the remaining Series H Warrants until December 1, 2011. The outstanding Series H Warrants were issued on June 1, 2009, and were due to expire on June 1, 2010. The remaining outstanding Series H Warrants represent the right to purchase up to an aggregate of 156,250 shares at an exercise price of $5.36 per share of common stock.

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

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 1,700 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events. As a result of a December 30, 2011 securities sale discussed below, (i) pursuant to the terms of the outstanding Series B 4% Convertible Preferred Stock, the conversion price of the Series B Preferred was reduced to $0.60 per share of common stock, and (ii) pursuant to the terms of the outstanding Series K Warrants to purchase 1,700,002 shares of common stock, the exercise price per share of those warrants was reduced to $0.60 per share of common stock. There are currently 2,273 shares of Series B Preferred that remain outstanding. After this adjustment to the conversion price as a result of the subsequent sales of the lower priced securities, the outstanding Series B Preferred would be convertible into 3,409,029 shares of common stock. See Note 11 for a discussion of the sale of units.

On March 25, 2011, we entered into a Supply Agreement with Light Way Green New Energy Co., Ltd (Lightway). Lightway is a vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway provides an additional source of supply for our proprietary solar panels. In consideration of the new contract manufacturing arrangement, we agreed to issue to Lightway shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. On July 31, 2011, in conjunction with their first shipment, Lightway was issued 361,111 unvested shares of our common stock. The shares will vest ratably on a monthly basis over a one year period beginning August 31, 2011. As of December 31, 2011, 150,465 shares had vested. The restricted stock is valued at the vest date fair value of the common stock, capitalized into inventory and expensed monthly over one year based on the volume of Lightway panels sold. The unvested shares are subject to forfeiture in the event of termination of the Supply Agreement by either party.

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

On December 30, 2011, we entered into a securities purchase agreement with CBD Energy Limited (“CBD”), an Australian corporation, relating to the sale of 1,666,667 shares of common stock at a price of $0.60 per share. The aggregate purchase price was $1,000,000. See previous discussion in Liquidity and Capital resources on potential merger with CBD.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of December 31, 2011, we had approximately $1.3 million in cash and cash equivalents. As of December 31, 2011, we had approximately $658,000 in additional borrowing capacity available under our 2011 Credit Facility.

Cash used in operating activities was approximately $4.5 million for the year ended December 31, 2011. Excluding non-cash items of $2.6 million of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $1.1 million, cash used in operating activities was primarily due to a $536,000 increase in other assets, a $454,000 increase in other receivables, a $384,000 decrease in liabilities of discontinued operations and a $218,000 increase in accounts receivable, offset by a $2.4 million increase in accounts payable and a $531,000 decrease in assets of discontinued operations – short term. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash used in operating activities was approximately $10.4 million for the year ended December 31, 2010. Excluding non-cash items of $2.7 million of stock-based compensation expense, partially offset by $2.0 million in an unrealized gain on the fair value adjustment of common stock warrants, cash used in operating activities was primarily from a $2.4 million decrease in accounts payable and a $739,000 increase in accounts receivable, partially offset by a $4.7 million decrease in assets of discontinued operations – short term, a decrease of $1.6 million in assets held for sale and a $253,000 increase in accrued liabilities and accrued warranty. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by investing activities was $180,000 for the year ended December 31, 2011, primarily due to $235,000 in proceeds from disposal of property and equipment from discontinued operations, partially offset by $73,000 in acquisitions of property and equipment. Cash used in investing activities was $72,000 for the year ended December 31, 2010, primarily due to $324,000 of purchases of vehicles, computer equipment and leasehold improvements for our ongoing operations and $139,000 of purchases for our discontinued operations, mostly offset by $392,000 of proceeds received from the disposal of property and equipment of our discontinued operations.

Cash provided by financing activities was approximately $5.1 million for the year ended December 31, 2011. During the year ended December 31, 2011, we received net proceeds of $5.2 million from the issuance of common and preferred stock, partially offset by the repayment of notes payable of $168,000. Cash provided by financing activities was approximately $5.2 million for the year ended December 31, 2010. During the year ended December 31, 2010, we received net proceeds of $4.9 million from the issuance of common stock and proceeds of approximately $922,000 from the exercise of warrants to purchase our common stock.

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

Patent Costs. We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful lives we assigned to these assets, approximately 13 years as of December 31, 2011, are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

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

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2011 is primarily related to our outstanding balance on our 2011 Credit Facility. As of December 31, 2011, there was a balance of $92,000 outstanding under the 2011 Credit Facility. If we were to borrow the maximum $750,000 under the 2011 Credit Facility, interest would accrue at the rate of the Bridge Bank Prime rate plus 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as product we purchase from manufacturers outside the United States are denominated in U.S. currency.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westinghouse Solar, Inc.

We have audited the accompanying consolidated balance sheets of Westinghouse Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Westinghouse Solar, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc

San Francisco, California
March 16, 2012

Westinghouse Solar, Inc.
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,346,777	$596,046
Restricted cash	—	540,250
Accounts receivable, net	1,096,580	912,588
Other receivables	469,469	15,864
Inventory, net	4,172,809	4,222,800
Prepaid expenses and other current assets	978,709	786,653
Assets of discontinued operations	87,455	618,204
Assets held for sale – discontinued operations	18,293	290,051
Total current assets	8,170,092	7,982,456
Property and equipment, net	196,718	334,864
Other assets, net	955,570	426,492
Assets of discontinued operations – long-term	209,913	21,724
Total assets	$9,532,293	$8,765,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,865,039	$1,483,180
Accrued liabilities	428,813	607,823
Accrued warranty	217,812	51,860
Common stock warrant liability	317,490	285,673
Credit facility	92,266	540,250
Capital lease obligations – current portion	4,699	—
Note payable – current portion	283,252	136,816
Liabilities of discontinued operations – short-term	1,308,820	1,623,927
Total current liabilities	6,518,191	4,729,529

Capital lease obligations, less current portion	4,713	—
Long-term liabilities of discontinued operations	10,200	87,088
Total liabilities	6,533,104	4,816,617

Commitments, contingencies and subsequent events (Notes 17 and 20)

Stockholders’ equity:
Convertible redeemable preferred stock, $0.001 par value, 1,000,000 shares authorized; 2,273 and 0 shares issued and outstanding on December 31, 2011 and 2010, respectively	751,223	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,040,581 and 11,442,438 shares issued and outstanding at December 31,2011 and 2010, respectively (Note 1)	16,041	11,442
Additional paid-in capital	72,683,781	68,683,205
Accumulated deficit	(70,451,856)	(64,745,728)
Total stockholders’ equity	2,999,189	3,948,919
Total liabilities and stockholders’ equity	$9,532,293	$8,765,536

The accompanying notes are an integral part of these consolidated financial statements

Westinghouse Solar, Inc.
Consolidated Statements of Operations

	2011	2010

Net revenue	$11,429,383	$8,653,390
Cost of goods sold	10,380,051	7,403,637
Gross profit	1,049,332	1,249,753
Operating expenses
Sales and marketing	2,271,392	1,182,444
General and administrative	5,868,175	8,536,187
Total operating expenses	8,139,567	9,718,631
Loss from operations	(7,090,235)	(8,468,878)
Other income (expense)
Interest income (expense), net	(21,260)	(4,638)
Adjustment to the fair value of common stock warrants	2,592,722	2,039,136
Total other income (expense)	2,571,462	2,034,498
Loss before provision for income taxes and discontinued operations	(4,518,773)	(6,434,380)
Provision for income taxes	—	—
Net loss from continuing operations	(4,518,773)	(6,434,380)
Loss from discontinued operations, net of tax	(112,848)	(6,489,698)
Net loss	(4,631,621)	(12,924,078)
Preferred stock dividend	(99,047)	—
Preferred deemed dividend	(975,460)	—
Net loss attributable to common stockholders	$(5,706,128)	$(12,924,078)

Net loss from continuing operations per common and common equivalent share (basic and diluted)	$(0.37)	$(0.63)

Net loss from discontinued operations per common and common equivalent share (basic and diluted)	$(0.00)	$(0.63)

Net loss per common and common equivalent share (basic and diluted) attributable to common shareholders	$(0.46)	$(1.28)

Weighted average shares used in computing loss per common share: (basic and diluted)	12,342,655	9,953,468

The accompanying notes are an integral part of these consolidated financial statements.

Westinghouse Solar, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2010	—	$—	9,101,739	$9,102	$59,924,858	$(51,821,650)	$8,112,310
Issuance of common shares pursuant to October 2009 securities purchase agreement	—	—	120,938	121	593,755	—	593,876
Issuance of common shares pursuant to May and October 2010 securities purchase agreements, net			1,679,348	1,679	4,333,195	—	4,334,874
Conversion of common stock warrant liability upon exercise or expiration of warrants	—	—	—	—	211,594	—	211,594
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	272,394	272	(9,706)	—	(9,434)
Stock-based compensation expense	—	—	—	—	2,707,791	—	2,707,791
Exercise of warrants for common shares at various exercise prices, $0.001 par value	—	—	268,019	268	921,718	—	921,986
Net loss	—	—	—	—	—	(12,924,078)	(12,924,078)
Balance at December 31, 2010	—	—	11,442,438	11,442	68,683,205	(64,745,728)	3,948,919
Issuance of Series B redeemable convertible preferred stock and common stock warrants	4,000	354,545	—	—	89,011	—	443,556
Conversion of convertible redeemable preferred stock to common stock	(1,727)	(578,782)	891,601	892	577,890	—	—
Preferred deemed dividend	—	975,460	—	—	—	(975,460)	—
Preferred stock dividends paid in common stock	—	—	105,682	106	98,941	(99,047)	—
Issuance of common stock pursuant to August and September 2011 Securities Purchase Agreements	—	—	3,156,766	3,157	2,106,127	—	2,109,284
Issuance of common stock for supply agreement			150,464	150	99,758	—	99,908
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	293,630	294	(24,629)	—	(24,335)
Stock-based compensation expense	—	—	—	—	1,053,478	—	1,053,478
Net loss	—	—	—	—	—	(4,631,621)	(4,631,621)
Balance at December 31, 2011	2,273	$751,223	16,040,581	$16,041	$72,683,781	$(70,451,856)	$2,999,189

The accompanying notes are an integral part of these consolidated financial statements.

 Westinghouse Solar, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(4,631,621)	$(12,924,078)
Adjustments to reconcile net loss to net cash used in by operations:
Depreciation	192,520	162,792
Amortization of patents	6,722	4,421
Bad debt expense	34,504	—
Unrealized gain on fair value adjustment of common stock warrants	(2,592,722)	(2,039,136)
Non-cash stock-based compensation expense	1,053,478	2,707,791
Loss on sale of property and equipment	10,840	—
Changes in assets and liabilities:
Accounts receivable	(218,496)	(739,087)
Other receivables	(453,605)	543
Inventory	149,899	211,025
Prepaid expenses and other current assets	122,310	(216,798)
Assets of discontinued operations – short term	530,749	4,662,347
Assets held for sale	37,066	1,599,595
Other assets	(535,800)	(330,018)
Assets of discontinued operations – long-term	(188,189)	27,182
Accounts payable	2,381,859	(2,447,710)
Accrued liabilities and accrued warranty	(13,058)	252,827
Liabilities of discontinued operations	(384,232)	(1,298,368)
Net cash used in operating activities	(4,497,776)	(10,366,672)
Cash flows from investing activities
Acquisition of property and equipment	(73,014)	(324,185)
Acquisition of property and equipment from discontinued operations	—	(139,483)
Proceeds from disposal of property and equipment	18,800	—
Proceeds from disposal of property and equipment from discontinued operations	234,692	391,786
Net cash provided by (used in) investing activities	180,478	(71,882)
Cash flows from financing activities
Borrowing on long-term debt from discontinued operations	—	18,914
Repayment of long-term debt from discontinued operations	—	(594,344)
Repayment of notes payable	(167,930)	(13,502)
Borrowing (repayment) on line of credit, net	(447,984)	540,250
Repayments on capital lease obligations	(1,588)	—
Repayments on capital lease obligations from discontinued operations	(7,764)	(22,228)
Restricted cash	540,250	(540,250)
Proceeds from stock offering	3,600,000	4,700,000
Proceeds from securities purchase agreement	2,400,000	593,876
Proceeds from exercise of warrants	—	921,986
Payment of placement agent and registration fees and other direct costs	(822,619)	(365,126)
Employee taxes paid for vesting of restricted stock	(24,336)	(9,434)
Net cash provided by financing activities	5,068,029	5,230,142
Net increase (decrease) in cash and cash equivalents	750,731	(5,208,412)
Cash and cash equivalents
Beginning of period	596,046	5,804,458
End of period	$1,346,777	$596,046

Supplemental cash flows disclosures:
Cash paid during the period for interest	$27,397	$24,165
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$2,713,550	$—
Conversion of common stock warrant liability upon exercise of warrants	$—	$211,594
Common stock warrant liability issued in connection with agency placement fee	$89,010	$—
Preferred deemed dividend	$975,460	$—
Preferred stock dividends paid in common stock	$99,047	$—
Restricted shares vested to a supplier	$99,908	$—
Property and equipment acquired through capital lease	$11,000	$—
Property and equipment acquired through capital lease – discontinued operations	$—	$9,177
Note payable obtained to finance prepaid insurance	$314,366	$150,318

The accompanying notes are an integral part of these consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

1. Description of Business

The Company was incorporated as Akeena Solar, Inc. (Akeena Solar) in February 2001 in the State of California and elected at that time to be taxed as an S Corporation. During June 2006, we reincorporated in the State of Delaware and became a C Corporation. On August 11, 2006, we entered into a reverse merger transaction (the “Merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger agreement, the stockholders of Akeena Solar received one share of Fairview common stock for each issued and outstanding share of Akeena Solar common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Subsequent to the closing of the Merger, the former stockholders of Akeena Solar held a majority of Fairview’s outstanding common stock. Since the stockholders of Akeena Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Akeena Solar became the management and board of Fairview immediately following the Merger, the Merger was accounted for as a reverse merger transaction and Akeena Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Akeena Solar. Subsequent to the Merger, the consolidated financial statements include the assets, liabilities and the historical operations of Akeena Solar and Fairview from the closing date of the Merger.

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

At the Annual Meeting of Stockholders held on March 31, 2011, our stockholders approved an amendment to our Certificate of Incorporation to formally change the name of the company from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.”. The name change became effective on April 6, 2011.

Our Corporate headquarters is located at 1475 S. Bascom Ave., Campbell, CA 95008. Our telephone number is (408) 402-9400. Additional information about Westinghouse Solar is available on our website at http://www.westinghousesolar.com. The information on our web site is not incorporated herein by reference.

Reclassifications

Discontinued Operations

In September 2010, we announced we were exiting the installation business and reclassifying the installation business segment as discontinued operations. (See Note 3. Discontinued Operations). As a result, certain line items in our consolidated balance sheets, consolidated statements of operations and our consolidated statements of cash flows have been reclassified to conform to the current presentation.

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

Concentration of Risk in Customer and Supplier Relationships

See Note 18 for a detailed discussion of our concentration of risk in customer and supplier relationships.

2. Summary of Significant Accounting Policies

Liquidity and Financial Position

For each of the two years in the period ending December 31, 2011, we have incurred net losses and negative cash flows from operations. In addition, we expect to incur a net loss from operations for our year ending December 31, 2012. During the recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, which contemplate a smaller operating loss and reaching breakeven cash flow from operations in the second half of the year, we intend to address ongoing working capital needs through cost reduction measures recently implemented and utilization of existing inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower, further staffing reductions and expense cuts could occur.

As of December 31, 2011, we had approximately $1.3 million in cash on hand and $658,000 available under our credit facility. As an additional source of capital, outstanding warrants provide the possibility to receive additional proceeds upon exercise, depending on market conditions. Subsequent to December 31, 2011, warrants to purchase 472,222 shares of common stock with an exercise price of $0.60 per share were exercised, resulting in approximately $283,000 in proceeds. There are warrants to purchase approximately 1.2 million shares of common stock with an exercise price of $0.60 that remain outstanding that may provide additional funding. We are in discussions with potential investors to obtain additional funding, and we have engaged an investment banker to facilitate these efforts.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. We believe our current cash balance, projected financial results and the amounts that should be available through debt and equity financing provide sufficient resources and operating flexibility through at least the next 12 months, however, there can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents, which consist principally of money market demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments.

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

Estimated useful lives are as follows:

Category	Useful Lives
Office Equipment	2-5 years
Vehicles	3-5 years
Leasehold Improvements	2 years

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We do not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2011 and 2010.

Goodwill and Other Intangible Assets

We do not amortize goodwill, but rather test goodwill for impairment at least annually. During the year ended December 31, 2010 and in connection with the discontinued installation operations, we wrote off approximately $299,000 in goodwill.

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 13 years as of December 31, 2011, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Costs associated with patents currently held are approximately $125,000, net of approximately $21,000 of accumulated amortization, are included in other assets, net as of December 31, 2011, and are being amortized over the estimated useful life, which was determined to be seventeen years. Amortization expense of patents was approximately $7,000 and $5,000 in each of the years ended December 31, 2011 and 2010, respectively. Estimated amortization expense of patents for the five years subsequent to December 31, 2011, is approximately $8,000 per year. Capitalized filing fees associated with obtaining new patents not yet issued and defense of existing patents (not yet resolved) of approximately $833,000 are included in other assets as December 31, 2011.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $218,000 at December 31, 2011 and $52,000 at December 31, 2010, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:

	Twelve Months Ended
	2011	2010
Beginning accrued warranty balance	$51,860	$8,404
Reduction for labor payments and claims made under the warranty	—	—
Accruals related to warranties issued during the period	165,952	43,456
Ending accrued warranty balance	$217,812	$51,860

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty at December 31, 2011 and 2010 was approximately $1.1 million and $1.2 million, respectively, and is included within “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

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

Stock-based Compensation

We apply the fair value method under Accounting Standards Codification (ASC) 718 in accounting for our 2001 Stock Option Plan and our 2006 Stock Incentive Plan. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant.

Advertising

We expense advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2011 and 2010, was approximately $187,000 and $202,000, respectively.

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the years ended December 31, 2011 and 2010, we expensed approximately $800,000 and $771,000, respectively, in general and administrative costs.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of sales when the related inventory is sold.

Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. We apply the provisions of ASC 740, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Earnings Per Share

As of January 1, 2009, we adopted Accounting Standards Codification (ASC) 260 (formerly Financial Accounting Standards Board Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1) (ASC 260), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260 (formerly Statement of  Financial Accounting Standards (SFAS) No. 128), Earnings Per Share. The effect of the adoption of the Staff Position was not material to our net loss per share.

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

	Twelve Months Ended December 31,
	2011	2010
Basic:
Numerator:
Net loss	$(4,631,621)	$(12,924,078)
Less: Net loss allocated to participating securities	72,062	199,832
Net loss attributable to stockholders	(4,559,559)	$(12,724,246)
Preferred stock dividend	(99,047)	—
Preferred deemed dividend	(975,460)	—
	$(5,634,066)	$(12,724,246)
Denominator:
Weighted-average shares outstanding	12,537,727	10,109,820
Weighted-average unvested restricted shares outstanding	(195,072)	(156,318)
Denominator for basic net loss per share	12,342,655	9,953,502

Basic net loss per share attributable to common stockholders	$(0.46)	$(1.28)

Diluted:
Numerator:
Net loss	$(4,631,621)	$(12,924,078)
Less: Net loss allocated to participating securities	72,062	199,832
Net loss attributable to stockholders	(4,559,559)	$(12,724,246)
Preferred stock dividend	(99,047)	—
Preferred deemed dividend	(975,460)	—
	$(5,634,066)	$(12,724,246)
Denominator:
Denominator for basic calculation	12,342,655	9,953,502
Weighted-average effect of dilutive stock options	—	—
Denominator for diluted net loss per share	12,342,655	9,953,502

Diluted net loss per share attributable to common stockholders	$(0.46)	$(1.28)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	December 31, 2011	December 31, 2010
Stock options outstanding	1,077,744	999,775
Unvested restricted stock	289,795	101,446
Warrants to purchase common stock	4,106,016	1,503,997
Preferred stock convertible into common stock	3,409,029	—

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Westinghouse Solar and Fairview, pursuant to the Merger as described in Note 1. We also have two wholly-owned subsidiaries as of December 31, 2011 and 2010. Akeena Corp. and Andalay Solar, Inc. are wholly-owned subsidiaries of Westinghouse Solar, Inc. All inter-company accounts have been eliminated in consolidation.

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

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. As a result of the decision to exit the California installation business we recorded a restructuring charge totaling approximately $3.0 million for the year ended December 31, 2010, the majority of which were non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $765,000 related to headcount reductions paid primarily in shares of our common stock, (ii) inventory write downs of $948,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $367,000. During the year ended December 31, 2010, we recorded a loss from discontinued operations of $6.5 million. During the year ended December 31, 2011, we recorded an additional $113,000 loss from the discontinued installation business.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets at December 31, 2011 and 2010, and consist of the following:

Assets of discontinued operations:	December 31, 2011	December 31, 2010
Accounts receivable and other receivables	$41,762	$501,454
Prepaid expenses and other current assets	34,415	69,207
Other assets	11,278	47,543
Total current assets of discontinued operations	87,455	618,204
Security deposits on operating leases	9,913	21,724
Security deposit – escrow account for installation jobs	200,000	—
Total assets of discontinued operations	$297,368	$639,928

Liabilities of discontinued operations:	December 31, 2011	December 31, 2010
Accounts payable	$—	$130,282
Customer rebate payable	—	19,200
Accrued liabilities	124,751	131,139
Accrued warranty	1,133,549	1,246,594
Deferred revenue	50,520	93,751
Current portion of capital lease obligations	—	2,961
Total current liabilities	1,308,820	1,623,927

Capital lease obligations, less current portion	—	4,803
Other long-term liabilities	10,200	82,285
Total discontinued operations liabilities	$1,319,020	$1,711,015

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

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying consolidated balance sheets at December 31, 2011 and 2010, and consist of the following:

Assets held for sale:	December 31, 2011	December 31, 2010
Inventory	$18,293	$253,370
Office equipment	—	2,869
Furniture and fixtures	—	15,085
Vehicles	—	18,727
	$18,293	$290,051

4. Accounts Receivable

Accounts receivable consists of the following:

	December 31, 2011	December 31, 2010
Trade accounts	$1,230,895	$917,588
Less: Allowance for bad debts	(39,000)	(5,000)
Less: Allowance for returns	(95,315)	—
	$1,096,580	$912,588
The following table summarizes the allowance for doubtful accounts as of December 31, 2011 and 2010:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Year ended December 31, 2011	$5,000	$34,000	$—	$39,000
Year ended December 31, 2010	$173,502	$5,000	$(173,502)	$5,000

5. Note Receivable

During March 2009, we reached a resolution with a customer who had lost project funding for which we wrote off $963,000 to discontinued operation in the fourth quarter of 2008. The settlement resulted in us receiving a combination of cash, other consideration and a promissory note of $675,000. The $675,000 note receivable was reflected in assets of discontinued operations as of December 31, 2009, with a corresponding reserve of $675,000. In accordance with the terms of the note, the note was paid in full in March 2010 and the $675,000 reserve was reversed to discontinued operations in our consolidated statements of operations. As of December 31, 2011 and 2010, we had no remaining note receivable.

6. Inventory

Inventory consists of the following:

	December 31, 2011	December 31, 2010
Work in process	$—	$591,463
Finished goods	4,172,809	3,631,337
	$4,172,809	$4,222,800

Capitalized in inventory is approximately $75,000 in stock compensation related to the restricted stock grant for a supply agreement with Light Way Green New Energy Co., Ltd, and $12,000 related to rent, depreciation and salary costs.

7. Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31, 2011	December 31, 2010
Office equipment	$573,852	$513,862
Leasehold improvements	148,759	148,407
Vehicles	17,992	30,226
	740,603	692,495
Less: Accumulated depreciation and amortization	(543,885)	(357,631)
	$196,718	$334,864

Depreciation expense for the twelve months ended December 31, 2011 and 2010 was approximately $193,000 and $163,000, respectively. Beginning in the fourth quarter 2010, concurrent with our change in business model to a pure a manufacturing and distribution business, a portion of depreciation expense related to leasehold improvements and equipment in our warehouse is allocated to cost of goods sold. All other depreciation is included in general and administrative expense.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2011	December 31, 2010
Accrued salaries, wages, benefits and bonus	$92,692	$168,616
Sales tax payable	1,159	21,823
Accrued accounting and legal fees	138,233	92,390
Allowance for returns	20,081	294,590
Customer deposit payable	13,819	—
Royalty payable	125,000	—
Other accrued liabilities	37,829	30,404
	$428,813	$607,823

9. Credit Facility

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

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. There was approximately $92,000 borrowed and approximately $658,000 available under the 2011 Credit Facility as of December 31, 2011.

10. Note payable and Capital Lease Obligations

Our note payable consists of an insurance premium financing agreement. The interest rate on this agreement is 2.75%, with monthly principal and interest payments of $31,834. The final payment is due on September 8, 2012. Our capital lease obligation consists of a lease on equipment. Our scheduled principal maturities relating to this capital lease obligation at December 31, 2011 are approximately $5,000 in 2012 and $5,000 in 2013.

11. Stockholders’ Equity

We were incorporated in 2001 and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Westinghouse Solar received one share of Fairview common stock for each issued and outstanding share of Westinghouse Solar common stock. Westinghouse Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Since the stockholders of Westinghouse Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Westinghouse Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Westinghouse Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Westinghouse Solar. Subsequent to the Merger, the consolidated financial statements include the assets, and the historical operations of Westinghouse Solar and Fairview from the closing date of the Merger.

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

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. See Note 12 for a discussion of the sale of units.

On March 25, 2011, we entered into a Supply Agreement with Light Way Green New Energy Co., Ltd (Lightway). Lightway is a leading international vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway provides an additional source of supply for our proprietary Westinghouse Solar panels. In consideration of the new contract manufacturing arrangement, we agreed to issue to Lightway shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. On July 31, 2011, in conjunction with their first shipment, Lightway was issued 361,111 unvested shares of our common stock. The shares will vest ratably on a monthly basis over a one year period beginning August 31, 2011, and, as of December 31, 2011, 150,465 shares have vested. The restricted stock is valued at the vest date fair value of the common stock, capitalized into inventory and expensed monthly over one year based on the volume of Lightway panels sold. The unvested shares are subject to forfeiture in the event of termination of the Supply Agreement by either party.

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

On December 30, 2011, we entered into a securities purchase agreement with CBD Energy Limited (“CBD”), an Australian corporation, relating to the sale of 1,666,667 shares of common stock at a price of $0.60 per share. The aggregate purchase price was $1,000,000.

As a result of the December 30, 2011 sale, (i) pursuant to the terms of the outstanding Series B 4% Convertible Preferred Stock, the conversion price of the Series B Preferred was reduced to $0.60 per share of common stock, and (ii) pursuant to the terms of the outstanding Series K Warrants to purchase 1,700,002 shares of common stock, the exercise price per share of those warrants was reduced to $0.60 per share of common stock. There are currently 2,273 shares of Series B Preferred that remain outstanding. After adjustment to the conversion price as a result of the sale of the Securities, the outstanding Series B Preferred would be convertible into 3,409,029 shares of common stock. Because we have previously recognized the full amount of proceeds allocated to the preferred stock as a preferred deemed dividend, there was no further accounting implication to this adjustment.

See Note 14 for a discussion of the accounting treatment of the stock warrant transactions discussed above.

12. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of December 31, 2011, 1,727 shares of preferred stock had been converted into 891,601 shares of common stock.

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

On the date of issuance, we recorded the value of the Series B Preferred of $1.0 million and of the warrants of $2.6 million on our balance sheet. The closing price of our common stock on the date of issuance was used to value the Series B Preferred and we used the Black-Scholes model to value the Series K Warrants. For purposes of calculating the fair value of the warrants, we used a risk free rate of return of 1.4%, an expected life of 4.1 years and a volatility percentage of 103.2%. The intrinsic value of the beneficial conversion feature is considered a preferred deemed dividend totaling $975,000 to the preferred shareholders, and was charged to additional paid-in capital on our consolidated balance sheets and net loss attributable to common stockholders on our consolidated statements of operations.

Pursuant to our August 16, 2011 securities sale, the conversion price of the Series B Preferred was reduced from $1.80 to $1.01 per share of common stock, pursuant to our September 28, 2011 securities sale, the conversion price of the Series B Preferred was reduced to $0.80 per share of common stock and, pursuant to our December 30, 2011 securities sale, the conversion price of the Series B Preferred was further reduced to $0.60 per share of common stock. The maximum intrinsic value of the beneficial conversion feature was previously recorded on the date of issuance for the Series B Preferred and, consequently, no additional preferred deemed dividend was recorded as a result of the reduction in the conversion price of the Series B Preferred.

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

See Note 14 for a discussion of the accounting treatment of the stock warrant transactions described above.

13. Stock Option and Incentive Plan

On August 8, 2006, we adopted the Westinghouse Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 2,251,929 shares available for issuance under the Stock Plan as of December 31, 2011.

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

We recognized stock-based compensation expense of approximately $1.1 million and $2.7 million during the twelve months ended December 31, 2011 and 2010, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the twelve months ended December 31, 2011 and 2010:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2010	194,968	$10.52
Granted	386,326	$2.54
Forfeited/cancelled	(116,388)	$7.77
Released/vested	(363,460)	$3.74
Outstanding and not vested beginning balance at January 1, 2011	101,446	$7.57
Granted	332,155	$1.46
Forfeited/cancelled	(33,550)	$4.61
Released/vested	(110,256)	$4.91
Outstanding and not vested at December 31, 2011	289,795	$1.92

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2011 and 2010, there was approximately $465,000 and $682,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the twelve months ended December 31, 2011 and 2010, was approximately $161,000 and $936,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the twelve months ended December 31, 2011 and 2010, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the twelve months ended December 31, 2011 and 2010:

	Number of Shares Subject To Option 2011	Weighted-Average Exercise Price	Number of Shares Subject To Option 2010	Weighted-Average Exercise Price
Outstanding beginning balance	999,775	$8.66	629,633	$12.29
Granted during the year	377,699	1.72	451,625	3.33
Forfeited/cancelled/expired during the year	(299,730)	11.36	(81,483)	7.21
Exercised during the year	—	—	—	—
Outstanding at end of year	1,077,744	$5.47	999,775	$8.66
Exercisable at end of year	468,758	$8.95	364,863	$16.27
Outstanding and expected to vest	1,007,256	$5.68	894,288	$9.16

Stock options are valued at the estimated fair value on the grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the twelve months ended December 31, 2011 and 2010 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Twelve Months Ended December 31,
	2011	2010
Weighted-average volatility	103.8%	105.1%
Expected dividends	0.0%	0.0%
Expected life	3.0 years	3.5 years
Weighted-average risk-free interest rate	1.1%	1.3%

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.07 for the stock options to purchase 377,699 shares of common stock granted during the twelve months ended December 31, 2011 and $2.27 for the stock options to purchase 451,625 share of common stock granted during the twelve months ended December 31, 2010. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of December 31, 2011 and 2010, was 3.2 years and 3.5 years, respectively. The total estimated fair value of stock options vested during the twelve months ended December 31, 2011 and 2010 was approximately $541,000 and $1.6 million, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2011 and 2010 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2011 and 2010, there was approximately $520,000 and $1.3 million, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.5 and 2.0 years, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the twelve months ended December 31, 2011 and 2010, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.
 Non-vested stock option activity for the year ended December 31, 2011 is as follows:

	Non-Vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	634,912	$2.12
Granted	377,699	$1.07
Forfeited/cancelled	(138,665)	$(3.04)
Released/vested	(264,960)	$(2.52)
Outstanding at December 31, 2011	608,986	$0.85

Options outstanding at December 31, 2011 are summarized as follows:

	Options Outstanding			Vested Options
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.58 - $2.04	156,586	4.7	$1.08	61,096	$1.61
$2.16 - $2.44	283,613	4.1	$2.19	39,863	$2.35
$3.44 - $3.48	307,875	3.6	$3.45	98,460	$3.45
$4.00 - $7.40	191,000	2.4	$6.26	130,669	$6.22
$10.84 - $32.08	138,670	0.7	$20.57	138,670	$20.57
$0.58 - $32.08	1,077,744	3.3	$5.80	468,758	$8.95

14. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of December 31, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.3%, an expected life of 2.2 years; an expected volatility factor of 108.7% and a dividend yield of 0.0%. The fair value of the warrants decreased to $8,000 as of December 31, 2011 and we recognized a $277,000 favorable non-cash adjustment from the change in fair value of these warrants for the twelve months ended December 31, 2011.

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

On May 17, 2010, we entered into a securities purchase agreement and issued Series I Warrants to purchase 339,677 shares of common stock at an exercise price of $4.40 per share (the “Series I Warrants”). The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.28%, an expected life of 4.1 years; an expected volatility factor of 107% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $950,000, which was allocated to additional paid in capital. Under the May 17, 2010 Securities Purchase Agreement, we also agreed to extend the term of the remainder of our outstanding Series H Warrants until December 1, 2011. The estimated value assigned to the extension of these warrants was approximately $210,000.

On October 7, 2010, we entered into a securities purchase agreement and issued Series J Warrants to purchase 400,001 shares of common stock at an exercise price of $2.44 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.54%, an expected life of 4.1 years; an expected volatility factor of 103.7% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $694,000, which was allocated to additional paid in capital. Under the securities purchase agreement, we also agreed to amend the outstanding Series I Warrants, such that the exercise price of the Series I Warrants was reduced to $2.44 per share. In addition, with respect to 45% of the shares of common stock subject to each of the Series I Warrants, (i) each warrant was not exercisable until the six month anniversary of the closing under the securities Purchase agreement, and (ii) the expiration date was extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series I Warrants were originally issued on May 17, 2010, and represent the right to purchase up to an aggregate of 339,677 shares of our common stock. The estimated value assigned to the reduction in exercise price and extension of these warrants was approximately $97,000. As the terms of the Series I Warrants are classified as equity, as opposed to liability, there was no accounting impact as a result of the amendment to the Series I Warrants.

On February 17, 2011, we entered into a securities purchase agreement and issued Series K Warrants to purchase up to 1,700,002 shares of common stock at an exercise price of $2.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $2.6 million, of which $2.6 million was reflected as common stock warrant liability with an offset to preferred stock as of the offering close date. As a result of the August 16, 2011 security sale, the exercise price of the Series K warrants was reduced from $2.40 to $1.01; as a result of the September 28, 2011 security sale, the exercise price of the Series K warrants was further reduced from $1.01 to $0.80; as a result of the December 31, 2011 security sale, the exercise price of the Series K warrants was further reduced from $0.80 to $0.60. The estimated value assigned to the reduction in exercise price was $270,000, $50,000 and $29,000, respectively, on August 16, 2011, September 28, 2011 and December 31, 2011, and we recognized a non-cash charge from the change in the fair value of the warrants. As of December 31, 2011, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.4%, an expected life of 3.3 years; an expected volatility factor of 108.7% and a dividend yield of 0.0%. The fair value of the warrants decreased to $309,000 as of December 31, 2011 and we recognized a $2.3 million favorable non-cash adjustment from the change in fair value of these warrants for the twelve months ended December 31, 2011.

In connection with the February 17, 2011 securities purchase agreement, we issued as a placement agent fee to our financial advisory firm warrants to purchase 60,000 shares of common stock at an exercise price of $2.44 per share, with a term of five years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 3.8 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $89,000 which was reflected as a reduction in the net proceeds of the preferred stock and is classified as additional paid in capital as of the offering close date.

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

The following table summarizes the Warrant activity for the twelve months ending December 31, 2010 and 2011:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	1,356,548	$11.11
Issued	777,174	$2.41
Exercised	(268,019)	$(3.44)
Cancelled/expired	(361,706)	$(5.57)
Outstanding at December 31, 2010	1,503,997	$9.32
Issued	2,758,269	$0.72
Exercised	—	$—
Cancelled/expired	(156,250)	$(5.36)
Outstanding at December 31, 2011	4,106,016	$3.57

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	December 31, 2011
Fair value of common stock warrant liability	$—	$—	$317,490	$317,490
Accrued rent related to office closures	—	—	79,888	79,888
Total	$—	$—	$397,378	$397,378
Assets	Level 1	Level 2	Level 3	December 31, 2010
Fair value of cash equivalents – money market	$1,000,323	$—	$—	$1,000,323
Total	$1,000,323	$—	$—	$1,000,323

Liabilities	Level 1	Level 2	Level 3	December 31, 2010
Fair value of common stock warrant liability	$—	$—	$285,673 $2,536,402	$285,673
Accrued rent related to office closures	—	—	209,654	209,654
Total	$—	$—	$495,327	$495,327

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

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2011:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2011	$209,654	$285,673	$495,327
Total realized and unrealized gains or losses	645	(2,592,723)	(2,592,124)
Repayments	(130,411)	—	(130,365)
Net transfers in and/or (out) of level 3	—	2,624,540	2,624,540
Ending balance – December 31, 2011	$79,888	$317,490	$397,378

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

During the years ended December 31, 2011 and 2010, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax assets.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31,	December 31,
	2011	2010
Tax at Federal Statutory Rate	$(1,536,000)	$(2,187,000)
State taxes, net of Federal benefit	(385,000)	(444,000)
Research and Development Credits	(13,000)	41,000
Fair Market Value of Warrants	(882,000)	(693,000)
Stock Based Compensation	218,000	170,000
Other permanent items	2,000	6,000
Valuation allowance	2,596,000	3,107,000
Income Tax Provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss and credit carryforwards	$24,978,000	$22,237,000
Stock-Based Compensation	1,113,000	1,004,000
Accruals	811,000	997,000
Basis difference for fixed assets and intangibles	224,000	247,000
Total gross deferred tax assets	27,126,000	24,485,000
Valuation allowance	(27,126,000)	(24,485,000)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets. At December 31, 2011, we had useable net operating loss carryforwards of approximately $62.1 million for federal and $60.0 million for state income tax purposes available to offset future taxable income expiring through 2031 for both federal and California. At December 31, 2011, we had useable R & D credits of approximately $314,000 for federal and $231,000 for California. The federal credits expire through 2031 and the state credits have no expiration. The net change in the valuation allowance during the years ended December 31, 2011 and 2010 was an increase of approximately $2.6 million and $5.6 million, respectively, primarily due to current year losses.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income, which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The company has not concluded its analysis of Section 382 through December 31, 2011 but believes that these provisions will not limit the availability of losses to offset future income.

On January 1, 2007, we adopted ASC Topic 740—Income Taxes (“ASC 740”) FASB ASC 740, “Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Due to net operating loss and research credit carryforwards, substantially all of our tax years remain open to U.S. federal and state tax examinations. We classify interest and penalties recognized pursuant to Interpretation 48 as part of income tax expense. No interest or penalties related to unrecognized tax benefits have been accrued for the year ended December 31, 2011. We anticipate our unrecognized tax benefits will increase in the next 12 months due to any additional research credits claimed.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	2011	2010
Balance, beginning of year	$123,000	$103,000
Additions based on tax positions related to the current year	13,000	20,000
Additions for tax positions related to prior years		—
Reductions for tax positions related to prior years		—
Balance, end of year	$136,000	$123,000

In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $117,000 and $105,000 at December 31, 2011 and 2010 respectively, of unrecognized tax benefits would impact the effective rate, if recognized.

17. Commitments and Contingencies

Westinghouse License

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. The agreement automatically renews on January 1, 2014, unless terminated by us upon written notification at least 120 days prior to termination. Future minimum payments due under this agreement are $750,000 and $1.0 million for the years ending December 31, 2012 and 2013, respectively.

Non-Cancelable Operating Leases

The operating lease for our Campbell, California corporate office facility expires on December 31, 2012 and the lease on our San Jose, California warehouse facility expires on December 14, 2012. Total rent expense amounted to approximately $382,000, net of $36,000 in rental income, and $530,000 for the years ended December 31, 2011 and 2010, respectively. Total rent expense for the years ended December 31, 2011 and 2010 included approximately $186,000, and $135,000, respectively, in accelerated rent expense relating to our discontinued installation operations in September 2010. During the year ended December 31, 2010, we took a non-cash charge of approximately $236,000 for future lease payments for office space in Anaheim, Clovis and San Diego, California. We do not occupy the Anaheim, Clovis and San Diego locations as a result of the discontinuation of our installation operations. Future minimum lease payments on operating leases at December 31, 2011 are as follows:

2012	$307,707
2013	12,029
2014	—
2015	—
2016	—
Thereafter	—
Total minimum lease payments	$319,736

Litigation

On January 27, 2012, the Superior Court of the State of California, County of Santa Clara, filed an order (the "State Derivative Order") granting final approval to the settlement of the state derivative complaint filed against us and certain of the our officers and directors on May 28, 2010, captioned Dulgarian v. Cinnamon et al., Case No. 1:10-CV-173351. Pursuant to the State Derivative Order, the state derivative lawsuit was dismissed in its entirety with prejudice and on the merits. The settlement resulted in a release of all claims and did not provide for the payment of monetary compensation to shareholders; rather, it provided for certain additions to our corporate governance policies and procedures and for the payment of plaintiff’s attorneys’ fees and litigation expenses to be paid exclusively from the proceeds of our directors and officers liability insurance.

On December 15, 2011, the United States District Court for the Northern District of California entered an order (the "Class Action Order") granting final approval to the settlement of the class action complaint filed against us and certain of our officers on May 18, 2009, captioned Hodges v. Akeena Solar, Inc., et al., Case No. C-09-02147. Pursuant to the settlement and Class Action Order, the class action lawsuit was dismissed in its entirety with prejudice and on the merits, resulting in a release of all claims and a cash payment made exclusively from the proceeds of our directors' and officers' liability insurance.

On October 22, 2009, we filed a complaint against several defendants including Zep Solar, Inc. (“Zep”) in the United States District Court for the Northern District of California, San Francisco Division for the direct and contributory infringement of U.S. Patent No. 7,406,800 (the “’800 patent”) (the “’800 Patent District Court Action”). The ’800 Patent District Court Action alleges that the defendants are engaged in various sales, marketing and other activities involving a product that embodies inventions contained in the ’800 patent. The defendants moved to stay the case on January 27, 2010 after filing a petition with the United States Patent and Trademark Office (“USPTO”) to have the ’800 patent re-examined as a response to the suit. On March 14, 2010, the District Court judge granted defendants’ motion to stay the case pending resolution of the re-examination proceeding in the USPTO. On June 7, 2011, the USPTO issued a Reexamination Certificate for some of the original claims of the ’800 patent. On June 7, 2011, the defendants submitted a second request for reexamination challenging the remaining claims of the ’800 patent. On July 15, 2011, the USPTO granted the request to open a reexamination proceeding concerning the remaining claims of the ’800 patent. The District Court has ordered that ’800 Patent District Court Action remain stayed during this reexamination process. We intend to aggressively pursue this case upon completion of the reexamination process.

On August 2, 2011 the USPTO issued Patent No. 7,987,641 (the “’641 patent”) to Andalay Solar, Inc. covering additional inventions pertaining to a solar panel with integrated racking. On August 2, 2011, Zep and Trina Solar filed a complaint against us in the United States District Court for the Northern District of California, San Francisco Division for declaratory judgment of non-infringement and invalidity of the ’641 patent (the “’641 District Court Action”). On August 5, 2011, Zep filed an Inter Parties Reexamination request for the '641 patent, which was granted on September 23, 2011. Zep subsequently requested, and on October 23, 2011, obtained a stay of the ’641 District Court Action pending the reexamination proceedings regarding the ’641 patent in the USPTO. We intend to aggressively defend our patent rights related to the ’641 patent upon completion of the reexamination process.

On October 4, 2011, we filed a complaint with the United States International Trade Commission (“ITC”) accusing Zep and Canadian Solar of infringing two Westinghouse Solar patents – the ’800 patent and the ’641 patent. In the ITC Complaint, we seek relief that includes, among other things, the institution of an investigation of Zep and Canadian Solar, a permanent exclusion order barring certain Zep and Canadian Solar products from being imported into the United States, as well as a cease and desist order prohibiting the importation, sale, or advertising of these products. On November 2, 2011, the ITC initiated an investigation based on our complaint (the “ITC Action”). The ITC has set a hearing date before the presiding Administrative Law Judge on September 24, 2012, and a target date to complete its investigation of May 8, 2013. Following the initiation of the ITC Action, on December 9, 2011, the District Court in the ’800 Patent and ’641 Patent District Court cases issued a supplemental stay of those respective actions pending the outcome of the ITC Action. We intend to aggressively pursue the ITC Action through the completion of the Government’s investigation.

On December 20, 2011, Zep filed a complaint against us and other defendants in the United States District Court for the Northern District of California, San Francisco Division alleging that the our products infringe U.S. Patent No. 7,952,537 (the “’537 District Court Action”). The ’537 District Court Action is in its very early stages, but we intend to aggressively defend our products, technology and patent rights.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Concentration of Risk in Customer and Supplier Relationships

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2011 and 2010, there was approximately $1.1 million and $886,000, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the twelve months ended December 31, 2011 and 2010, four customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Real Goods Solar (Real Goods), a leading residential solar energy installation company/integrator and Highland Solar (Highland), a Canadian solar distributor. For the twelve months ended December 31, 2011 and 2010, the percentages of sales to Lennar, Lennox, Real Goods and Highland are as follows:

	Twelve Months Ended December 31,
	2011	2010

Lennar Corporation	21.5%	—
Lennox International Inc.	20.6%	16.2%
Real Goods Solar	2.6%	25.1%
Highland Solar	—	13.6%

Lennar Corporation and Highland Solar had no receivable balance as of December 31, 2011 and 2010. Lennox accounted for 23.1% and 1.0% of our gross accounts receivable as of December 31, 2011 and 2010, respectively. Real Goods accounted for 1.2% and 73.3% of our gross accounts receivable as of December 31, 2011 and 2010, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 61.3% and 57.3% of materials purchased during the twelve months ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, accounts payable included amounts owed to the top three vendors of approximately $3.3 million and $1.1 million, respectively.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. We believe that our commercial relationship with each of these suppliers is good. Although we had a significant amount of inventory on hand as of December 31, 2011, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

19. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved the 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. In 2011, we began making matching contributions equal to 10% of the employee contribution. For the year ended December 31, 2011, approximately $13,000 was included in accrued liabilities related to this matching contribution.

20. Subsequent Events

Subsequent to December 31, 2011, warrants to purchase 472,222 shares of our common stock were exercised, resulting in approximately $283,000 in proceeds.

On February 15, 2012, we entered into a term sheet with CBD Energy Limited, a corporation organized under the laws of Australia (CBD) to pursue a business combination by means of a merger in which CBD would become our parent company. We, or a newly formed subsidiary, would become a direct or indirect wholly-owned subsidiary of the CBD. In the potential merger as proposed in the term sheet, our stockholders would receive shares of CBD in exchange for their shares.

The term sheet is generally non-binding by both parties, with the exception of certain provisions that are binding, including, provisions for confidentiality and payment of expenses.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control. Based on our evaluation under the framework in Internal Control, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B.  Other Information.

On February 15, 2012, we entered into a term sheet with CBD Energy Limited, a corporation organized under the laws of Australia (CBD) to pursue a potential business combination in which CBD would acquire us. As proposed in the term sheet, we and a newly formed subsidiary of CBD would merge, we would become a wholly-owned subsidiary of CBD, and our stockholders would receive shares of CBD in exchange for their shares. The term sheet is generally non-binding on both parties, with the exception of certain provisions that are binding, including confidentiality and expense provisions. There were also binding provisions that restricted us, for a limited exclusivity period, from entering into a merger or similar transaction with any third party (besides CBD), and restricting us from taking certain corporate actions, including paying dividends, making certain capital expenditures, selling assets, or amending our charter or bylaws, until the termination of the exclusivity period. The exclusivity period ended March 13, 2012.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Part III under Item 10 will be included in either our Proxy Statement for the 2012 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by Part III under Item 11 will be included in either our Proxy Statement for the 2012 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Information required by Part III under Item 12 will be included in either our Proxy Statement for the 2012 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions; and Director Independence.

Information required by Part III under Item 13 will be included in either our Proxy Statement for the 2012 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information required by Part III under Item 14 will be included in either our Proxy Statement for the 2012 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2011, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Westinghouse Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

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

3.5
Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 to our Current Report on Form 10-Q filed on May 10, 2011)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.3	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)
4.4	Form of Series I Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 17, 2010)

4.5	Form of Series J Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 8, 2010)

4.6	Form of Series K Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2011)

4.7	Form of Series L Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 17, 2011)

4.8	Form of Series M Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 28, 2011)

4.9
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

4.10	Certificate of Amendment to the Certificate of Designation (incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on August 24, 2011)

10.1	‡	Westinghouse Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	Westinghouse Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	Westinghouse Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the Westinghouse Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2006)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on August 28, 2006)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 14, 2006)

10.6	‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7		Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on August 14, 2006)

10.8	‡
Second Amendment to the Westinghouse Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

10.9
Standard Industrial/Commercial Single-Tenant Lease - Net, dated September 30, 2002, between Mattiuz Children’s Trust and the Company, as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, filed on August 28, 2006)

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

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Security Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.16	‡	Third Amendment to the Westinghouse Solar, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.17
Stock Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.18
Stock Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.19
Master Assignment and Assumption Agreement by and among Westinghouse Solar, Inc., Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.20
Supply and Warranty Agreement by and between Westinghouse Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.21	µ
Strategic OEM agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009 (incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K/A filed on June 14, 2011)

10.22	µ
License Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010 (incorporated herein by reference to Exhibit 10.27 to our Current Report on Form 10-K filed on March 2, 2011)

10.23
Business Financing Agreement by and among Westinghouse Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-K filed on March 2, 2011)

10.24
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among Westinghouse Solar, Inc. and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of August  16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2011)

10.27
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011)

10.28
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the CBD Energy Limited, dated as of
December 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2012)

10.29		Trade Name Agreement by and between Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010 (incorporated by reference to Exhibit 10.28 to our Current Report on Form 10-K filed on March 2, 2011)

21.1*		List of Subsidiaries

23.1*		Consent of Independent Registered Accounting Firm Burr Pilger Mayer, Inc.

31.1*		Section 302 Certification of Principal Executive Officer

31.2*		Section 302 Certification of Principal Financial Officer

32.1*		Section 906 Certification of Principal Executive Officer

32.2*		Section 906 Certification of Principal Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

**
The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

µ
Confidential treatment has been requested with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

‡	Management contract or compensatory plan or arrangement.

†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2012

WESTINGHOUSE SOLAR, INC.

/s/ Barry Cinnamon
Barry Cinnamon
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 16, 2012.

Signature	Title

/s/ Barry Cinnamon	President, Chief Executive Officer and Director
Barry Cinnamon	(Principal Executive Officer)

/s/ Margaret R. Randazzo	Chief Financial Officer
Margaret R. Randazzo	(Principal Financial and Accounting Officer)

/s/ Edward L. Bernstein	Director
Edward L. Bernstein

/s/ Gary Effren	Director
Gary Effren

/s/ Mark L. Kalow	Director
Mark L. Kalow

/s/ Ron Kenedi	Director
Ron Kenedi

/s/ Robert F. Kennedy, Jr.	Director
Robert F. Kennedy, Jr.

/s/ Ed Roffman	Director
Ed Roffman

/s/ Jon Witkin	Director
Jon Witkin

Exhibit Index

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Westinghouse Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

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

3.5
Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 to our Current Report on Form 10-Q filed on May 10, 2011)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.3	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)
4.4	Form of Series I Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 17, 2010)

4.5	Form of Series J Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 8, 2010)

4.6	Form of Series K Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2011)

4.7	Form of Series L Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 17, 2011)

4.8	Form of Series M Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 28, 2011)

4.9
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

4.10	Certificate of Amendment to the Certificate of Designation (incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on August 24, 2011)

10.1	‡	Westinghouse Solar, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	Westinghouse Solar, Inc. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	Westinghouse Solar, Inc. 2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the Westinghouse Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2006)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed on August 28, 2006)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 14, 2006)

10.6	‡
Restricted Stock Agreement, dated December 29, 2006, between the Company and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7		Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on August 14, 2006)

10.8	‡
Second Amendment to the Westinghouse Solar, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

10.9
Standard Industrial/Commercial Single-Tenant Lease - Net, dated September 30, 2002, between Mattiuz Children’s Trust and the Company, as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, filed on August 28, 2006)

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

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Company and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Security Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.16	‡	Third Amendment to the Westinghouse Solar, Inc. 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.17
Stock Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.18
Stock Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.19
Master Assignment and Assumption Agreement by and among Westinghouse Solar, Inc., Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.20
Supply and Warranty Agreement by and between Westinghouse Solar, Inc. and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.21	µ
Strategic OEM agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009 (incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K/A filed on June 14, 2011)

10.22	µ
License Agreement by and among Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010 (incorporated herein by reference to Exhibit 10.27 to our Current Report on Form 10-K filed on March 2, 2011)

10.23
Business Financing Agreement by and among Westinghouse Solar, Inc. its subsidiaries and Bridge Bank, National Association, dated February 15, 2011. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-K filed on March 2, 2011)

10.24
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among Westinghouse Solar, Inc. and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of August  16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2011)

10.27
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011)

10.28
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the CBD Energy Limited, dated as of
December 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2012)

10.29		Trade Name Agreement by and between Akeena Solar, Inc. and Westinghouse Electric Corporation, dated on January 1, 2010 (incorporated by reference to Exhibit 10.28 to our Current Report on Form 10-K filed on March 2, 2011)

21.1*		List of Subsidiaries

23.1*		Consent of Independent Registered Accounting Firm Burr Pilger Mayer, Inc.

31.1*		Section 302 Certification of Principal Executive Officer

31.2*		Section 302 Certification of Principal Financial Officer

32.1*		Section 906 Certification of Principal Executive Officer

32.2*		Section 906 Certification of Principal Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

**
The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

µ
Confidential treatment has been requested with respect to certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, which confidential portions have been omitted from the exhibit and filed separately with the Securities and Exchange Commission.

‡	Management contract or compensatory plan or arrangement.

†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.