Form 10-K/A
period 2011-12-31
Westinghouse Solar, Inc.
filed 2012-03-26
CIK 1347452

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
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

i

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Westinghouse Solar, Inc. for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2012 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. We are also including as exhibits the current certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Westinghouse Solar, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

iii

WESTINGHOUSE SOLAR, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our current directors and executive officers are as follows:

Name	Age	Position
Barry Cinnamon	54	President, Chief Executive Officer, Secretary and Director

Edward L. Bernstein	60	Director

Gary Effren	56	Director

Mark L. Kalow	57	Director

Ron Kenedi	64	Director

Robert F. Kennedy, Jr.	58	Director

Edward Roffman	62	Director

Jon Witkin	58	Director

Margaret Randazzo	44	Chief Financial Officer and Treasurer

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

Barry Cinnamon, Chairman, Chief Executive Officer, President, Secretary and Director.  Our founder, Barry Cinnamon, has served as director since the Company began in 2001. The Board’s Nominating and Corporate Governance Committee decided that Mr. Cinnamon should serve on the Company’s Board based on his personal and professional qualities, including his integrity, achievements in the solar industry, sound judgment, business understanding, absence of conflicts of interest, and available time to dedicate to the role. Mr. Cinnamon is a long-time advocate of solar energy and widely recognized solar energy expert. He started his career in solar energy in the late 1970s as a researcher into new flat plate and concentrating collector designs at the Massachusetts Institute of Technology (MIT). During the late 1970s and early 1980s, Mr. Cinnamon designed and installed active solar, passive solar and ground coupled heat pump systems. Mr. Cinnamon’s work in solar energy computer modeling led him into the software industry, where he served as Chief Executive Officer of Software Publishing Corporation, and founded Allegro New Media, a multimedia software publisher, which he led to an IPO in 1995. Mr. Cinnamon earned a BS Degree in Mechanical Engineering from MIT and a MBA degree in Marketing from Wharton School of the University of Pennsylvania. Mr. Cinnamon is a NABCEP-Certified Solar Installer, a licensed California C-46 Solar Contractor, a member of CALSEIA and Vice Chairman of the PV Division of SEIA, and an active member of the Silicon Valley Leadership Group.

Ed Bernstein, Director.  Mr. Bernstein has been a director since September 2010. The Board’s Nominating and Corporate Governance Committee decided that Mr. Bernstein should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role.  Mr. Bernstein has been a director since August 2010. The Board’s Nominating and Corporate Governance Committee decided that Mr. Bernstein should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business, business understanding, and available time to dedicate to the role. Since April 2008, Mr. Bernstein has been CEO and director of Propell Corporation, an e-commerce provider he cofounded that enables schools and nonprofits to sell merchandise online for fundraising and other programs.  Mr. Bernstein is also co-founder of Creekside LLC, a private technology consulting company. From April 2002 to October 2006 Mr. Bernstein served as Chief Executive Officer and co-founder of PhotoTLC, Inc.  Mr. Bernstein also co-founded Palladium Interactive, Inc., and was an officer of Broderbund Software, Inc., and The Software Toolworks, Inc. (later renamed Mindscape, Inc.).

Gary Effren, Director.  Mr. Effren has been a director since December 30, 2010. Previously, he was the Company’s President from December of 2009 until December of 2010. Prior to being President, Mr. Effren served as the Company’s Chief Financial Officer from September of 2007 until December 2009. From 1980 to 2006, Mr. Effren held various executive financial positions at Knight Ridder, Inc., a Fortune 500 media company. Mr. Effren served as the Vice President/Finance of Knight Ridder from January 2005 until his departure in 2006. Prior to that, Mr. Effren served as Senior Vice President/Finance and Chief Financial Officer of Knight Ridder from 2001 to 2004, and as Vice President/Controller of Knight Ridder from 1995 to 2001. During his tenure at Knight Ridder, Mr. Effren’s overall responsibilities included corporate accounting and financial reporting, strategic business development, tax, treasury, risk management and investor relations. Prior to joining Knight Ridder, Mr. Effren worked as an auditor at Peat Marwick Mitchell. Mr. Effren is a CPA with 30 years of experience in accounting and finance. Mr. Effren earned an MBA from the University of Miami and earned a bachelor’s degree in Commerce from Rider College in New Jersey.

Mark Kalow, Director. Mr. Kalow has been a director since December 2011. Since 2004, Mr. Kalow has been a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development. He currently serves on the board of directors of Rope Partner (2010), a wind energy service company, LSF Network (2002), an e-marketing services company, Propell Corporation (PROP.OB) (2008), a supplier of e-commerce solutions, Dogfish Software (2008), a software services provider, and Pure Depth, Inc. (2006), a display technology licensing company.  From 2004 through 2008, Mr. Kalow served on the Board of Photoworks, Inc., and from 1998 through 1999, served as CEO of Live Picture, Inc.  Mr. Kalow graduated in 1975 with a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and in 1977 received a Masters in Business Administration with a concentration in financial management from the University of Chicago.

Ron Kenedi, Director.  Mr. Kenedi has been a director since January 2011. The Board’s Nominating and Corporate Governance Committee decided that Mr. Kenedi should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role. Mr. Kenedi is President of Ron Kenedi Consulting. From 2002 through 2010, Mr. Kenedi served as vice president of Sharp Electronics Corporation’s Solar Energy Solutions Group. Mr. Kenedi was responsible for the establishment and expansion of Sharp’s North American solar division and played a key role in achieving several milestones in the solar arena. From 1999 to 2002, Mr. Kenedi was vice president of sales and marketing for Photocomm/Kyocera Solar. In this capacity, he created and developed the organization’s dealer network, and expanded Kyocera’s U.S. market share from 5 to 20 percent within two years.  Mr. Kenedi launched “SOLA in NOLA,” which supplied solar power systems to New Orleans communities impacted by Hurricane Katrina. Mr. Kenedi has served as a solar industry spokesperson and is a member of the Solar Energy Industry Association (SEIA), the California Solar Energy Industry Association (CALSEIA), the Arizona Solar Energy Industry Association (ARISEIA) and The International Solar Energy Society (ISEIA). In 1969, Mr. Kenedi earned a Bachelor of Arts (Magnum cum Laude), from the State University of New York at Stony Brook.

Robert F. Kennedy, Jr., Director. Mr. Kennedy has been a director since December 2011. Mr. Kennedy is one of the world’s leading environmental advocates and attorneys. Since 1984, he has served as chief prosecuting attorney for the Hudson Riverkeeper and president of Waterkeeper Alliance. Since 1987, he has also been a clinical professor and the supervising attorney at Pace University School of Law’s Environmental Litigation Clinic, and a venture partner in and senior advisor to VantagePoint Capital Partners, the world’s premiere cleantech investment firm. In 2010, Mr. Kennedy was named one of Time magazine's “Heroes for the Planet,” and is a New York Times bestselling author. Mr. Kennedy graduated in 1976 from Harvard University and studied at the London School of Economics. He received his law degree from the University of Virginia Law School. He subsequently attended Pace University School of Law, where he was awarded a Masters Degree in Environmental Law.

Ed Roffman, Director.  Mr. Roffman has been a director since August 2006. The Board’s Nominating and Corporate Governance Committee decided that Mr. Roffman should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, achievements in financial and accounting matters, absence of conflicts of interest, demonstrated sound judgment, overall business understanding, and available time to dedicate to the role. Mr. Roffman served as Chief Financial Officer of Red Mile Entertainment, Inc. from January 2005 until April 2006 and at Fluent Entertainment, Inc. from February 2003 to December 2004. Both companies are consumer software developers and publishers. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. From August 1995 to January 1999, Mr. Roffman served as Chief Financial Officer and Chief Operating Officer at Palladium Interactive, Inc., a consumer software company. Mr. Roffman currently serves on the board and audit committee of Silverstar Holdings (NASDAQ: SSTR) a publisher and developer of interactive entertainment software and Adex Media (NASDAQ: ADXM) an Internet marketing and lead generation publisher and developer, manufacturer, and marketer of consumer products. Mr. Roffman is a CPA with over 30 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.

Jon Witkin, Director.  Mr. Witkin has been a director since July 2007. The Board’s Nominating and Corporate Governance Committee decided that Mr. Witkin should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role. Mr. Witkin is a co-owner of Western States Glass, the largest independent flat glass distributor in Northern California, which he co-founded in 1991. Mr. Witkin oversees Western States Glass's operations, including its fleet of delivery vehicles and remote offices throughout California. Prior to founding Western States Glass, Mr. Witkin was a Partner at Bay Mirror and an Area Sales Manager at ACI Glass Distribution (“ACI”). He also served in various sales and management roles at the Havlin Witkin Corporation which was sold to ACI. Mr. Witkin earned a Bachelors of Science degree from the University of Utah.

 Margaret Randazzo, Chief Financial Officer and Treasurer.  Ms. Randazzo became the Company’s Chief Financial Officer during December of 2009 after serving as the Company’s Controller since the end of 2008. Ms. Randazzo began her career as a manager in the Audit and Business Advisory Division of Arthur Andersen LLP in Dallas. In 1996, she joined the Fort Worth Star-Telegram as a financial planning manager and in 1998, was named vice president and chief financial officer of the Star-Telegram. In 2001, Randazzo joined the Star-Telegram's corporate parent, Knight Ridder, and held positions of increasing responsibility at the company, including vice president and controller and special assistant to the president. In 2006, upon the McClatchy Company's acquisition of Knight Ridder, Ms. Randazzo was named president and publisher of The Modesto Bee and had oversight of the Merced Sun-Star. Ms. Randazzo earned a bachelor's of business administration degree in accounting from the University of Oklahoma and is a certified public accountant in the state of Texas.

There are no family relationships among our directors, nominees for director and executive officers.

Stockholder Nominations

We have not made any material changes in 2011 to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Audit Committee of the Board of Directors

The Company has a standing Audit Committee, which is comprised of Messrs. Witkin, Roffman, Bernstein and Kalow. Our Board has designated Mr. Roffman our audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee of the Board of Directors has the authority and responsibility to select, evaluate and, when appropriate, replace the company’s independent registered public accounting firm. The Audit Committee monitors the activities of the Company’s external auditors, including the audit scope, the external audit fees, auditor independence matters and the extent to which the independent auditors may be retained to perform advisory services. The Audit Committee also reviews the results of the external audit work to assess the adequacy and appropriateness of the Company’s financial and accounting controls. The Audit Committee reviews changes in accounting standards that impact the Company’s financial statements and discusses with management major events, including legal matters and tax audits, which may have significant financial impact or are the subject of discussions with the independent auditors. In addition, the Audit Committee oversees the Company’s internal audit and compliance programs. The Audit Committee has established a charter, a current copy of which is available on the investor relations section of our website at http://ir. westinghousesolar.com/Governance.cfm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company by such persons, the Company believes that during fiscal 2011 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with; however, we identified five filings that were not made on a timely basis. Ronald Kenedi was late in filing a Form 3. Also, each of Gary Effren, Edward Bernstein and Ronald Kendi were late filing one Form 4, each with regard to a single grant of a stock option, and Edward Bernstein was late filing one Form 4, with regard to a single sale of common stock.

Code of Ethics and Corporate Governance

The Company adopted a Code of Business Conduct and Ethics (the “Code”) on July 18, 2007 that applies to all of the Company’s directors and employees, including its chief executive officer and chief financial officer. The purpose of the Code is to, among other things, focus the Company’s directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize the Company’s culture of integrity, respect and accountability. The full text of the Code is posted on the investor relations section of our website at http://ir.westinghousesolar.com/Governance.cfm. A printed copy of the Code may also be obtained free of charge by writing to Westinghouse Solar, Inc., 1475 S. Bascom Ave., Campbell, CA  95008, Attention: Legal Department. The Company intends to disclose any amendment to or waiver from, a provision of the Code by posting such information on its web site.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth certain information about the compensation paid, earned or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2011 and 2010 by our President, Chief Executive Officer, our Chief Financial Officer and our other most highly compensated executive officers (our “Named Executive Officers”). We did not have any other executive officers in the fiscal year ended December 31, 2011 that were paid or earned compensation in excess of $100,000 for services rendered during such fiscal years.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total
Barry Cinnamon, President, Chief Executive Officer, Secretary and Director (2)	2011	$275,000	$3,531	$119,875	$1,925	(3)	$400,331
	2010	$275,000	$—	$98,505	$—		$373,505
Margaret Randazzo, Chief Financial Officer and Treasurer	2011	$183,339	$3,200	$85,625	$4,078	(4)	$276,242
	2010	$175,008	$17,400	$42,216	$645	(5)	$235,269
Jeff Kiel, Executive Vice President of Sales and Marketing *	2011	$199,992	$2,249	$68,500	$3,708	(6)	$274,449
	2010	$199,992	$—	$42,216	$6,768	(7)	$248,976

*   Mr. Kiel resigned from the Company effective February 22, 2012.

(1)
The amounts in this column represent the aggregate grant date fair values of the restricted stock and the option awards granted to the executive in each of the fiscal years in accordance with stock compensation accounting. See “Stock Incentive Plan” footnote in the Notes to our Consolidated Financial Statements contained in this Form 10-K, for a discussion of all assumptions made by us in determining the valuation of the equity awards.

(2)	Mr. Cinnamon was not compensated for his service on the Board of Directors of the Company.
(3)	Represents $1,925 in matching contributions under the Company’s 401(k) profit sharing plan.
(4)	Represents $1,383 in matching contributions under the Company’s 401(k) profit sharing plan and $2,695 for reimbursement of medical insurance.
(5)	Represents reimbursement of medical insurance.
(6)	Represents $1,013 in matching contributions under the Company’s 401(k) profit sharing plan and $2,695 for reimbursement of medical insurance.
(7)	Represents $6,338 in sales incentives and $430 for reimbursement of medical insurance.

Employment Agreements and Post Termination Compensation

The Company does not maintain employment or other compensatory agreements with any of the Named Executive Officers, other than at-will employment offer letters. If the Company terminates the employment of a Named Executive Officer, it will not be obligated to pay them severance compensation or other benefits. Upon termination, these executives are bound by confidentiality agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to equity awards outstanding at the end of Fiscal 2011 for each Named Executive Officer.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (2) (#)	Market Value of Shares or Units that Have Not Vested (2) ($)
Barry Cinnamon	09/07/2007	78,250	—	$19.76	09/06/2012	—	—
	01/17/2008	9,625	—	$32.08	01/16/2013	—	—
	08/14/2008	—	—	$—	—	3,125	1,000
	02/01/2009	29,167	14,583	$7.40	01/31/2014	—	—
	07/26/2010	14,584	29,166	$3.48	07/25/2015	—	—
	02/15/2011	—	87,500	$2.16	02/14/2016	—	—

Margaret Randazzo	02/01/2009	8,334	4,166	$7.40	01/31/2014	—	—
	12/04/2009	12,500	6,250	$4.00	12/03/2014	—	—
	02/01/2009	—	—	$—	—	1,250	400
	07/26/2010	6,250	12,500	$0.87	07/26/2015	—	—
	07/26/2010	—	—	$—	—	3,750	1,200
	02/15/2011	—	62,500	$2.16	02/14/2016	—	—

Jeff Kiel	02/01/2009	30,000	15,000	$7.40	01/31/2014	—	—
	12/04/2009	12,500	6,250	$4.00	12/03/2014	—	—
	07/29/2009	—	—	$—	—	3,125	1,000
	07/26/2010	6,250	12,500	$3.48	07/26/2015	—	—
	02/15/2011	—	50,000	$2.16	02/14/2016	—	—

(1)	Options granted vest over a three-year period beginning on each anniversary of the date of grant.
(2)	Unless otherwise indicated, restricted stock vests over a four-year vesting period beginning on each anniversary of the date of grant.

Director Compensation

In addition to reimbursement for reasonable expenses incurred in the performance of their duties as directors, including participation on the Board of Directors and its committees, the Company compensates its non-employee directors as follows:

●	an annual grant of options to purchase 12,500 shares of common stock under the Company’s Stock Plan, which vest as to one-fourth of the shares quarterly for one year commencing on the date of grant. These stock options are subject to forfeiture in accordance with the terms of the grant;
●	an annual grant of restricted common stock under the Company’s Stock Plan with a grant date value of $30,000, which restriction lapses as to approximately one-fourth of the shares quarterly over one year commencing on the date of grant. Directors are entitled to vote such restricted stock, subject to forfeiture, in accordance with the terms of the grant; and travel and lodging expenses for any activities related to the performance of their duties on the Board of Directors.

All grants of options to purchase common stock and restricted common stock received by non-employee directors for services as a Board member are made subject to forfeiture in the event of termination of service on the Board.

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards Aggregate Fair Value (1)	Stock Option Awards Aggregate Fair Value (1)	Total
Edward L. Bernstein	$—	$30,000	$4,261	$34,261
Gary Effren	$—	$32,630	$15,417	$48,047
Mark L. Kalow	$—	$9,590	$1,364	$10,954
Ron Kenedi	$—	$54,752	$15,154	$69,906
Robert F. Kennedy, Jr.	$—	$9,590	$1,364	$10,954
Edward Roffman	$—	$30,000	$4,261	$34,261
Jon Witkin	$—	$30,000	$4,261	$34,261

(1)	The amounts in this column represent the aggregate grant date fair values of the restricted stock and the option awards granted to the director in the 2011 fiscal year in accordance with stock compensation accounting. See “Stock Incentive Plan” footnote in the Notes to our Consolidated Financial Statements contained in this Form 10-K, for a discussion of all assumptions made by us in determining the valuation of the equity awards.

Total restricted stock awards outstanding as of December 31, 2011, include 40,000 for Messrs. Bernstein, Roffman and Witkin, 16,534 for Messrs. Kalow and Kenedy, 4,406 for Mr. Kenedi and 3,906 for Mr. Effren. Total stock option awards outstanding as of December 31, 2011, include 25,000 for Mr. Bernstein, 30,000 for Messrs. Roffman and Witkin, 35,471 for Mr. Effren, 3,995 for Mr. Kalow, 14,863 for Mr. Kenedi and 203,995 for Mr. Kennedy.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth information concerning ownership of shares of common stock of the Company, as of the March 22, 2012, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director, (iii) each of the Named Executive Officers listed in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein	(4)	1,728,747	10.0%
CBD Energy Limited Suite 2 - Level 2, 53 Cross Street Double Bay Sydney, NSW 2028	(5)	1,666,667	9.9%
Barry Cinnamon	(6)	2,125,348	12.6%
Edward L. Bernstein	(7)	65,651	*
Gary Effren	(8)	74,034	*
Mark L. Kalow	(9)	16,534	*
Ron Kenedi	(10)	113,365	*
Robert F. Kennedy, Jr.	(11)	91,534	*
Edward Roffman	(12)	83,163	*
Jon Witkin	(13)	82,413	*
Margaret Randazzo	(14)	86,109	*
Jeff Kiel	(15)	6,302	*
All executive officers (as defined by Rule 3b-7 of the Securities and Exchange Act of 1934) and directors as a group (10 persons, including the executive officers and directors names above)		2,744,453	16.3%

*	Less than 1%

(1)	Unless otherwise indicated, the address for each of the stockholders is c/o Westinghouse Solar, Inc. 1475 S. Bascom Ave., Suite 101, Campbell, CA 95008.
(2)
To the knowledge of the Company, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable, and the information contained in the footnotes to this table.

(3)
The applicable percentage of ownership for each beneficial owner is based on 16,805,329 shares of Common Stock outstanding as of March 22, 2012. In calculating the number of Shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of Common Stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days of March 22, 2012, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

(4)
Includes 1,228,853 shares of common stock, as reported in Schedule 13D dated August 23, 2011, 499,944 shares of common stock that may be obtained upon conversion of outstanding Series B 4% Convertible Preferred Stock (“Series B Preferred”). The holder currently holds 1,983 shares of Series B Preferred which, in aggregate, are convertible into 2,974,524 shares of common stock.  The holder also holds Series K Warrants to purchase 861,806 shares of common stock at a price per share of $0.60, and warrants of other series, at various higher exercise prices, to purchase 1,816,631 shares of common stock.  The terms of the Series B Preferred and of each series of warrant, include provisions under which they are not convertible or exercisable if, upon conversion or exercise, the holder would then beneficially own in excess of 9.99% of the outstanding shares of common stock.

(5)	Information is as of February 15, 2012 and based on Schedule 13D and 13D/A filings made with the Securities and Exchange Commission.
(6)
Includes 3,125 shares of restricted common stock and 175,376 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.

(7)	Includes 30,000 shares of restricted common stock and 6,250 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.
(8)	Includes 3,906 shares of restricted common stock and 35,471 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.
(9)	Includes 16,534 shares of restricted common stock.
(10)	Includes 3,906 shares of restricted common stock and 4,738 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.
(11)
Includes 16,534 shares of restricted common stock and 75,000 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.

(12)
Includes 30,000 shares of restricted common stock and 20,625 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.

(13)
Includes 30,000 shares of restricted common stock and 20,625 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.

(14)	Includes 3,750 shares of restricted common stock and 52,084 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of March 22, 2012.
(15)	Based on a Form 4 filed on August 1, 2011 for Mr. Kiel. Mr. Kiel resigned from the Company effective February 22, 2012.

The information concerning equity compensation plans called for by Item 201(d) of Regulation S-K is incorporated by reference from Item 5 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors during the fiscal year ended December 31, 2011 was comprised of Barry Cinnamon, Edward L. Bernstein, Gary Effren, Mark L. Kalow, Ron Kenedi, Robert F. Kennedy, Jr., Edward Roffman and Jon Witkin. The Board of Directors has determined that, other than Barry Cinnamon, the CEO and President of the Company, and Gary Effren, each of the members of the Board is an “independent director” as such term is defined in Marketplace Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market. The following directors are each an “independent director” under the applicable Marketplace Rule: Edward L. Bernstein, Mark L. Kalow, Ron Kenedi, Robert F. Kennedy, Jr., Edward Roffman and Jon Witkin. In the course of the Board of Director’s determination regarding the independence of each non-management director, it considered any transactions, relationships and arrangements as required by the applicable NASDAQ Marketplace Rules and the rules and regulations of the SEC.  The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under the Marketplace Rules in the determination of such director’s independence.

Each member of the Nominating and Corporate Governance, Compensation and Audit Committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by the NASDAQ Stock Market and, for purposes of the Audit Committee, Section 10A of The Securities Exchange Act.

Our policy and procedure for the review, approval or ratification of related party transactions is to present them for approval to the appropriate Committee of our Board of Directors, depending upon the type of transaction – either the Compensation Committee for matters relating to compensation or services, the Audit Committee for general financial transactions, or the Corporate Governance Committee for matters relating to independence or potential conflicts of interest. Each of those Committees is comprised entirely of independent directors. Any request for us to enter into a transaction with an executive officer, director or employee, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will review each such transaction for potential conflicts of interest or improprieties.

There were no relationships or related party transactions in the fiscal year ended December 31, 2011 requiring disclosure under Item 404(a) of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by BPM for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$102,000	$115,000
Audit-Related Fees (2)	48,000	52,500
Tax Fees	—	—
All Other Fees (3)	51,499	22,250
Total	$204,499	$189,750

(1)	Comprised of the audit of our annual financial statements.
(2)	Comprised of the reviews of our quarterly financial statements.
(3)	Comprised of the audit of our 401(k) plan and other audit-related consultation services.

The Audit Committee reviews and pre-approves all proposed audit and non-audit engagements and related fees of BPM. In addition, any audit and non-audit fees for newly proposed professional services to be provided by BPM that arise during the year, or changes to previously approved BPM work, are reviewed and approved in advance of commencement of such services by the Audit Committee at their regularly scheduled meetings throughout the fiscal year. Should a situation arise that requires approval between meetings, the Audit Committee has delegated authority to its Chairman to authorize such pre-approval and to report on same at the following regularly scheduled meeting. The Audit Committee has the authority to grant pre-approval of audit and non-audit services to one or more designated members of the Audit Committee who are independent directors. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal executive officer

31.2	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal financial officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2012

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