Form 10-Q
period 2012-03-31
Westinghouse Solar, Inc.
filed 2012-05-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

or

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

As of May 11, 2012, 19,101,593 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$615,414	$1,346,777
Accounts receivable, net	842,636	1,096,580
Other receivables	497,856	469,469
Inventory, net	3,011,533	4,172,809
Prepaid expenses and other current assets, net	762,534	978,709
Assets of discontinued operations	20,646	87,455
Assets held for sale – discontinued operations	18,293	18,293
Total current assets	5,768,912	8,170,092
Property and equipment, net	156,510	196,718
Other assets, net	1,388,984	955,570
Assets of discontinued operations – long-term	209,913	209,913
Total assets	$7,524,319	$9,532,293

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,534,764	$3,865,039
Accrued liabilities	791,704	428,813
Accrued warranty	258,779	217,812
Common stock warrant liability	20,425	317,490
Credit facility	—	92,266
Capital lease obligations – current portion	4,761	4,699
Note payable – current portion	189,483	283,252
Liabilities of discontinued operations – short-term	1,162,527	1,308,820
Total current liabilities	4,962,443	6,518,191

Capital lease obligations, less current portion	3,500	4,713
Long-term liabilities of discontinued operations	3,675	10,200
Total liabilities	4,969,618	6,533,104

Commitments, contingencies and subsequent events (Notes 17 and 18)

Stockholders’ equity:
Convertible redeemable preferred stock, $0.001 par value, 1,000,000 shares authorized; 2,273 shares issued and outstanding on March 31, 2012 and December 31, 2011	751,223	751,223
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,766,496 and 16,040,581 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (Note 1)	18,767	16,041
Additional paid-in capital	75,108,914	72,683,781
Accumulated deficit	(73,324,203)	(70,451,856)
Total stockholders’ equity	2,554,701	2,999,189
Total liabilities and stockholders’ equity	$7,524,319	$9,532,293

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenue	$2,422,340	$1,994,362
Cost of goods sold	2,179,969	1,716,563
Gross profit	242,371	277,799
Operating expenses
Sales and marketing	623,180	346,328
General and administrative	2,063,409	1,678,945
Total operating expenses	2,686,589	2,025,273
Loss from continuing operations	(2,444,218)	(1,747,474)
Other income (expense)
Interest income (expense), net	4,220	(22,701)
Adjustment to the fair value of common stock warrants	(436,943)	462,948
Total other income (expense)	(432,723)	440,247
Loss before provision for income taxes and discontinued operations	(2,876,941)	(1,307,227)
Provision for income taxes	—	—
Net loss from continuing operations (Note 3)	(2,876,941)	(1,307,227)
Net income (loss) from discontinued operations, net of tax	25,853	(6,262)
Net loss	(2,851,088)	(1,313,489)
Preferred stock dividend	(21,259)	—
Preferred deemed dividend	—	(975,460)
Net loss attributable to common stockholders	$(2,872,347)	$(2,288,949)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.17)	$(0.20)

Weighted average shares used in computing loss per common share: (basic and diluted)	16,145,962	11,361,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)

	Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2012	2,273	$751,223	16,040,581	$16,041	$72,683,781	$(70,451,856)	$2,999,189
Issuance of common stock for supply agreement	—	—	1,990,279	1,990	1,097,177	—	1,099,167
Preferred stock dividends paid in common stock	—	—	38,851	39	21,220	(21,259)	—
Reclassify fair value of common stock warrant liability upon exercise and modification	—	—	—	—	734,007	—	734,007
Exercise of warrants for common stock	—	—	472,222	472	282,862	—	283,334
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	224,563	225	903	—	1,128
Stock-based compensation expense	—	—	—	—	296,216	—	296,216
Placement agent and registration fees and other direct costs	—	—	—	—	(7,251)	—	(7,251)
Net loss	—	—	—	—	—	(2,851,088)	(2,851,088)
Balance at March 31, 2012	2,273	$751,223	18,766,496	$18,767	$75,108,914	$(73,324,203)	$2,554,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(2,851,088)	$(1,313,489)
Adjustments to reconcile net loss to net cash used in by operations:
Depreciation	40,208	64,901
Amortization of patents	2,002	1,463
Bad debt expense	51,000	5,000
Unrealized gain (loss) on fair value adjustment of common stock warrants	436,943	(462,948)
Non-cash stock-based compensation expense	296,216	417,646
Loss on assets held for sale	—	(6,374)
Changes in assets and liabilities:
Accounts receivable	202,944	332,778
Other receivables	(28,387)	(8,718)
Inventory	1,215,442	1,101,624
Prepaid expenses and other current assets	216,175	174,480
Assets of discontinued operations – short term	66,809	369,784
Other assets	(435,415)	(12,913)
Assets of discontinued operations – long-term	—	(200,000)
Accounts payable	(285,275)	(1,112,870)
Accrued liabilities and accrued warranty	403,858	(11,209)
Liabilities of discontinued operations	(152,818)	(124,230)
Net cash used in operating activities	(821,386)	(785,075)
Cash flows from investing activities
Acquisition of property and equipment	—	(13,026)
Proceeds from disposal of property and equipment from discontinued operations	—	184,027
Net cash provided by (used in) investing activities	—	171,001
Cash flows from financing activities
Repayment of notes payable	(93,769)	(54,332)
Repayment on line of credit, net	(92,266)	(540,250)
Repayments on capital lease obligations	(1,151)	(569)
Repayments on capital lease obligations from discontinued operations	—	(5,417)
Restricted cash	—	540,250
Proceeds from stock offering	—	3,600,000
Proceeds from exercise of warrants	283,333	—
Payment of placement agent and registration fees and other direct costs	(7,251)	(352,261)
Employee taxes paid for vesting of restricted stock	1,127	(12,298)
Net cash provided by financing activities	90,023	3,175,123
Net increase (decrease) in cash and cash equivalents	(731,363)	2,561,049
Cash and cash equivalents
Beginning of period	1,346,777	596,046
End of period	$615,414	$3,157,095

Supplemental cash flows disclosures:
Cash paid during the period for interest	$5,602	$6,456
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$—	$2,713,550
Conversion of common stock warrant liability upon exercise of warrants	$252,765	$—
Reclassification of common stock liability upon modification of warrants	$481,242	$—
Preferred deemed dividend	$—	$975,460
Preferred stock dividends paid in common stock	$21,259	$—
Stock issued in satisfaction of accounts payable to investor supplier	$1,045,000	$—
Stock issued to procure inventory	$54,167	$—
Property and equipment acquired through capital lease	$—	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2011 and 2010 appearing in our Form 10-K. The March 31, 2012 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

On May 7, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CBD Energy Limited, an Australian corporation (“CBD”), and CBD-WS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CBD (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company to be the surviving corporation and a wholly-owned subsidiary of CBD (the “Merger”).

Under the Merger Agreement, our stockholders would receive shares of CBD in exchange for their shares. Our common stockholders will receive approximately 3.7 CBD common shares for each share held and our preferred stockholders will receive CBD preferred shares which will be convertible into CBD common shares. On an as-converted basis, the holders of our common stock and holders of our Series B preferred stock would collectively hold approximately 15% of the outstanding CBD common shares, calculated as if the Merger was consummated on the signing date. The Merger will not qualify as a “tax free reorganization” for U.S. federal income tax purposes. CBD plans to apply for listing on the Nasdaq Stock Market, with listing to be effective on or before consummation of the Merger. Completion of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of our outstanding common stock, (ii) the Securities and Exchange Commission (the “SEC”) has declared effective a Registration Statement registering the CBD common shares under the Securities Act of 1933, as amended, (iii) the approval and adoption by the holders of outstanding CBD common shares of the Merger Agreement and the issuance of additional CBD common shares as consideration in the Merger, and (iv) the approval by the Australian Securities Exchange (the “ASX”) and the holders of outstanding CBD common shares of the delisting of the CBD common shares from the ASX. In conjunction with the execution of the Merger Agreement, the holders of a majority of our outstanding Company Series B preferred stock entered into a Waiver and Agreement in substantially the form attached as Exhibit D to the Merger Agreement (and included in Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2012).

2. Significant Accounting Policies

Liquidity and Financial Position

For the quarter ending March 31, 2012, and for each of the two years in the period ending December 31, 2011, we have incurred net losses and negative cash flows from operations. In addition, we expect to incur a net loss from operations for our year ending December 31, 2012. During recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, which contemplate a smaller operating loss and reaching breakeven cash flow from operations in the second half of the year, we intend to address ongoing working capital needs through cost reduction measures recently implemented and utilization of existing inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower, further staffing reductions and expense cuts could occur.

As of March 31, 2012, we had approximately $615,000 in cash on hand and $750,000 available under our credit facility. As an additional source of capital, outstanding warrants provide the possibility to receive additional proceeds upon exercise, depending on market conditions. During the quarter ending March 31, 2012, warrants to purchase 472,222 shares of common stock with an exercise price of $0.60 per share were exercised, resulting in approximately $283,000 in proceeds. We are seeking potential investors to obtain additional funding, and we have engaged an investment banker to facilitate these efforts.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $259,000 at March 31, 2012 and $218,000 at December 31, 2011, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	March 31, 2012 (Unaudited)	December 31, 2011
Beginning accrued warranty balance (January 1)	$217,812	$51,860
Reduction for labor payments and claims made under the warranty	—	—
Accruals related to warranties issued during the period	40,967	165,952
Ending accrued warranty balance	$258,779	$217,812

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.1 million at March 31, 2012 and December 31, 2011 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 12.75 years as of March 31, 2012, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Common Stock Warrant Liabilities

In March 2009 and February 2011, we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the March 2009 warrant agreements include a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. The terms of the February 2011 warrant agreements included a provision that require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we classified these warrants as liabilities and record we mark-to-market adjustments to reflect the fair value at each period-end. On March 30, 2012, the February 2011 warrants were amended to remove any future price adjustment to the exercise price. (See Note 12. “Stock Warrants” relating to the accounting treatment of the Series E and K warrants).

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2011 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. We adopted ASU No. 2011-05 on January 1, 2012 and the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. During the quarter ended March 31, 2012, we recorded a gain from discontinued operations of approximately $26,000 compared to a loss from discontinued operations of approximately $6,000 during the quarter ended March 31, 2011. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, and consist of the following:

Assets of discontinued operations:	March 31, 2012 (unaudited)	December 31, 2011
Accounts receivable and other receivables	$19,705	$41,762
Prepaid expenses and other current assets	—	34,415
Other assets	941	11,278
Total current assets of discontinued operations	20,646	87,455
Security deposits on operating leases	9,913	9,913
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$220,559	$297,368

Liabilities of discontinued operations:	March 31, 2012 (unaudited)	December 31, 2011
Accrued liabilities	$49,653	$124,751
Accrued warranty	1,112,874	1,133,549
Deferred revenue	—	50,520
Total current liabilities	1,162,527	1,308,820

Other long-term liabilities	3,675	10,200
Total discontinued operations liabilities	$1,166,202	$1,319,020

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

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, which consists of approximately $18,000 in inventory.

4. Accounts Receivable

Accounts receivable consists of the following:
	March 31, 2012 (Unaudited)	December 31, 2011
Trade accounts	$943,136	$1,230,895
Less: Allowance for bad debts	(90,000)	(39,000)
Less: Allowance for returns	(10,500)	(95,315)
	$842,636	$1,096,580

The following table summarizes the allowance for doubtful accounts as of March 31, 2012 and December 31, 2011:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Quarter ended March 31, 2012	$39,000	$51,000	$—	$90,000
Year ended December 31, 2011	$5,000	$34,000	$—	$39,000

5. Inventory

Our inventory, which consists entirely of finished goods inventory, was approximately $3.0 million and $4.2 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, there was approximately $64,000 and $75,000, respectively, capitalized in inventory related to the restricted stock grant for a supply agreement with Light Way Green New Energy Co., Ltd, (Lightway) and approximately $30,000 and $12,000, respectively, related to rent, depreciation and salary costs.

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	March 31, 2012 (Unaudited)	December 31, 2011
Office equipment	$573,852	$573,852
Leasehold improvements	148,759	148,759
Vehicles	17,992	17,992
	740,603	740,603
Less: Accumulated depreciation and amortization	(584,093)	(543,885)
	$156,510	$196,718

Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $40,000 and $65,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	March 31, 2012 (Unaudited)	December 31, 2011
Accrued salaries, wages, benefits and bonus	$77,175	$92,692
Accrued accounting and legal fees	398,027	138,233
Allowance for returns	—	20,081
Customer deposit payable	57,951	13,819
Accrued tariff	49,507	—
Royalty payable	187,500	125,000
Other accrued liabilities	21,544	38,988
	$791,704	$428,813

8. Credit Facility

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of March 31, 2012 and December 31, 2011, there was approximately $0 and $92,000, respectively, borrowed under the 2011 Credit Facility.

9. Stockholders’ Equity

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. See Note 10 for a discussion of the sale of units.

On March 25, 2011, we entered into a Supply Agreement (the "Lightway Supply Agreement") with Light Way Green New Energy Co., Ltd (Lightway). Lightway is a vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway is a supplier for our proprietary Westinghouse solar panels. In consideration of the new contract manufacturing arrangement, we agreed to issue to Lightway shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. On July 31, 2011, in conjunction with their first shipment, we issued Lightway 361,111 unvested shares of our common stock. The shares will vest ratably on a monthly basis over a one year period beginning August 31, 2011. As of March 31, 2012, 240,744 shares have vested. The unvested shares are subject to forfeiture in the event of termination of the Lightway Supply Agreement by either party.

On August 16, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 990,099 shares of common stock at a price of $1.01 per share, along with the sale of Series L Warrants to purchase up to 643,564 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $1.17 per share. The warrants were not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $1,000,000. Under the securities purchase agreement, we agreed to amend the outstanding Series J Warrants, such that the exercise price of the Series J Warrants was reduced from $2.44 per share to $1.17 per share. In addition, each of the Series J Warrants, (i) is not exercisable until the six month anniversary of the closing under the August 16, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date.

On September 28, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 500,000 shares of common stock at a price of $0.80 per share, along with the sale of Series M Warrants to purchase up to 325,000 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $0.81 per share. The warrants were not exercisable for six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $500,000. Under the securities purchase agreement, we agreed to amend the outstanding Series L Warrants, such that the exercise price of the Series L Warrants is reduced from $1.17 per share to $0.81 per share. In addition, each of the Series L Warrants, (i) was not exercisable for the six month anniversary of the closing under the September 28, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date.

On December 30, 2011, we entered into a securities purchase agreement with CBD Energy Limited (“CBD”), an Australian corporation, relating to the sale of 1,666,667 shares of common stock at a price of $0.60 per share. The aggregate purchase price was $1,000,000.

As a result of the December 30, 2011 sale, (i) the conversion price of the Series B Preferred was reduced to $0.60 per share of common stock, and (ii) the exercise price per share of the Series K Warrants was reduced to $0.60 per share of common stock. There are currently 2,273 shares of Series B Preferred that remain outstanding. After adjustment to the conversion price, the outstanding Series B Preferred would be convertible into 3,409,029 shares of common stock. Because we have previously recognized the full amount of proceeds allocated to the preferred stock as a preferred deemed dividend, there was no further accounting implication to this adjustment.

On March 30, 2012, we entered into an amendment to the outstanding Series K warrants which removed the provision for any future price adjustment to the exercise price. See Note 12 for a discussion on the accounting treatment of these warrants.

Pursuant to the Lightway Supply Agreement, on March 30, 2012, we issued 1,900,000 shares of our common stock to Lightway. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance. The issuance of the common stock, valued at $1,045,000, increased equity and reduced accounts payable by an equal amount.

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants were not exercisable for six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of May 10, 2012, 1,727 shares of preferred stock had been converted into 891,601 shares of common stock.

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

Effective August 23, 2011, we amended our Certificate of Designation of Preferences, Rights and Limitations of the Series B 4% Convertible Preferred Stock to amend the terms of the outstanding Series B 4% Convertible Preferred Stock. The principal changes included in the Certificate of Amendment are to: (i) add a hard floor price of $0.10 per share of common stock as a limitation to any future conversion price adjustment to the Series B Preferred Stock resulting from future sales of common stock (or common stock equivalents) or at the one year anniversary of the original issuance date (February 18, 2012) if the recent trading price (20 day VWAP) is below the then current conversion price; (ii) reclassify the consequence of certain breaches and triggering events such that the holders of the Series B Preferred Stock would not be entitled to potentially receive cash redemption in such events, but instead would have rights to receive additional shares of common stock (either in the form of increased dividend payments or upon redemption of their Series B Preferred); and (iii) take into account certain adjustment events that have occurred since the Original Filing, including the 1-for-4 reverse stock split of our common stock implemented after the close of business on April 13, 2011. The purpose for adopting the Certificate of Amendment was to implement revisions that caused the balance sheet value associated with the Series B Preferred Stock to be treated as stockholders’ equity, rather than as “mezzanine” equity, for accounting purposes.

As a result of our December 30, 2011 stock sale to CBD, the conversion price of the Series B Preferred was reduced to $0.60 per share of common stock. The maximum intrinsic value of the beneficial conversion feature was previously recorded on the date of issuance for the Series B Preferred and, consequently, no additional preferred deemed dividend was recorded as a result of the reduction in the conversion price of the Series B Preferred.

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 2,118,352 shares available for issuance under the Stock Plan as of March 31, 2012.

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

We recognized stock-based compensation expense of approximately $296,000 and $418,000 during the three months ended March 31, 2012 and 2011, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2012:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2012	289,795	$1.92
Granted	230,231	$0.58
Forfeited/cancelled	(3,559)	$5.20
Released/vested	(133,577)	$1.09
Outstanding and not vested at March 31, 2012	382,890	$1.38

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2012 and December 31, 2011, there was approximately $449,000 and $465,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended March 31, 2012 and 2011, was approximately $84,000 and $76,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2012 and 2011, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2012:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,077,744	$5.47
Granted	—	$—
Forfeited/cancelled/expired	(52,083)	$2.70
Exercised	—	$—
Outstanding at March 31, 2012	1,025,661	$5.62
Exercisable at March 31, 2012	631,457	$7.52

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the three months ended March 31, 2012 and 2011 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Weighted-average volatility	—	103.1%
Expected dividends	—	0.0%
Expected life	—	3.0 years
Weighted-average risk-free interest rate	—	1.2%

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of March 31, 2012 and December 31, 2011, was 2.8 years and 3.2 years, respectively. The total estimated fair value of stock options vested during the three months ended March 31, 2012 and 2011 was approximately $327,000 and $332,000. The aggregate intrinsic value of stock options outstanding as of March 31, 2012 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2012 and December 31, 2011, there was approximately $281,000 and $520,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.5 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2012, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of March 31, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.2%, an expected life of 1.9 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants decreased to $20,000 as of March 31, 2012 and we recognized a $12,000 unfavorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2012.

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

On February 17, 2011, we entered into a securities purchase agreement and issued Series K Warrants to purchase up to 1,700,002 shares of common stock at an exercise price of $2.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $2.6 million, of which $2.6 million was reflected as common stock warrant liability with an offset to preferred stock as of the offering close date. As a result of the August 16, 2011 security sale, the exercise price of the Series K warrants was reduced from $2.40 to $1.01; as a result of the September 28, 2011 security sale, the exercise price of the Series K warrants was further reduced from $1.01 to $0.80. The estimated value assigned to the reduction in exercise price was $270,000 and $50,000, respectively, on August 16, 2011 and September 28, 2011, and we recognized a non-cash charge from the change in the fair value of the warrants. During the quarter ended March 31, 2012, 472,222 Series K Warrants were exercised at a price of $0.60 and total proceeds of approximately $283,000. As a result of the exercise, we recognized approximately $253,000 in the change in the estimated value assigned to the warrants as an increase to equity and a decrease to the warrant liability. On March 30, 2012, we entered into an Amendment to Securities Purchase Agreement with the holders of the remaining Series K warrants (Series K Amendment) reducing the exercise price to $0.40 and removing provisions for any future price adjustment to the exercise price. On March 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 3.0 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants increased to approximately $481,000 as of March 30, 2012 and we recognized a $425,000 unfavorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2012. As a result of the Series K Amendment, the fair value of the warrants of approximately $481,000 was reclassified from warrant liability to equity.

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

The following table summarizes the Warrant activity for the three months ending March 31, 2012:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	4,106,016	$3.57
Issued	—	$—
Exercised	(472,222)	$0.60
Cancelled/expired	—	$—
Outstanding at March 31, 2012	3,633,794	$3.89

13. Earnings Per Share

On January 1, 2009, we adopted ASC 260 (formerly Financial Accounting Standards Board Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1) (ASC 260), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260 (formerly Statement of  Financial Accounting Standards (SFAS) No. 128), Earnings Per Share.

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

	Three Months Ended March 31,
	2012	2011
Basic:
Numerator:
Net loss	$(2,851,088)	$(1,313,489)
Less: Net loss allocated to participating securities	56,140	16,583
Net loss attributable to stockholders	(2,794,948)	(1,296,906)
Preferred stock dividend	(21,259)	—
Preferred deemed dividend	—	(975,460)
	$(2,816,207)	$(2,272,366)
Denominator:
Weighted-average shares outstanding	16,470,271	11,507,007
Weighted-average unvested restricted shares outstanding	(324,309)	(145,286)
Denominator for basic net loss per share	16,145,962	11,361,726

Basic net loss per share attributable to common stockholders	$(0.17)	$(0.20)

Diluted:
Numerator:
Net loss	$(2,851,088)	$(1,313,489)
Less: Net loss allocated to participating securities	56,140	16,583
Net loss attributable to stockholders	(2,794,948)	(1,296,906)
Preferred stock dividend	(21,259)	—
Preferred deemed dividend	—	(975,460)
	$(2,816,207)	$(2,272,366)
Denominator:
Denominator for basic calculation	16,145,962	11,361,726
Weighted-average effect of dilutive stock options	—	—
Denominator for diluted net loss per share	16,145,962	11,361,726

Diluted net loss per share attributable to common stockholders	$(0.17)	$(0.20)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	March 31, 2012	December 31, 2011
Stock options outstanding	1,025,661	1,077,744
Unvested restricted stock	382,890	289,795
Warrants to purchase common stock	3,633,794	4,106,016
Preferred stock convertible into common stock	3,409,029	3,409,029

14. Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At March 31, 2012 and December 31, 2011, there was approximately $323,000 and $1.1 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three months ended March 31, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Real Goods Solar (Real Goods), a leading residential solar energy installation company/integrator. For the three months ended March 31, 2012 and 2011, the percentages of sales to Lennar, Lennox and Real Goods are as follows:

	Three Months Ended March 31,
	2012	2011

Lennar Corporation	18.9%	5.6%
Lennox International Inc.	45.8%	42.1%
Real Goods Solar	—	12.7%

Lennar had no receivable balance as of March 31, 2012 and December 31, 2011. Lennox accounted for 32.3% and 23.1% of our gross accounts receivable as of March 31, 2012, and December 31, 2011, respectively. Real Goods accounted for 1.7% and 1.2% of our gross accounts receivable as of March 31, 2012, and December 31, 2011, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 61.8% and 37.8% of materials purchased during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, accounts payable included amounts owed to these top three vendors of approximately $1.1 million. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. Although we had an adequate amount of inventory on hand as of March 31, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could be disruptive to our operations. In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment. We currently do not have any unshipped orders for solar panel product pending with Suntech. We have pending and planned orders for additional shipments of product from Lightway. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Liabilities	Level 1	Level 2	Level 3	March 31, 2012
Fair value of common stock warrant liability	$—	$—	$20,425	$20,425
Accrued rent related to office closures	—	—	51,829	51,829
Total	$—	$—	$72,254	$72,254

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

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2012	$79,888	$317,490	$397,378
Total realized and unrealized gains or losses	140	436,943	436,803
Repayments	(28,199)	—	(28,199)
Net transfers in and/or (out) of level 3	—	(734,008)	(734,008)
Ending balance – March 31, 2012	$51,829	$20,425	$72,254

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2012, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On October 4, 2011, we filed a complaint with the United States International Trade Commission (“ITC”) accusing Zep and Canadian Solar of infringing two Westinghouse Solar patents. On November 2, 2011, the ITC initiated an investigation based on our complaint (the “ITC Action”). The ITC has set a hearing date before the presiding Administrative Law Judge on September 24, 2012, and a target date to complete its investigation of May 8, 2013. On April 11, 2012, the Administrative Law Judge issued an order continuing certain dates in the procedural schedule and suspending activity in the case for approximately 30 days.

On December 20, 2011, Zep filed a complaint against us and other defendants in the United States District Court for the Northern District of California, San Francisco Division alleging that certain of our products infringe U.S. Patent No. 7,952,537 (the “’537 District Court Action”). On April 27, 2012, the Court entered an order continuing certain pre-trial dates to suspend activity in the case for approximately 30 days.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (“Suntech America”), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleges that it delivered products to us and did not receive full payment by us. Suntech America seeks $989,771 plus interest. We plan to file an answer to the Suntech America complaint. As of March 31, 2011, a balance of $989,771 due to Suntech America is included in accounts payable in our Condensed Consolidated Balance Sheets. The Suntech America complaint is related to the Manufacturing and Purchase Agreement, between the Company, Andalay Solar, Inc. and Suntech Power Co., Ltd., dated December 28, 2007.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

On May 7, 2012, we entered into a Merger Agreement with CBD. Under the terms of the Merger Agreement, a subsidiary of CBD will be merged with and into the Company, with the Company to be the surviving corporation and a wholly-owned subsidiary of CBD. Completion of the Merger is subject to customary conditions, including shareholder approvals by the Company and CBD. See Item 5, Part II (Other Information) for additional information.

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

On May 7, 2012, we entered into a Merger Agreement with CBD. Under the terms of the Merger Agreement, a subsidiary of CBD will be merged with and into the Company, with the Company to be the surviving corporation and a wholly-owned subsidiary of CBD. Completion of the Merger is subject to customary conditions, including shareholder approvals by the Company and CBD. See Item 5, Part II (Other Information) for additional information.

Concentration of Risk in Customer and Supplier Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three months ended March 31, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Real Goods Solar (Real Goods), a leading residential solar energy installation company/integrator. For the three months ended March 31, 2012 and 2011, the percentages of sales to Lennar, Lennox and Real Goods are as follows:

	Three Months Ended March 31,
	2012	2011

Lennar Corporation	18.9%	5.6%
Lennox International Inc.	45.8%	42.1%
Real Goods Solar	—	12.7%

Lennar had no receivable balance as of March 31, 2012 and December 31, 2011. Lennox accounted for 32.3% and 23.1% of our gross accounts receivable as of March 31, 2012, and December 31, 2011, respectively. Real Goods accounted for 1.7% and 1.2% of our gross accounts receivable as of March 31, 2012, and December 31, 2011, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 61.8% and 37.8% of materials purchased during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, accounts payable included amounts owed to these top three vendors of approximately $1.1 million. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. Although we had a significant amount of inventory on hand as of March 31, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations. In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment. We currently do not have any unshipped orders for solar panel product pending with Suntech. We have pending and planned orders for additional shipments of product from Lightway. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended March 31,
	2012		2011
Net revenue	$2,422,340	100.0%	$1,994,362	100.0%
Cost of goods sold	2,179,969	90.0%	1,716,563	86.1%
Gross profit	242,371	10.0%	277,799	13.9%
Operating expenses
Sales and marketing	623,180	25.7%	346,328	17.4%
General and administrative	2,063,409	85.2%	1,678,945	84.2%
Total operating expenses	2,686,589	110.9%	2,025,273	101.5%
Loss from continuing operations	(2,444,218)	(100.9)%	(1,747,474)	(87.6)%
Other income (expense)
Interest income (expense), net	4,220	0.2%	(22,701)	(1.1)%
Adjustment to the fair value of common stock warrants	(436,943)	(18.0)%	462,948	23.2%
Total other income (expense)	(432,723)	(17.9)%	440,247	22.1%
Loss before provision for income taxes and discontinued operations	(2,876,941)	(118.8)%	(1,307,227)	(65.5)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(2,876,941)	(118.8)%	(1,307,227)	(65.5)%
Gain (loss) from discontinued operations, net of tax	25,853	1.1%	(6,262)	(0.3)%
Net loss	(2,851,088)	(117.7)%	(1,313,489)	(65.9)%
Preferred stock dividend	(21,259)	(0.9)%	—	0.0%
Preferred deemed dividend	—	0.0%	(975,460)	(48.9)%
Net loss attributable to common stockholders	$(2,872,347)	(118.6)%	$(2,288,949)	(114.8)%

Net loss per common and common equivalent share (basic and diluted)	$(0.17)		$(0.20)

Weighted average shares used in computing loss per common share: (basic and diluted)	16,145,962		11,361,726

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

Net revenue

We generate revenue from the sale of solar power systems. In the three months ended March 31, 2012, we generated $2.4 million of revenue, an increase of $428,000, or 21.5%, compared to $2.0 million of revenue in the three months ended March 31, 2011. The increase in revenue was due to a larger unit volume of product sales as a result of the growth of our network of distribution dealers, increased sales to our strategic partners and more competitive pricing.

Cost of goods sold

Cost of goods sold as a percent of revenue during the three months ended March 31, 2012, was 90.0% of net revenue, compared to 86.1% during the three months ended March 31, 2011. Gross profit for the three months ended March 31, 2012 was $242,000, or 10.0% of revenue, compared to $278,000 or 13.9% of revenue for the same period in 2011. The decrease in gross margin in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was due to lower average selling prices, partially offset by a decline in panel and component costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2012 were $623,000, or 25.7% of net revenue as compared to $346,000, or 17.4% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the three months ended March 31, 2012, reflects higher expenditures for Westinghouse licensing fees, trade shows and advertising expense of $235,000, supporting the expansion of our distribution business, payroll and commissions of $20,000 and stock compensation expense of $18,000.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2012 were $2.1 million, or 85.2% of net revenue as compared to $1.7 million, or 84.2% of net revenue during the same period of the prior year. The increase in general and administrative expense for the three months ended March 31, 2012 was due primarily to increases in professional fees of $585,000, insurance costs of $57,000, bad debt expense of $46,000 and research and development costs of $37,000, partially offset by decreases in stock compensation expense of $140,000, and payroll costs of $114,000.

Interest, net

During the three months ended March 31, 2012, net interest income was approximately $4,000 compared with net interest expense of $23,000 for the same period in 2011.

Adjustment to the fair value of common stock warrants

During the three months ended March 31, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $437,000 in our condensed consolidated statements of operations. The fair value of the warrants is lower now primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the three months ended March 31, 2011, we recorded mark-to-market adjustments resulting in a $463,000 unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the three months ended March 31, 2012 and March 31, 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the quarter ended March 31, 2012 was $2.9 million, or $0.17 per share, compared to a net loss from continuing operations of $1.3 million, or $0.11 per share, for the quarter ended March 31, 2012. For the quarter ended March 31, 2012, the net loss includes an unfavorable non-cash adjustment to the fair value of common stock warrants of $437,000 compared with a favorable non-cash adjustment to the fair value of the common stock warrants of $463,000 for the quarter ended March 31, 2011. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the quarter ended March 31, 2012 was $2.4 million, or $0.15 per share, compared to a net loss of $1.8 million, or $0.15 per share, for the first quarter of 2011.

Gain (loss) from discontinued operations

During the quarter ended March 31, 2012, we recorded a $26,000 net gain from the discontinuance of our installation business segment, compared with a loss of $6,000 during the same period in 2011.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the quarter ended March 31, 2012 and for each of the two years in the period ending December 31, 2011, we had incurred net losses and negative cash flows from operations. In addition, we expect to incur a net loss from operations for the year ending December 31, 2012. During recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, which contemplate a smaller operating loss and reaching breakeven cash flow from operations in the second half of the year, we intend to address ongoing working capital needs through cost reduction measures recently implemented and utilization of existing inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower, further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of March 31, 2012, we had approximately $615,000 in cash on hand and $750,000 available under our credit facility. As an additional source of capital, outstanding warrants provide the possibility to receive additional proceeds upon exercise, depending on market conditions. During the quarter ending March 31, 2012, warrants to purchase 472,222 shares of common stock with an exercise price of $0.60 per share were exercised, resulting in approximately $283,000 in proceeds. We are seeking potential investors to obtain additional funding, and we have engaged an investment banker to facilitate these efforts.

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

On May 7, 2012, we entered into a Merger Agreement with CBD. Under the Merger Agreement, we are required to raise sufficient equity capital, with the cooperation and support of CBD to meet our liquidity and working capital requirements. In addition, prior to closing of the merger, CBD has agreed to provide capital funding support to the Company if necessary, and subject to conditions and limitations as provided in the Merger Agreement.

Our Line of Credit

On February 15, 2011, we entered into the 2011 Credit Facility with Bridge Bank to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of March 31, 2012, there was nothing borrowed under the 2011 Credit Facility.

Equity Financing Activity

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock, with each such share of Series B Preferred Stock initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants are not exercisable until six months after issuance and have a term of five years from the date of first exercisability. The aggregate purchase price for the Securities was $3,600,000. As of May 10, 2012, 1,727 shares of preferred stock had been converted into 891,601 shares of common stock.

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

On December 30, 2011, we entered into a securities purchase agreement with CBD Energy Limited (“CBD”), an Australian corporation, relating to the sale of 1,666,667 shares of common stock at a price of $0.60 per share. The aggregate purchase price was $1,000,000. See previous discussion in Liquidity and Capital resources on proposed merger with CBD.

As a result of the December 30, 2011 security sale, the conversion price of the Series B Preferred was further reduced from $0.80 per share of common stock to $0.60 per share of common stock, and (ii) the exercise price of the Series K Warrants was further reduced from $0.80 to $0.60 per share. As of March 31, 2012, there were 2,273 shares of Series B Preferred outstanding. After adjustment to the conversion price as a result of the December 30, 2011 securities purchase agreement, the outstanding Series B Preferred is convertible into 3,409,029 shares of common stock.

On March 30, 2012, we entered into an amendment with the outstanding Series K warrants (Series K Amendment) removing the provision for any future price adjustment to the exercise price. On March 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 3.0 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants decreased to $481,000 as of March 30, 2012 and we recognized a $425,000 unfavorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2012. As a result of the March 30, 2012 Series K Amendment the fair value of the warrants of $481,000 was reclassified from warrant liability to equity.

On March 30, 2012, pursuant to a March 25, 2011 supply agreement with Light Way Green New Energy Co., Ltd (Lightway), we issued 1,900,000 share of our common stock to Lightway. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of March 31, 2012, we had approximately $615,000 in cash and cash equivalents. As of March 31, 2012 we also had approximately $750,000 in additional borrowing capacity available under our 2011 Credit Facility with Bridge Bank.

Cash used in operating activities was approximately $821,000 for the three months ended March 31, 2012. Excluding non-cash items of $437,000 of unrealized loss on the fair value adjustment of common stock warrants and stock-based compensation expense of $296,000, cash used in operating activities was primarily due to a $435,000 increase in other assets and a $285,000 decrease in accounts payable, offset by a $1.2 million decrease in inventory, a $216,000 decrease in prepaid expenses and other current assets and a $203,000 decrease in accounts receivable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash used in operating activities was approximately $785,000 for the three months ended March 31, 2011. Excluding non-cash items of $463,000 of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $418,000, cash used in operating activities was primarily from a $1.1 million decrease in accounts payable, offset by a $1.1 million decrease in inventory, a decrease of $370,000 decrease in assets from discontinued operations and a $333,000 decrease in accounts receivable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by investing activities was $171,000 for the three months ended March 31, 2011, primarily due to $184,000 in proceeds from disposal of property and equipment from discontinued operations, partially offset by $13,000 in acquisitions of property and equipment.

Cash provided by financing activities was approximately $90,000 for the three months ended March 31, 2012. During the three months ended March 31, 2012, we received proceeds of $283,000 from the exercise of warrants, partially offset by the repayment of $94,000 of notes payable and $92,000 on our line of credit. Cash provided by financing activities was approximately $3.2 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we received proceeds of $3.2 million from the issuance of common stock, net of $352,000 in fees, primarily related to the issuance of common stock.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2011 and 2010 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 12.75 years as of March 31, 2012, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2011 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. We adopted ASU No. 2011-05 on January 1, 2012 and the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

As of March 31, 2012, there were no borrowings under our Bridge Bank 2011 Credit Facility. If we were to borrow the $750,000 maximum under the 2011 Credit Facility, interest would accrue at the rate of the Bridge Bank Prime rate plus a margin of 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended March 31, 2012.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On October 4, 2011, we filed a complaint with the United States International Trade Commission (“ITC”) accusing Zep and Canadian Solar of infringing two Westinghouse Solar patents. On November 2, 2011, the ITC initiated an investigation based on our complaint (the “ITC Action”). The ITC has set a hearing date before the presiding Administrative Law Judge on September 24, 2012, and a target date to complete its investigation of May 8, 2013. On April 11, 2012, the Administrative Law Judge issued an order continuing certain dates in the procedural schedule and suspending activity in the case for approximately 30 days.

On December 20, 2011, Zep filed a complaint against us and other defendants in the United States District Court for the Northern District of California, San Francisco Division alleging that certain of our products infringe U.S. Patent No. 7,952,537 (the “’537 District Court Action”). On April 27, 2012, the Court entered an order continuing certain pre-trial dates to suspend activity in the case for approximately 30 days.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (“Suntech America”), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleges that it delivered products to us and did not receive full payment by us. Suntech America seeks $989,771 plus interest. We plan to file an answer to the Suntech America complaint. As of March 31, 2011, a balance of $989,771 due to Suntech America is included in accounts payable in our Condensed Consolidated Balance Sheets. The Suntech America complaint is related to the Manufacturing and Purchase Agreement, between the Company, Andalay Solar, Inc. and Suntech Power Co., Ltd., dated December 28, 2007.

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

Risks Relating to Our Business

We will need additional capital in the future to fund our business, and financing may not be available.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings may dilute our stockholders. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. In addition, on May 9, 2012 we announced the execution of an agreement and plan of merger with CBD Energy Limited, a corporation organized under the laws of Australia (“CBD”) by means of a merger in which CBD would become our parent company. This event may diminish our independent access to additional financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

If the U.S. Government imposes tariffs on solar panels manufactured in China, it will cause the prices we pay for solar panels to increase, and could cause customer demand for our products to decrease.

A group of solar panel manufacturers with domestic U.S. production facilities is seeking to have the U.S. Government impose tariffs on the import of solar panels manufactured in China, based on allegations of unfair competition and of subsidization of prices for Chinese-made solar panels by the Chinese Government. Proceedings are underway at the United States Commerce Department, and the Commerce Department in March 2012 issued a preliminary decision to impose tariffs between 2.9% and 4.73%. A further decision by the Commerce Department on whether Chinese manufacturers are “dumping” solar panels into the U.S. market at prices below their actual cost is anticipated to be announced as early as May 2012. It is uncertain whether the tariff rates will be increased following any such decision by the Commerce Department, but tariff rates as high as 100% have been suggested. Any significant tariffs are expected to be retroactive by up to 90 days before the decision date, as well as prospective. Given the large current market share of solar panels manufactured in China, any imposition of significant tariffs would have far reaching, industry-wide effects, and could be disruptive to many established supply relationships. The imposition of such tariffs would likely cause prices for solar power systems in the United States to increase, possibly significantly, and result in reduced market demand for the purchase of solar power systems. The uncertainty created by concern over potential tariffs is already having a negative effect on our ability to sell products and to forecast our sales.

Our current solar panel suppliers, Suntech and Lightway, both manufacture panels for us in China. If the solar panels provided by our suppliers are subjected to significant tariffs, which will result in an increase in our cost of goods and in the price we must charge to our customers. The price increase could potentially be significant. If our product prices increase, it would harm our competitive position in selling our products, and could adversely affect our results of operations.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the three months ended March 31, 2012, two customers have accounted for a significant portion of our revenues:, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets and Lennar Corporation (Lennar), a leading national homebuilder. As of May 10, 2012, Lennar had ordered solar power systems from us for installation on 234 new homes, which was below the 600 home order commitment volume. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. Although we had a significant amount of inventory on hand as of March 31, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

We are dependent upon our solar panel suppliers for regular shipments of products; however we have not been timely in payment to them in recent periods, which may result in delays or disruption in our supply of products.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. Although we had a significant amount of inventory on hand as of March 31, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. We currently do not have any unshipped orders for solar panel product pending with Suntech. We have pending and planned orders for additional shipments of product from Lightway. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in canalled orders.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for March 31, 2012 and December 31, 2011, a liability of approximately $1.1 million, to cover these warranty obligations. That amount is intended to cover both the WS Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. On May 7, 2012, Margaret Randazzo, our Chief Financial Officer, was named our interim Chief Executive Officer, and while we intend to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations. Our founder and former CEO, Barry Cinnamon, recently left the Company, and his departure may negatively affect our future business and relationships with our suppliers, customers, investors and others.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline and we may not successfully execute our internal growth strategies

Our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced employees, including technical personnel. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. While we currently have available technical expertise sufficient for the requirements of our business, expansion of our business could require us to employ additional highly skilled technical personnel. We expect competition for such personnel to increase as the market for solar power systems expands.

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business

Unexpected warranty expenses or service claims could reduce our profits.

We maintain a warranty reserve on our balance sheet for potential warranty or service claims that could occur in the future. This reserve is adjusted based on our ongoing operating experience with equipment and installations. It is possible, perhaps due to bad supplier material or defective installations, that we would have actual expenses substantially in excess of the reserves we maintain. Our failure to accurately predict future warranty claims could result in unexpected profit volatility

Risks Relating to Our Industry

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

We believe that an end customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that affect the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

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

On July 13, 2011, we received a written notification from the Listing Qualifications Department of The NASDAQ Stock Market stating that our common stock was subject to delisting from The NASDAQ Stock Market because our stockholders’ equity was less than $2.5 million as required by the listing rules. As a result of a hearing before The NASDAQ Hearings Panel (the “Panel”), our common stock remains listed on the NASDAQ Stock Market, subject to certain conditions, including imposition of a Panel Monitor and requirements that we provide updated forecast information and stockholders’ equity projections. Most recently, we submitted updated information in early January, and subsequently received a further letter that we had met the immediate requirements of the Panel’s decision, but are subject to ongoing imposition of a Panel Monitor until January 9, 2013, with an obligation to notify the Panel if our stockholders’ equity falls below $2.5 million or we fail to secure needed additional financing, or we fail to satisfy any other listing requirement.

In order to comply with the terms of the Panel decision, we must be able to demonstrate compliance with all requirements for continued listing on The NASDAQ Stock Market. In the event we are unable to do so, our securities may be delisted from The NASDAQ Stock Market.

On October 4, 2011, we received a written notification from the Listing Qualifications Department of The NASDAQ Stock Market stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days, and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market set forth in Listing Rule 5550(a)(2). The notice indicated that we had been granted 180 calendar days, or until April 2, 2012, to regain compliance. We received an additional written notification (the “Staff Determination”) from Listing Qualifications Department of The NASDAQ Stock Market on April 4, 2012, which stated that because we had not regained compliance with the minimum bid requirement, our common stock is subject to delisting from The NASDAQ Capital Market. The notice received on April 4, 2012 further indicated that we are not eligible for an automatic additional 180 calendar day grace period to regain compliance with the minimum bid price requirement pursuant to Listing Rule 5550(a)(2) because we do not currently satisfy all applicable requirements for initial listing on the NASDAQ Capital Market.

We have requested a hearing before the Panel to review the Staff Determination, which will stay any action with respect to the Staff Determination and allow the continued listing of our common stock on The NASDAQ Capital Market until the Panel renders a decision following the hearing. The hearing is scheduled for May 24, 2012. At the hearing, we intend to present a plan to regain compliance with the minimum bid price requirement, and to request that the Panel allow us additional time to regain compliance. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Capital Market and our common stock may be delisted from the NASDAQ Capital Market.

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

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), which was initially convertible into an aggregate of 2,000,000 of our common stock at an initial conversion price of $1.80 per share, and our Series K Warrants that are exercisable for an aggregate of 1,700,002 shares of our common stock, initially at an exercise price of $2.40 per share. The conversion price of the Series B Preferred is subject to adjustment downward in the event that we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of the Series B Preferred. If the price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Series B Preferred may be subject to increase. When the investors convert or exercise these securities, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered for resale all of the underlying shares of common stock relating to the Series B Preferred and our outstanding warrants. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

In addition, the terms of our Series B Preferred include various agreements and negative covenants on our part. In the event we fail to comply with those provisions, or if a “change of control” of the Company occurs, it could constitute a “triggering event” (as defined in the Certificate of Designation which designates the rights of the Series B Preferred), and the holders of our Series B Preferred could then demand that all of the outstanding shares of Series B Preferred be redeemed for cash (in certain circumstances within our control), or under certain circumstances, for shares of our common stock. Any such demand for redemption in cash could have a material adverse affect on our financial position and liquidity, and any demand for redemption in stock could have a material dilutive effect for our stockholders. In addition, in such event the dividend rate on our outstanding Series B Preferred is subject to increase to 18% per annum thereafter.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 10, 2012, we had 19,101,593 shares of common stock outstanding (which includes 638,515 unvested shares of restricted stock granted to our Board of Directors and our employees), 2,273 shares of Series B Preferred Stock that are convertible into 3,409,029 shares of common stock and we had warrants to purchase 3,633,794 shares of common stock and options to purchase 969,411 shares of common stock outstanding.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	announcements or press releases relating to the energy sector or to our business or prospects;
•	additions or departures of key personnel;
•	regulatory, legislative or other developments affecting us or the solar power industry generally;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	volume and timing of customer orders;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.
•	future developments relating to our announcement of a business combination with CBD.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Risks Relating to Our Company

If the Merger contemplated by the Merger Agreement with CBD does not occur or is delayed, it could have a material adverse effect on our business, results of operations, and financial condition.

On May 7, 2012, we entered into a Merger Agreement with CBD. We cannot predict whether and when the closing conditions for the Merger as set forth in the Merger Agreement will be satisfied, and the contemplated Merger transaction may be delayed or even abandoned before completion if certain events occur. The Merger Agreement may be terminated by us, on the one hand, or CBD, on the other hand, under certain circumstances, and termination of the Merger Agreement may in certain circumstances require us to pay a termination fee to CBD equal to the greater of (i) $500,000 and (ii) the amount of expenses that CBD has incurred in connection with the Merger, including legal and financial advisor fees.  In addition, the failure by our stockholders to approve and adopt the Merger Agreement at our future meeting of stockholders may require us to pay CBD the same termination fee. If the closing conditions set forth in the Merger Agreement are not satisfied or waived, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the foregoing termination fees; (iii) we may experience substantial disruption in our sales, operating activities, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel.

Until the closing of the Merger, the focus of our management team and employees may be diverted, and that there may be a negative reaction to the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

Upon closing of the proposed Merger with CBD, we may fail to realize some or all of the anticipated benefits of the Merger, which may adversely affect the value of the common stock of the combined company.

The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining our historical business with that of CBD. However, to realize these anticipated benefits and cost savings, both companies must successfully combine those businesses. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Merger may not be realized or may take longer to realize than expected, and the value of the merger consideration to be received by our stockholders may be adversely affected.

Specifically, risks in integrating our operations into CBD’s operations in order to realize the anticipated benefits of the Merger include, among other things:

•	the loss of key employees critical to the ongoing operation of the business;
•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;
•	failure to combine product and service offerings quickly and effectively;
•	failure to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;
•	unexpected revenue attrition;
•	failure to successfully integrate and harmonize financial reporting and information technology systems of CBD and us; and
•
failure to develop and maintain an effective internal control environment as required under the Sarbanes-Oxley Act of 2002 (CBD is an Australian  public corporation not subject, at the moment, to the Sarbanes-Oxley Act of 2002).

Our founder and former Chief Executive Officer and director, Barry Cinnamon, beneficially owns a significant number of shares of our common stock, which gives him significant influence over decisions on which our stockholders may vote and which may discourage an acquisition of the Company.

Barry Cinnamon, our founder and former Chief Executive Officer and director, beneficially owns, in the aggregate, approximately 10.0% of our outstanding common stock as of May 11, 2012. The interests of Mr. Cinnamon may differ from the interests of other stockholders. As a result, Mr. Cinnamon’s voting power may have a significant influence on the outcome of virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	election of our directors;
•	the amendment of our Certificate of Incorporation or By-laws; and
•	the proposed merger of our company with CBD or the sale of our assets or other corporate transaction.

Mr. Cinnamon has not entered into any voting agreement with regard to the pending Merger transaction, and is not obligated to vote in favor of the proposed Merger.

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

Item 5. Other Information.

On May 7, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CBD Energy Limited, an Australian corporation (“CBD”), and CBD-WS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CBD (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company to be the surviving corporation and a wholly-owned subsidiary of CBD (the “Merger”).

Under the Merger Agreement, our stockholders would receive shares of CBD in exchange for their shares. Our common stockholders will receive approximately 3.7 CBD common shares for each share held and our preferred stockholders will receive CBD preferred shares which will be convertible into CBD common shares. On an as-converted basis, the holders of our common stock and holders of our Series B preferred stock would collectively hold approximately 15% of the outstanding CBD common shares, calculated as if the Merger was consummated on the signing date. The Merger will not qualify as a “tax free reorganization” for U.S. federal income tax purposes. CBD plans to apply for listing on the Nasdaq Stock Market, with listing to be effective on or before consummation of the Merger. Completion of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of our outstanding common stock, (ii) the Securities and Exchange Commission (the “SEC”) has declared effective a Registration Statement registering the CBD common shares under the Securities Act of 1933, as amended, (iii) the approval and adoption by the holders of outstanding CBD common shares of the Merger Agreement and the issuance of additional CBD common shares as consideration in the Merger, and (iv) the approval by the Australian Securities Exchange (the “ASX”) and the holders of outstanding CBD common shares of the delisting of the CBD common shares from the ASX. In conjunction with the execution of the Merger Agreement, the holders of a majority of our outstanding Company Series B preferred stock entered into a Waiver and Agreement in substantially the form attached as Exhibit D to the Merger Agreement (and included in Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2012).

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

10.1
Form of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and CBD Energy Limited (CBD), dated as of December 30, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012).

10.2
Letter of intent by and among Westinghouse Solar, Inc. and CBD Energy Limited, dated as of February 16, 2012. (Incorporated herein by reference to Exhibit B to CBD’s Schedule 13 D/A, filed on February 17, 2012).

10.3
Agreement and Plan of Merger, dated as of May 7, 2012, by and among Westinghouse Solar, Inc. and CBD Energy Limited and CBD-WS Merger Sub, Inc. (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 9, 2012).

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*		filed herewith

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

Dated: May 14, 2012	/s/ Margaret R. Randazzo
Margaret R. Randazzo
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and
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

10.1
Form of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and CBD Energy Limited (CBD), dated as of December 30, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2012).

10.2
Letter of intent by and among Westinghouse Solar, Inc. and CBD Energy Limited, dated as of February 16, 2012. (Incorporated herein by reference to Exhibit B to CBD’s Schedule 13 D/A, filed on February 17, 2012).

10.3
Agreement and Plan of Merger, dated as of May 7, 2012, by and among Westinghouse Solar, Inc. and CBD Energy Limited and CBD-WS Merger Sub, Inc. (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 9, 2012).

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*		filed herewith

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