Form 10-Q
period 2012-06-30
Westinghouse Solar, Inc.
filed 2012-08-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

or

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

As of August 10, 2012, 19,148,083 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$192,544	$1,346,777
Accounts receivable, net	573,552	1,096,580
Other receivables	467,401	469,469
Inventory, net	2,319,705	4,172,809
Prepaid expenses and other current assets, net	474,423	978,709
Assets of discontinued operations	17,296	87,455
Assets held for sale – discontinued operations	15,570	18,293
Total current assets	4,060,491	8,170,092
Property and equipment, net	116,302	196,718
Other assets, net	1,546,427	955,570
Assets of discontinued operations – long-term	200,000	209,913
Total assets	$5,923,220	$9,532,293

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,100,461	$3,865,039
Accrued liabilities	725,191	428,813
Accrued warranty	294,036	217,812
Common stock warrant liability	10,123	317,490
Credit facility	94,077	92,266
Capital lease obligations – current portion	4,731	4,699
Note payable – current portion	95,067	283,252
Liabilities of discontinued operations – short-term	1,117,999	1,308,820
Total current liabilities	5,441,685	6,518,191

Capital lease obligations, less current portion	2,362	4,713
Long-term liabilities of discontinued operations	—	10,200
Total liabilities	5,444,047	6,533,104

Commitments, contingencies and subsequent events (Notes 17 and 18)

Stockholders’ equity:
Convertible redeemable preferred stock, $0.001 par value, 1,000,000 shares authorized; 2,273 shares issued and outstanding on June 30, 2012 and December 31, 2011	751,223	751,223
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,165,060 and 16,040,581 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (Note 1)	19,165	16,041
Additional paid-in capital	75,250,830	72,683,781
Accumulated deficit	(75,542,045)	(70,451,856)
Total stockholders’ equity	479,173	2,999,189
Total liabilities and stockholders’ equity	$5,923,220	$9,532,293

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$1,209,211	$2,757,729	$3,631,551	$4,752,091
Cost of goods sold	1,243,034	2,563,842	3,423,003	4,280,405
Gross profit	(33,823)	193,887	208,548	471,686
Operating expenses
Sales and marketing	467,523	700,103	1,090,703	1,046,431
General and administrative	1,663,885	1,464,269	3,727,294	3,143,214
Total operating expenses	2,131,408	2,164,372	4,817,997	4,189,645
Loss from continuing operations	(2,165,231)	(1,970,485)	(4,609,449)	(3,717,959)
Other income (expense)
Interest income (expense), net	(39,006)	(35,148)	(34,786)	(57,849)
Adjustment to the fair value of common stock warrants	10,303	668,041	(426,640)	1,130,989
Total other income (expense)	(28,703)	632,893	(461,426)	1,073,140
Loss before provision for income taxes and discontinued operations	(2,193,934)	(1,337,592)	(5,070,875)	(2,644,819)
Provision for income taxes	—	—	—	—
Net loss from continuing operations (Note 3)	(2,193,934)	(1,337,592)	(5,070,875)	(2,644,819)
Net income (loss) from discontinued operations, net of tax	(2,880)	9,830	22,973	3,568
Net loss	(2,196,814)	(1,327,762)	(5,047,902)	(2,641,251)
Preferred stock dividend	(21,028)	—	(42,287)	—
Preferred deemed dividend	—	—	—	(975,460)
Net loss attributable to common stockholders	$(2,217,842)	$(1,327,762)	$(5,090,189)	$(3,616,711)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.12)	$(0.11)	$(0.29)	$(0.31)

Weighted average shares used in computing loss per common share: (basic and diluted)	18,459,159	11,387,874	17,302,561	11,374,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)

	Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2012	2,273	$751,223	16,040,581	$16,041	$72,683,781	$(70,451,856)	$2,999,189
Issuance of common stock for supply agreement	—	—	2,080,558	2,080	1,130,790	—	1,132,871
Preferred stock dividends paid in common stock	—	—	111,537	112	42,175	(42,287)	—
Reclassify fair value of common stock warrant liability upon exercise and modification	—	—	—	—	734,007	—	734,007
Exercise of warrants for common stock	—	—	472,222	472	282,862	—	283,334
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	460,162	460	(4,948)	—	(4,488)
Stock-based compensation expense	—	—	—	—	440,342	—	440,342
Placement agent and registration fees and other direct costs	—	—	—	—	(58,180)	—	(58,180)
Net loss	—	—	—	—	—	(5,047,902)	(5,047,902)
Balance at June 30, 2012	2,273	$751,223	19,165,060	$19,165	$75,250,830	$(75,542,045)	$479,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(5,047,902)	$(2,641,251)
Adjustments to reconcile net loss to net cash used in by operations:
Depreciation	80,416	108,691
Amortization of patents	12,402	2,927
Bad debt expense	102,000	10,000
Unrealized gain (loss) on fair value adjustment of common stock warrants	426,640	(1,130,989)
Non-cash stock-based compensation expense	440,342	606,317
Loss on assets held for sale	—	10,840
Changes in assets and liabilities:
Accounts receivable	421,028	(335,691)
Other receivables	2,068	8,336
Inventory	1,940,974	1,270,448
Prepaid expenses and other current assets	504,286	(2,438)
Assets of discontinued operations – short term	70,159	566,363
Assets held for sale	2,723	20,738
Other assets	(603,259)	(101,454)
Assets of discontinued operations – long-term	9,913	(200,000)
Accounts payable	280,422	697,499
Accrued liabilities and accrued warranty	372,603	(55,099)
Liabilities of discontinued operations	(201,022)	(279,825)
Net cash used in operating activities	(1,186,207)	(1,444,588)
Cash flows from investing activities
Acquisition of property and equipment	—	(28,564)
Proceeds from disposal of property and equipment	—	18,800
Proceeds from disposal of property and equipment from discontinued operations	—	189,019
Net cash provided by (used in) investing activities	—	179,255
Cash flows from financing activities
Repayment of notes payable	(188,185)	(95,425)
Borrowing on line of credit	94,077	—
Repayment on line of credit	(92,266)	(540,250)
Repayments on capital lease obligations	(2,319)	(1,431)
Repayments on capital lease obligations from discontinued operations	—	(5,662)
Restricted cash	—	540,250
Proceeds from stock offering	—	3,600,000
Proceeds from exercise of warrants	283,334	—
Payment of placement agent and registration fees and other direct costs	(58,180)	(521,609)
Employee taxes paid for vesting of restricted stock	(4,487)	(18,224)
Net cash provided by financing activities	31,974	2,957,649
Net increase (decrease) in cash and cash equivalents	(1,154,233)	1,692,316
Cash and cash equivalents
Beginning of period	1,346,777	596,046
End of period	$192,544	$2,288,362

Supplemental cash flows disclosures:
Cash paid during the period for interest	$25,213	$11,092
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$—	$2,713,550
Conversion of common stock warrant liability upon exercise of warrants	$252,765	$—
Common stock warrant liability issued in connection with agency placement fee	$—	$89,010
Reclassification of common stock liability upon modification of warrants	$481,242	$—
Preferred deemed dividend	$—	$975,460
Preferred stock dividends paid in common stock	$42,287	$—
Stock issued in satisfaction of accounts payable to investor supplier	$1,045,000	$—
Stock issued to procure inventory	$87,871	$—
Property and equipment acquired through capital lease	$—	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2011 and 2010 appearing in our Form 10-K. The June 30, 2012 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Under the Merger Agreement, our stockholders would receive shares of CBD in exchange for their shares. Our common stockholders will receive approximately 3.7 CBD common shares for each common share held and our preferred stockholders will receive CBD preferred shares which will be convertible into CBD common shares. On an as-converted basis, the holders of our common stock and holders of our Series B preferred stock would collectively hold approximately 15% of the outstanding CBD common shares, calculated as if the Merger was consummated on the signing date. The Merger will not qualify as a “tax free reorganization” for U.S. federal income tax purposes. CBD has applied for listing on the Nasdaq Stock Market, with listing to be effective on or before consummation of the Merger. Completion of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of our outstanding common stock, (ii) the Securities and Exchange Commission (the “SEC”) has declared effective a Registration Statement registering the CBD common shares under the Securities Act of 1933, as amended, (iii) the approval and adoption by the holders of outstanding CBD common shares of the Merger Agreement and the issuance of additional CBD common shares as consideration in the Merger, and (iv) the approval by the Australian Securities Exchange (the “ASX”) and the holders of outstanding CBD common shares of the delisting of the CBD common shares from the ASX. In conjunction with the execution of the Merger Agreement, the holders of a majority of our outstanding Company Series B preferred stock entered into a Waiver and Agreement in substantially the form attached as Exhibit D to the Merger Agreement (and included in Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2012).

2. Significant Accounting Policies

Liquidity and Financial Position

For the six months ending June 30, 2012, and for each of the two years in the period ending December 31, 2011, we have incurred net losses and negative cash flows from operations. In addition, we expect to incur a net loss from operations for our year ending December 31, 2012. During recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, which contemplate a smaller operating loss, we intend to address ongoing working capital needs through cost reduction measures recently implemented and utilization of existing inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower, further staffing reductions and expense cuts could occur.

As of June 30, 2012, we had approximately $193,000 in cash on hand and $656,000 available under our credit facility. As an additional source of capital, outstanding warrants provide the possibility to receive additional proceeds upon exercise, depending on market conditions (See “Stock Warrants and Warrant Liability”). During the three months ending March 31, 2012, warrants to purchase 472,222 shares of common stock with an exercise price of $0.60 per share were exercised, resulting in approximately $283,000 in proceeds. We are seeking potential investors to obtain additional funding, and we have engaged an investment banker to facilitate these efforts.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $294,000 at June 30, 2012 and $218,000 at December 31, 2011, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	June 30, 2012 (Unaudited)	December 31, 2011
Beginning accrued warranty balance (January 1)	$217,812	$51,860
Reduction for labor payments and claims made under the warranty	(1,388)	—
Accruals related to warranties issued during the period	77,612	165,952
Ending accrued warranty balance	$294,036	$217,812

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.1 million at June 30, 2012 and December 31, 2011 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 12.5 years as of June 30, 2012, are reasonable. As a result of the settlement of various legal disputes with Zep Solar, Inc., (Zep) (see “Commitments and Contingencies”) during the quarter ended June 30, 2012, we reclassified approximately $1.3 million in legal costs from other long-term assets to patents, both included in "other assets, net" in the accompanying balance sheets, which is being amortized over 12.5 years. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Common Stock Warrant Liabilities

In March 2009 and February 2011, we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the March 2009 warrant agreements include a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. Under the Financial Accounting Standards Board (“FASB”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we classified these warrants as liabilities and we record mark-to-market adjustments to reflect the fair value at each period-end. On March 30, 2012, the February 2011 warrants were amended to remove any future price adjustment to the exercise price. (See Note 12. “Stock Warrants” relating to the accounting treatment of the Series E and K warrants).

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

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. During the six months ended June 30, 2012, we recorded a gain from discontinued operations of approximately $23,000 compared to a gain from discontinued operations of approximately $4,000 during the six months ended June 30, 2011. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, and consist of the following:

Assets of discontinued operations:	June 30, 2012 (unaudited)	December 31, 2011
Accounts receivable and other receivables	$7,383	$41,762
Prepaid expenses and other current assets	—	34,415
Other assets	9,913	11,278
Total current assets of discontinued operations	17,296	87,455
Security deposits on operating leases	—	9,913
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$217,296	$297,368

Liabilities of discontinued operations:	June 30, 2012 (unaudited)	December 31, 2011
Accrued liabilities	$36,682	$124,751
Accrued warranty	1,081,317	1,133,549
Deferred revenue	—	50,520
Total current liabilities	1,117,999	1,308,820

Other long-term liabilities	—	10,200
Total discontinued operations liabilities	$1,117,999	$1,319,020

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

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, which consists of inventory of solar inverters of approximately $16,000 and $18,000, respectively.

4. Accounts Receivable

Accounts receivable consists of the following:
	June 30, 2012 (Unaudited)	December 31, 2011
Trade accounts	$728,056	$1,230,895
Less: Allowance for bad debts	(141,000)	(39,000)
Less: Allowance for returns	(13,504)	(95,315)
	$573,552	$1,096,580

The following table summarizes the allowance for doubtful accounts as of June 30, 2012 and December 31, 2011:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Six months ended June 30, 2012	$39,000	$102,000	$—	$141,000
Year ended December 31, 2011	$5,000	$34,000	$—	$39,000

5. Inventory

Our inventory, which consists entirely of finished goods inventory, was approximately $2.3 million and $4.2 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, there was approximately $17,000 and $75,000, respectively, capitalized in inventory related to the restricted stock grant for a supply agreement with Light Way Green New Energy Co., Ltd, (Lightway) and approximately $42,000 and $12,000, respectively, related to rent, depreciation and salary costs.

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	June 30, 2012 (Unaudited)	December 31, 2011
Office equipment	$573,852	$573,852
Leasehold improvements	148,759	148,759
Vehicles	17,992	17,992
	740,603	740,603
Less: Accumulated depreciation and amortization	(624,301)	(543,885)
	$116,302	$196,718

Depreciation expense for the three months ended June 30, 2012 and 2011 was approximately $40,000 and $44,000, respectively. For the six months ended June 30, 2012 and 2011, depreciation expense was approximately $80,000 and $109,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	June 30, 2012 (Unaudited)	December 31, 2011
Accrued salaries, wages, benefits and bonus	$63,494	$92,692
Accrued accounting and legal fees	167,973	138,233
Allowance for returns	—	20,081
Customer deposit payable	44,345	13,819
Accrued tariff	66,751	—
Royalty payable	292,500	125,000
Accrued interest	36,337
Other accrued liabilities	53,791	38,988
	$725,191	$428,813

8. Credit Facility

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of June 30, 2012 and December 31, 2011, there was approximately $94,000 and $92,000, respectively, borrowed under the 2011 Credit Facility.

9. Stockholders’ Equity

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. See Note 10 for a discussion of the sale of units.

On March 25, 2011, we entered into a Supply Agreement (the “Lightway Supply Agreement”) with Light Way Green New Energy Co., Ltd (Lightway). Lightway is a vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway is a supplier for our proprietary Westinghouse solar panels. In consideration of the new contract manufacturing arrangement, we agreed to issue to Lightway shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. On July 31, 2011, in conjunction with their first shipment, we issued Lightway 361,111 unvested shares of our common stock. The shares will vest ratably on a monthly basis over a one year period beginning August 31, 2011. As of June 30, 2012, 331,019 shares have vested. The unvested shares are subject to forfeiture in the event of termination of the Lightway Supply Agreement by either party.

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

On September 28, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 500,000 shares of common stock at a price of $0.80 per share, along with the sale of Series M Warrants to purchase up to 325,000 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $0.81 per share. The warrants were not exercisable for six months after issuance and have a term of 5½ years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $500,000. Under the securities purchase agreement, we agreed to amend the outstanding Series L Warrants, such that the exercise price of the Series L Warrants is reduced from $1.17 per share to $0.81 per share. In addition, each of the Series L Warrants, (i) was not exercisable for the six month anniversary of the closing under the September 28, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date.

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

Pursuant to the Lightway Supply Agreement, on March 30, 2012, we issued 1,900,000 shares of our common stock to Lightway. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance. The issuance of the common stock, valued at $1,045,000, increased equity and reduced accounts payable by an equal amount. We filed a registration statement, on May 15, 2012, to register for resale the shares of common stock issued to Lightway. The registration statement was declared effective on May 25, 2012.

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

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Westinghouse Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 1,843,418 shares available for issuance under the Stock Plan as of June 30, 2012.

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

We recognized stock-based compensation expense of approximately $145,000 and $189,000 during the three months ended June 30, 2012 and 2011, respectively, and approximately $440,000 and $606,000 during the six months ended June 30, 2012 and 2011, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2012:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2012	289,795	$1.92
Granted	551,839	$0.48
Forfeited/cancelled	(84,150)	$2.22
Released/vested	(408,511)	$0.75
Outstanding and not vested at June 30, 2012	348,973	$0.95

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2012 and December 31, 2011, there was approximately $277,000 and $465,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the six months ended June 30, 2012 and 2011, was approximately $196,000 and $110,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and six months ended June 30, 2012 and 2011, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2012:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,077,744	$5.47
Granted	25,000	$0.40
Forfeited/cancelled/expired	(397,875)	$7.82
Exercised	—	$—
Outstanding at June 30, 2012	704,869	$3.97
Exercisable at June 30, 2012	412,122	$5.01

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the three and six months ended June 30, 2012 and 2011 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average volatility	105.5	—	105.5	103.1%
Expected dividends	0.0%	—	0.0%	0.0%
Expected life	2.6 years	—	2.6 years	3.0 years
Weighted-average risk-free interest rate	0.4%	—	0.4%	1.2%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.24 for the stock options to purchase 25,000 shares of common stock granted during the six months ended June 30, 2012. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of June 30, 2012 and December 31, 2011, was 3.1 years and 3.2 years, respectively. The total estimated fair value of stock options vested during the three and six months ended June 30, 2012 was approximately $8,000 and $333,000, respectively. The aggregate intrinsic value of stock options outstanding as of June 30, 2012 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2012 and December 31, 2011, there was approximately $110,000 and $520,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of approximately 11 months. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and six months ended June 30, 2012, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of June 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.2%, an expected life of 1.7 years; an expected volatility factor of 120.5% and a dividend yield of 0.0%. The fair value of the warrants decreased to $10,000 as of June 30, 2012 and we recognized a $10,000 unfavorable non-cash adjustment from the change in fair value of these warrants for the three months ended June 30, 2012.

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

On February 17, 2011, we entered into a securities purchase agreement and issued Series K Warrants to purchase up to 1,700,002 shares of common stock at an exercise price of $2.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $2.6 million, of which $2.6 million was reflected as common stock warrant liability with an offset to preferred stock as of the offering close date. As a result of the August 16, 2011 security sale, the exercise price of the Series K warrants was reduced from $2.40 to $1.01; as a result of the September 28, 2011 security sale, the exercise price of the Series K warrants was further reduced from $1.01 to $0.80. The estimated value assigned to the reduction in exercise price was $270,000 and $50,000, respectively, on August 16, 2011 and September 28, 2011, and we recognized a non-cash charge from the change in the fair value of the warrants. During the six months ended June 30, 2012, 472,222 Series K Warrants were exercised at a price of $0.60 and total proceeds of approximately $283,000. As a result of the exercise, we recognized approximately $253,000 in the change in the estimated value assigned to the warrants as an increase to equity and a decrease to the warrant liability. On March 30, 2012, we entered into an Amendment to Securities Purchase Agreement with the holders of the remaining Series K warrants (Series K Amendment) reducing the exercise price to $0.40 and removing provisions for any future price adjustment to the exercise price. On March 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 3.0 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants increased to approximately $481,000 as of March 30, 2012 and we recognized a $425,000 unfavorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2012. On March 30, 2012, as a result of the Series K Amendment, the fair value of the warrants of approximately $481,000 was reclassified from warrant liability to equity.

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

On September 28, 2011, we entered into a securities purchase agreement and issued Series M Warrants to purchase up to 325,000 shares of common stock at an exercise price of $0.81 per share, which warrants are not exercisable until six months after issuance and have a term of 5½ years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 0.4%, an expected life of 4.1 years; an expected volatility factor of 109.1% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $193,000. In connection with the September 28, 2011 securities purchase agreement, we agreed to extend the term of the remainder of our outstanding Series L Warrants until March 28, 2017. The estimated value assigned to the reduction in exercise price and extension of these warrants was approximately $31,000. As the terms of the Series L Warrants are classified as equity, as opposed to liability, there was no accounting impact as a result of the amendment to the Series L Warrant agreement.

The following table summarizes the Warrant activity for the six months ending June 30, 2012:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	4,106,016	$3.57
Issued	—	$—
Exercised	(472,222)	$0.60
Cancelled/expired	—	$—
Outstanding at June 30, 2012	3,633,794	$3.89

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Numerator:
Net loss	$(2,196,814)	$(1,327,762)	$(5,047,902)	$(2,641,251)
Less: Net loss allocated to participating securities	56,260	24,695	115,380	41,312
Net loss attributable to stockholders	(2,140,554)	(1,303,067)	(4,932,522)	(2,599,939)
Preferred stock dividend	(21,028)	—	(42,287)	—
Preferred deemed dividend	—	—	—	(975,460)
	$(2,161,582)	$(1,303,067)	$(4,974,809)	$(3,575,399)
Denominator:
Weighted-average shares outstanding	18,944,321	11,603,691	17,707,296	11,555,616
Weighted-average unvested restricted shares outstanding	(485,162)	(215,817)	(404,735)	(180,744)
Denominator for basic net loss per share	18,459,159	11,387,874	17,302,561	11,374,872

Basic net loss per share attributable to common stockholders	$(0.12)	$(0.11)	$(0.29)	$(0.31)

Diluted:
Numerator:
Net loss	$(2,196,814)	$(1,327,762)	$(5,047,902)	$(2,641,251)
Less: Net loss allocated to participating securities	56,260	24,695	115,380	41,312
Net loss attributable to stockholders	(2,140,554)	(1,303,067)	(4,932,522)	(2,599,939)
Preferred stock dividend	(21,028)	—	(42,287)	—
Preferred deemed dividend	—	—	—	(975,460)
	$(2,161,582)	$(1,303,067)	$(4,974,809)	$(3,575,399)
Denominator:
Denominator for basic calculation	18,459,159	11,387,874	17,302,561	11,374,872
Weighted-average effect of dilutive stock options	—	—	—	—
Denominator for diluted net loss per share	18,459,159	11,387,784	11,302,561	11,374,872

Diluted net loss per share attributable to common stockholders	$(0.12)	$(0.11)	$(0.29)	$(0.31)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	June 30, 2012	December 31, 2011
Stock options outstanding	704,869	1,077,744
Unvested restricted stock	348,973	289,795
Warrants to purchase common stock	3,633,794	4,106,016
Preferred stock convertible into common stock	3,409,029	3,409,029

14. Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2011, there was approximately $1.1 million in excess of the Federal Deposit Insurance Corporation (FDIC) limit of $250,000. At June 30, 2012, we did not have any deposits in excess of the FDIC limit.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three and six months ended June 30, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a leading residential solar energy installation company/integrator. For the three and six months ended June 30, 2012 and 2011, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Lennar Corporation	—	21.2%	12.6%	14.6%
Lennox International Inc.	26.0%	25.2%	39.2%	32.3%
Lowe’s Companies, Inc.	13.7%	1.8%	8.0%	1.6%

We had no receivable balance from Lennar as of June 30, 2012 or December 31, 2011. Lennox accounted for 23.5% and 23.1% of our gross accounts receivable as of June 30, 2012, and December 31, 2011, respectively. Lowe’s accounted for 10.5% and 13.9% of our gross accounts receivable as of June 30, 2012, and December 31, 2011, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 46.2% and 58.0% of materials purchased during the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, accounts payable included amounts owed to these top three vendors of approximately $1.1 million. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. Although we had an adequate amount of inventory on hand as of June 30, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could be disruptive to our operations. In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment. We currently do not have any unshipped orders for solar panel product pending with Suntech. We have pending and planned orders for additional shipments of product from Lightway. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

Liabilities	Level 1	Level 2	Level 3	June 30, 2012
Fair value of common stock warrant liability	$—	$—	$10,123	$10,123
Accrued rent related to office closures	—	—	35,182	35,182
Total	$—	$—	$45,305	$45,305

A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 13. The accrued rent relates to a non-cash charge for the closure of our Anaheim and San Diego, California locations, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.0% to 1.2%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012:
	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2012	$79,888	$317,490	$397,378
Total realized and unrealized gains or losses	222	426,640	426,862
Repayments	(44,928)	—	(44,928)
Net transfers in and/or (out) of level 3	—	(734,007)	(734,007)
Ending balance – June 30, 2012	$35,182	$10,123	$45,305

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and six months ended June 30, 2012, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

We have been involved in various patent litigation with Zep Solar, Inc. (“Zep”) and other parties, including (1) an action we filed on October 22, 2009 against Zep and several other defendants in the United States District Court for the Northern District of California, San Francisco Division for infringement of U.S. Patent No. 7,406,800 (the “’800 District Court Action”), (2) an action Zep and Trina Solar filed on August 2, 2011 against us in the United States District Court for the Northern District of California, San Francisco Division for declaratory judgment of non-infringement of U.S. Patent No. 7,987,641 issued to our subsidiary Andalay Solar on August 2, 2011 (the “’641 District Court Action”), (3) an action we filed with the United States International Trade Commission (“ITC”) on October 4, 2011 accusing Zep and Canadian Solar of infringing the ’800 patent and the ’641 patent (the “ITC Action”), and (4) an action Zep filed against us and other defendants in the United States District Court for the Northern District of California, San Francisco Division alleging that the our products infringe U.S. Patent No. 7,952,537 (the “’537 District Court Action”).

On May 25, 2012, we and Zep entered into a final and comprehensive settlement of these legal disputes. In June 2012, the three actions pending in the United States District Court for the Northern District of California and the ITC Action were all dismissed and the cases were terminated. The specific terms of the global settlement are confidential.  The settlement extends to all customers, suppliers, licensees and business partners of both Zep and us who were named in one or more of the proceedings.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products to us and did not receive full payment by us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. As of June 30, 2012, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $989,771.

On June 7, 2012, Barry Cinnamon, the former chief executive officer of the Company, filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration, at its office in San Francisco California, alleging that Mr. Cinnamon’s termination of employment on May 8, 2012 constituted a violation of the whistleblower protections of the Sarbanes-Oxley Act of 2002.  In his complaint, Mr. Cinnamon requests that the Secretary of Labor institute an investigation of alleged retaliation against Mr. Cinnamon by us and our board of directors. The complaint also indicates that Mr. Cinnamon has a variety of state law claims, which he intends to pursue in court. We have not been notified that any other proceedings have been filed by Mr. Cinnamon as of August 10, 2012.  We have responded to the initial complaint, disagreeing with Mr. Cinnamon’s characterization of events.  We believe that the complaint and claims by Mr. Cinnamon are without merit, and we intend to defend ourselves in any proceedings brought by Mr. Cinnamon.

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

Concentration of Risk in Customer and Supplier Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three and six months ended June 30, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a leading residential solar energy installation company/integrator. For the three and six months ended June 30, 2012 and 2011, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Lennar Corporation	—	21.2%	12.6%	14.6%
Lennox International Inc.	26.0%	25.2%	39.2%	32.3%
Lowe’s Companies, Inc.	13.7%	1.8%	8.0%	1.6%

We had no receivable balance from Lennar as of June 30, 2012 or December 31, 2011. Lennox accounted for 23.5% and 23.1% of our gross accounts receivable as of June 30, 2012, and December 31, 2011, respectively. Lowe’s accounted for 10.5% and 13.9% of our gross accounts receivable as of June 30, 2012, and December 31, 2011, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 46.2% and 58.0% of materials purchased during the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, accounts payable included amounts owed to these top three vendors of approximately $1.1 million. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Light Way Green New Energy Co., Ltd (Lightway), and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. Although we had an adequate amount of inventory on hand as of June 30, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could be disruptive to our operations. In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment. We currently do not have any unshipped orders for solar panel product pending with Suntech. We have pending and planned orders for additional shipments of product from Lightway. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended June 30,
	2012		2011
Net revenue	$1,209,211	100.0%	$2,757,729	100.0%
Cost of goods sold	1,243,034	102.8%	2,563,842	93.0%
Gross profit	(33,823)	(2.8)%	193,887	7.0%
Operating expenses
Sales and marketing	467,523	38.7%	700,103	25.4%
General and administrative	1,663,885	137.6%	1,464,269	53.1%
Total operating expenses	2,131,408	176.3%	2,164,372	78.5%
Loss from continuing operations	(2,165,231)	(179.1)%	(1,970,485)	(71.5)%
Other income (expense)
Interest income (expense), net	(39,006)	(3.2)%	(35,148)	(1.3)%
Adjustment to the fair value of common stock warrants	10,303	0.9%	668,041	24.2%
Total other income (expense)	(28,703)	(2.4)%	632,893	22.9%
Loss before provision for income taxes and discontinued operations	(2,193,934)	(181.4)%	(1,337,592)	(48.5)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(2,193,934)	(181.4)%	(1,337,592)	(48.5)%
Gain (loss) from discontinued operations, net of tax	(2,880)	(0.2)%	9,830	0.4%
Net loss	(2,196,814)	(181.7)%	(1,327,762)	(48.1)%
Preferred stock dividend	(21,028)	(1.7)%	—	0.0%
Preferred deemed dividend	—	0.0%	—	0.0%
Net loss attributable to common stockholders	$(2,217,842)	(183.4)%	$(1,327,762)	(48.1)%

Net loss per common and common equivalent share (basic and diluted)	$(0.12)		$(0.11)

Weighted average shares used in computing loss per common share: (basic and diluted)	18,459,159		11,387,854

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

Net revenue

We generate revenue from the sale of solar power systems. In the three months ended June 30, 2012, we generated $1.2 million of revenue, a decrease of $1.5 million, or 56.2%, compared to $2.8 million of revenue in the three months ended June 30, 2011. The decrease in revenue was due to a decrease in sales to strategic partners, lower average selling prices and the overall soft solar market conditions following punitive tariff announcements in the U.S. related to solar modules manufactured in China.

Cost of goods sold

Cost of goods sold as a percent of revenue during the three months ended June 30, 2012, was 102.8% of net revenue, compared to 93.0% during the three months ended June 30, 2011. Gross loss for the three months ended June 30, 2012 was $34,000, or 2.8% of revenue, compared to gross profit of $194,000 or 7.0% of revenue for the same period in 2011. The decrease in gross margin in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was due to year-to-date impact of imposed tariffs on Chinese modules and lower average selling prices, partially offset by a decline in panel and component costs. Excluding the tariff expense of $86,000, gross profit would have been $52,000 or 4.3% of revenue.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2012 were $468,000, or 38.7% of net revenue as compared to $700,000, or 25.4% of net revenue during the same period of the prior year. The decrease in sales and marketing expense for the three months ended June 30, 2012, reflects lower advertising and trade shows of $141,000, travel costs of $41,000, payroll and commissions of $30,000 and timing of the Westinghouse licensing fees of $49,000.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2012 were $1.7 million, or 137.6% of net revenue as compared to $1.5 million, or 53.1% of net revenue during the same period of the prior year. The increase in general and administrative expense for the three months ended June 30, 2012 was due primarily to increases in legal fees of $311,000 and professional fees of $234,000, related to the pending CBD merger transaction and recently settled patent litigation, partially offset by lower payroll costs of $258,000.

Interest, net

During the three months ended June 30, 2012, net interest expense was approximately $39,000 compared with net interest expense of $35,000 for the same period in 2011.

Adjustment to the fair value of common stock warrants

During the three months ended June 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $10,000 in our condensed consolidated statements of operations. The fair value of the warrants is lower now primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the three months ended June 30, 2011, we recorded mark-to-market adjustments resulting in a $668,000 unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the three months ended June 30, 2012 and June 30, 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the quarter ended June 30, 2012 was $2.2 million, or $0.12 per share, compared to a net loss from continuing operations of $1.3 million, or $0.11 per share, for the quarter ended June 30, 2011. For the quarter ended June 30, 2012, the net loss includes a favorable non-cash adjustment to the fair value of common stock warrants of $10,000 compared with a favorable non-cash adjustment to the fair value of the common stock warrants of $668,000 for the quarter ended June 30, 2011. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the quarter ended June 30, 2012 was $2.2 million, or $0.12 per share, compared to a net loss of $2.0 million, or $0.17 per share, for the same quarter of 2011.

Gain (loss) from discontinued operations

During the quarter ended June 30, 2012, we recorded a $3,000 net loss from the discontinuance of our installation business segment, compared with a gain of $10,000 during the same period in 2011.

Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Six Months Ended June 30,
	2012		2011
Net revenue	$3,631,551	100.0%	$4,752,091	100.0%
Cost of goods sold	3,423,003	94.3%	4,280,405	90.1%
Gross profit	208,548	5.7%	471,686	9.9%
Operating expenses
Sales and marketing	1,090,703	30.0%	1,046,431	22.0%
General and administrative	3,727,294	102.6%	3,143,214	66.1%
Total operating expenses	4,817,997	132.7%	4,189,645	88.2%
Loss from continuing operations	(4,609,449)	(126.9)%	(3,717,959)	(78.2)%
Other income (expense)
Interest income (expense), net	(34,786)	(1.0)%	(57,849)	(1.2)%
Adjustment to the fair value of common stock warrants	(426,640)	(11.7)%	1,130,989	23.8%
Total other income (expense)	(461,426)	(12.7)%	1,073,140	22.6%
Loss before provision for income taxes and discontinued operations	(5,070,875)	(139.6)%	(2,644,819)	(55.7)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(5,070,875)	(139.6)%	(2,644,819)	(55.7)%
Gain (loss) from discontinued operations, net of tax	22,973	0.6%	3,568	0.1%
Net loss	(5,047,902)	(139.0)%	(2,641,251)	(55.6)%
Preferred stock dividend	(42,287)	(1.2)%	—	0.0%
Preferred deemed dividend	—	0.0%	(975,460)	(20.5)%
Net loss attributable to common stockholders	$(5,090,189)	(140.2)%	$(3,616,711)	(76.1)%

Net loss per common and common equivalent share (basic and diluted)	$(0.29)		$(0.23)

Weighted average shares used in computing loss per common share: (basic and diluted)	17,302,561		11,374,872

Net revenue

In the six months ended June 30, 2012, we generated $3.6 million of revenue, a decrease of $1.2 million, or 23.6%, compared to $4.8 million of revenue in the six months ended June 30, 2011. The decrease in revenue was due to a decrease in unit volume of product sales to our dealer network and strategic partners, lower average selling prices and the overall soft solar market conditions following punitive tariff announcements in the U.S. related to solar modules manufactured in China.

Cost of goods sold

Cost of goods sold as a percent of revenue during the six months ended June 30, 2012, was 94.3% of net revenue, compared to 90.1% during the six months ended June 30, 2011. Gross profit for the three months ended June 30, 2012 was $209,000, or 5,7% of revenue, compared to gross profit of $472,000 or 9.9% of revenue for the same period in 2011. The decrease in gross margin in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was due to year-to-date impact of imposed tariffs on Chinese modules and lower average selling prices, partially offset by a decline in panel and component costs. Excluding the tariff expense of $86,000, gross profit would have been $295,000 or 8.1% of revenue.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2012 were $1.1 million, or 30.0% of net revenue as compared to $1.0 million, or 22.0% of net revenue during the same period of the prior year. The increase in sales and marketing expense for the six months ended June 30, 2012, is primarily due to an increase in Westinghouse licensing fees of $125,000, offset by lower expenditures for advertising and trade shows of $80,000, travel of $37,000 and payroll and commission costs of $9,000.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2012 were $3.7 million, or 102.6% of net revenue as compared to $3.1 million, or 66.1% of net revenue during the same period of the prior year. The increase in general and administrative expense for the six months ended June 30, 2012 was due primarily to increases in legal fees of $813,000 and professional fees of $299,000, related to the pending CBD merger transaction and recently settled patent litigation, and due to higher insurance costs of $59,000 and tax consulting costs of $26,000, partially offset by lower payroll costs of $372,000.

Interest, net

During the six months ended June 30, 2012, net interest expense was approximately $35,000 compared with net interest expense of $58,000 for the same period in 2011.

Adjustment to the fair value of common stock warrants

During the six months ended June 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $427,000 in our condensed consolidated statements of operations. The fair value of the warrants is lower now primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the six months ended June 30, 2011, we recorded mark-to-market adjustments resulting in a $1.1 million unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the six months ended June 30, 2012 and June 30, 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the six months ended June 30, 2012 was $5.1 million, or $0.29 per share, compared to a net loss from continuing operations of $2.6 million, or $0.23 per share, for the six months ended June 30, 2011. For the six months ended June 30, 2012, the net loss includes an unfavorable non-cash adjustment to the fair value of common stock warrants of $427,000 compared with a favorable non-cash adjustment to the fair value of the common stock warrants of $1.1 million for the six months ended June 30, 2011. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the six months ended June 30, 2012 was $4.6 million, or $0.26 per share, compared to a net loss of $3.8 million, or $0.41 per share, for the same period in 2011.

Gain (loss) from discontinued operations

During the six months ended June 30, 2012, we recorded a $23,000 net gain from the discontinuance of our installation business segment, compared with a gain of $4,000 during the same period in 2011.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the six months ended June 30, 2012 and for each of the two years in the period ending December 31, 2011, we had incurred net losses and negative cash flows from operations. In addition, we expect to incur a net loss from operations for the year ending December 31, 2012. During recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, which contemplate a smaller operating loss, we intend to address ongoing working capital needs through cost reduction measures recently implemented and utilization of existing inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower, further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of June 30, 2012, we had approximately $193,000 in cash on hand and $656,000 available under our credit facility. As an additional source of capital, outstanding warrants provide the possibility for us to receive additional proceeds upon exercise, depending on market conditions. Also under the Merger Agreement we entered into with CBD, we are required to raise sufficient equity capital, with the cooperation and support of CBD to meet our liquidity and working capital requirements. In addition, prior to closing of the merger, CBD has agreed to provide capital funding support to us if necessary, and subject to conditions and limitations as provided in the Merger Agreement. We are seeking potential investors to obtain additional funding, and have engaged an investment banker to facilitate these efforts.

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

Our Line of Credit

On February 15, 2011, we entered into the 2011 Credit Facility with Bridge Bank to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of June 30, 2012, there was $94,000 borrowed under the 2011 Credit Facility.

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

As a result of the December 30, 2011 security sale, the conversion price of the Series B Preferred was further reduced from $0.80 per share of common stock to $0.60 per share of common stock, and (ii) the exercise price of the Series K Warrants was further reduced from $0.80 to $0.60 per share. As of June 30, 2012, there were 2,273 shares of Series B Preferred outstanding. After adjustment to the conversion price as a result of the December 30, 2011 securities purchase agreement, the outstanding Series B Preferred is convertible into 3,409,029 shares of common stock.

On March 30, 2012, we entered into an amendment with the outstanding Series K warrants (Series K Amendment) removing the provision for any future price adjustment to the exercise price. On March 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 3.0 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants decreased to $481,000 as of March 30, 2012 and we recognized a $425,000 unfavorable non-cash adjustment from the change in fair value of these warrants during the six months ended June 30, 2012. As a result of the March 30, 2012 Series K Amendment the fair value of the warrants of $481,000 was reclassified from warrant liability to equity.

On March 30, 2012, pursuant to a March 25, 2011 supply agreement with Light Way Green New Energy Co., Ltd (Lightway), we issued 1,900,000 share of our common stock to Lightway. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of June 30, 2012, we had approximately $193,000 in cash and cash equivalents. As of June 30, 2012 we also had approximately $656,000 in additional borrowing capacity available under our 2011 Credit Facility with Bridge Bank.

Cash used in operating activities was approximately $1.2 million for the six months ended June 30, 2012. Excluding non-cash items of $427,000 of unrealized loss on the fair value adjustment of common stock warrants and stock-based compensation expense of $440,000, cash used in operating activities was primarily due to a $603,000 increase in other assets and a $280,000 decrease in accounts payable, offset by a $1.9 million decrease in inventory, a $504,000 decrease in prepaid expenses and other current assets and a $421,000 decrease in accounts receivable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts. Cash used in operating activities was approximately $1.4 million for the six months ended June 30, 2011. Excluding non-cash items of $1.1 million of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $606,000, cash used in operating activities was primarily from a $336,000 increase in accounts receivable and a $280,000 decrease in liabilities of discontinued operations, more than offset by a $1.3 million decrease in inventory, an increase of $697,000 in accounts payable and a decrease of $366,000 in assets of discontinued operations. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

During the six months ended June 30, 2012, there was no cash provided by or used in investing activities. Cash provided by investing activities was $179,000 for the six months ended June 30, 2011, primarily due to $189,000 in proceeds from disposal of property and equipment from discontinued operations, partially offset by $29,000 in acquisitions of property and equipment.

Cash provided by financing activities was approximately $32,000 for the six months ended June 30, 2012. During the six months ended June 30, 2012, we received proceeds of $283,000 from the exercise of warrants and $94,000 from borrowing on our line of 2011 Credit Facility, partially offset by the repayment of notes payable and $92,000 on our line of credit. Cash provided by financing activities was approximately $3.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we received proceeds of $3.1 million from the issuance of common stock, net of $522,000 in fees.

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 12.5 years as of June 30, 2012, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Interest Rate Risk

As of June 30, 2012, there was $94,000 borrowed under our Bridge Bank 2011 Credit Facility. Interest under the 2011 Credit Facility accrues at the rate of the Bridge Bank Prime rate plus a margin of 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended June 30, 2012.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

We have been involved in various patent litigation with Zep Solar, Inc. (“Zep”) and other parties, including (1) an action we filed on October 22, 2009 against Zep and several other defendants in the United States District Court for the Northern District of California, San Francisco Division for infringement of U.S. Patent No. 7,406,800 (the “’800 District Court Action”), (2) an action Zep and Trina Solar filed on August 2, 2011 against us in the United States District Court for the Northern District of California, San Francisco Division for declaratory judgment of non-infringement of U.S. Patent No. 7,987,641 issued to our subsidiary Andalay Solar on August 2, 2011 (the “’641 District Court Action”), (3) an action we filed with the United States International Trade Commission (“ITC”) on October 4, 2011 accusing Zep and Canadian Solar of infringing the ’800 patent and the ’641 patent (the “ITC Action”), and (4) an action Zep filed against us and other defendants in the United States District Court for the Northern District of California, San Francisco Division alleging that the our products infringe U.S. Patent No. 7,952,537 (the “’537 District Court Action”).

On May 25, 2012, we and Zep entered into a final and comprehensive settlement of their legal disputes, resulting in the expected dismissal of the ITC Action and all three actions pending in the United States District Court for the Northern District of California.  The specific terms of the global settlement are confidential.  The settlement extends to all customers, suppliers, licensees and business partners of both Zep and us who were named in one or more of the proceedings.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products to us and did not receive full payment by us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. As of June 30, 2012, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $989,771.

On June 7, 2012, Barry Cinnamon, the former chief executive officer of the Company, filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration, at its office in San Francisco California, alleging that Mr. Cinnamon’s termination of employment on May 8, 2012 constituted a violation of the whistleblower protections of the Sarbanes-Oxley Act of 2002.  In his complaint, Mr. Cinnamon requests that the Secretary of Labor institute an investigation of alleged retaliation against Mr. Cinnamon by us and our board of directors. The complaint also indicates that Mr. Cinnamon has a variety of state law claims, which he intends to pursue in court.  We have not been notified that any other proceedings have been filed by Mr. Cinnamon as of August 10, 2012.  We have responded to the initial complaint, disagreeing with Mr. Cinnamon’s characterization of events.  We believe that the complaint and claims by Mr. Cinnamon are without merit, and we intend to defend ourselves in any proceedings brought by Mr. Cinnamon.

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

The U.S. Government imposed tariffs on solar panels manufactured in China causing the prices we pay for solar panels to increase. This could cause customer demand for our products to decrease.

A group of solar panel manufacturers with domestic U.S. production facilities requested the U.S. Government to impose tariffs on the import of solar panels manufactured in China, based on allegations of unfair competition and of subsidization of prices for Chinese-made solar panels by the Chinese Government. In March 2012, the United States Commerce Department issued a preliminary decision imposing tariffs between 2.9% and 4.73%. On May 2012, a further decision by the Commerce Department was issued providing for a provisional tariff averaging 31% on 61 Chinese manufacturers caused by “dumping” solar panels into the U.S. market at prices below their actual cost. It is uncertain whether the tariff rates will be increased following the foregoing decisions by the Commerce Department, but tariff rates as high as 100% have been suggested. Given the large current market share of solar panels manufactured in China, the imposition of these tariffs will have far reaching, industry-wide effects, and will likely be disruptive to many established supply relationships. In fact, the imposition of these tariffs will likely cause prices for solar power systems in the United States to increase, possibly significantly, and result in reduced market demand for the purchase of solar power systems.

Our current solar panel suppliers, Suntech and Lightway, both manufacture panels for us in China. As a result, the solar panel tariffs were imposed in two parts: (i) a countervailing duty imposed of 2.9% for Suntech modules and 3.59% for Lightway modules received subsequent to December 23, 2011 and (ii) an anti-dumping duty imposed of 31.22% for Suntech modules and 31.18% for Lightway modules received subsequent to May 17, 2012.  We expect that the increase in our product prices will harm our competitive position in selling our products, and could adversely affect our results of operations.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the six months ended June 20, 2012, two customers have accounted for a significant portion of our revenues:, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets and Lennar Corporation (Lennar), a leading national homebuilder. As of August 10, 2012, Lennar had ordered solar power systems from us for installation on 234 new homes, which was below the 600 home order commitment volume. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We currently purchase all of the microinverters used in our AC solar panels from Enphase. Although we had an adequate amount of inventory on hand as of June 30, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, and alternative suppliers for microinverters, on comparable terms, the sudden loss of any of our current primary component supply relationships could cause a delay in manufacturing and be disruptive to our operations.

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

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. Although we had an adequate amount of inventory on hand as of June 30, 2012, and although we believe we could find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute. We currently do not have any unshipped orders for solar panel product pending with Suntech. We have pending and planned orders for additional shipments of product from Lightway. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in canalled orders.

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

Our technology is relatively new and has not been tested in installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with products or their underlying components that are unexpected and could have a material adverse effect on our business or results of operations. We have been issued several U.S. and foreign patents that cover our Andalay solar panel technology. We have several other pending patent applications covering Andalay technology. Ultimately, we may not be able to realize the benefits from any patent that is issued.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for June 30, 2012 and December 31, 2011, a liability of approximately $1.1 million, to cover these warranty obligations. That amount is intended to cover both the WS Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. On May 7, 2012, Margaret Randazzo, our Chief Financial Officer, was named our interim Chief Executive Officer, and while we intend to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations. On May 7, 2012, our founder and former CEO, Barry Cinnamon, left the Company, and his departure may negatively affect our future business and relationships with our suppliers, customers, investors and others.

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

On April 4, 2012, we received notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that we had not regained compliance with the minimum bid price requirement for continued listing, as set forth in Listing Rule 5550(a)(2), and that as a result our common stock was subject to delisting from The NASDAQ Capital Market. We requested a hearing before a NASDAQ Hearings Panel (the “Panel”) to review the listing determination and to request that the Panel grant us additional time to regain compliance. The hearing was held on May 24, 2012.

On June 19, 2012, we received a letter from The NASDAQ Stock Market notifying us that the Panel granted our request for continued listing of our common stock on the NASDAQ Stock Market, subject to certain conditions including the closing of the merger transaction with CBD on or before October 1, 2012. Should events occur or information come to light that call into question whether the proposed merger will close by that date or whether CBD will qualify for listing on the NASDAQ Stock Market, we are to inform the Panel, which may determine at that time to delist our shares if we are not fully in compliance with the requirements for listing. We are required to provide prompt notification to NASDAQ of any significant events during the exception period, including any events that may call into question our historical financial information or that may impact our ability to maintain compliance with any NASDAQ listing requirement or exception deadline. Prior to the completion of the merger transaction, we and CBD must hold meetings of our respective stockholders, and to solicit the vote of our stockholders, we and CBD must file with the SEC a registration statement/proxy statement with respect to the proposed transaction and the CBD common shares that are issuable to our stockholders in the proposed merger.  We do not control the timing of the filing, or of the potential review by the SEC.  As an alternative to completion of the merger transaction with CBD prior to October 1, 2012, we may seek to obtain additional stockholder equity and to implement a reverse stock split, however we have no assurance that such measures will be successful or will result in our continued listing on Nasdaq.  October 1, 2012 is the last day of the maximum exception period that the Panel could authorize for us to regain compliance with the listing criteria.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of August 10, 2012, we had 19,148,083 shares of common stock outstanding (which includes 270,475 unvested shares of restricted stock granted to our Board of Directors and our employees), 2,273 shares of Series B Preferred Stock that are convertible into 3,409,029 shares of common stock and we had warrants to purchase 3,633,794 shares of common stock and options to purchase 704,869 shares of common stock outstanding.

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

2.1
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

3.6
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (“the “Certificate of Designation”), as filed on February 17, 2011 (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on August 17, 2011).

3.7		Certificate of Amendment to the Certificate of Designation of (incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K, filed on August 24, 2011).

10.1	*‡	Employment Agreement, dated as of May 7, 2012, between the Company and Margaret R. Randazzo.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	‡	Management contract or compensatory plan or arrangement.

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

Dated: August 14, 2012	/s/ Margaret R. Randazzo
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

3.6
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (“the “Certificate of Designation”), as filed on February 17, 2011 (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on August 17, 2011).

3.7		Certificate of Amendment to the Certificate of Designation of (incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K, filed on August 24, 2011).

10.1	*‡	Employment Agreement, dated as of May 7, 2012, between the Company and Margaret R. Randazzo.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	‡	Management contract or compensatory plan or arrangement.

	†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.