Form 10-Q
period 2012-09-30
Westinghouse Solar, Inc.
filed 2012-10-31
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, 21,908,445 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2012 (unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$56,274	$1,346,777
Accounts receivable, net	309,898	1,096,580
Other receivables	67,474	469,469
Inventory, net	1,663,700	4,172,809
Prepaid expenses and other current assets, net	495,856	978,709
Assets of discontinued operations	11,254	87,455
Assets held for sale – discontinued operations	15,570	18,293
Total current assets	2,620,026	8,170,092
Property and equipment, net	76,373	196,718
Other assets, net	1,552,780	955,570
Assets of discontinued operations – long-term	200,000	209,913
Total assets	$4,449,179	$9,532,293

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,272,749	$3,865,039
Accrued liabilities	867,656	428,813
Accrued warranty	322,972	217,812
Common stock warrant liability	1,150	317,490
Credit facility	52,793	92,266
Capital lease obligations – current portion	4,512	4,699
Note payable – current portion	—	283,252
Liabilities of discontinued operations – short-term	1,085,959	1,308,820
Total current liabilities	5,607,791	6,518,191

Capital lease obligations, less current portion	1,398	4,713
Long-term liabilities of discontinued operations	—	10,200
Total liabilities	5,609,189	6,533,104

Commitments, contingencies and subsequent events (Notes 17 and 18)

Stockholders’ (deficit) equity:
Convertible redeemable preferred stock, $0.001 par value, 1,000,000 shares authorized; 2,263 shares issued and outstanding on September 30, 2012 and December 31, 2011	747,872	751,223
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,432,690 and 16,040,581 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (Note 1)	21,433	16,041
Additional paid-in capital	75,926,613	72,683,781
Accumulated deficit	(77,855,928)	(70,451,856)
Total stockholders’ (deficit) equity	(1,160,010)	2,999,189
Total liabilities and stockholders’ (deficit) equity	$4,449,179	$9,532,293

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$838,446	$3,373,692	$4,469,997	$8,125,783
Cost of goods sold	1,063,538	3,090,257	4,486,541	7,370,662
Gross (loss) profit	(225,092)	283,435	(16,544)	755,121
Operating expenses
Sales and marketing	536,463	560,034	1,627,166	1,606,465
General and administrative	1,458,468	1,325,166	5,185,762	4,468,380
Total operating expenses	1,994,931	1,885,200	6,812,928	6,074,845
Loss from continuing operations	(2,220,023)	(1,601,765)	(6,829,472)	(5,319,724)
Other income (expense)
Interest (expense) income, net	(36,433)	49,869	(71,219)	(7,980)
Adjustment to the fair value of common stock warrants	8,972	849,121	(417,668)	1,980,110
Total other (expense) income	(27,461)	898,990	(488,887)	1,972,130
Loss before provision for income taxes and discontinued operations	(2,247,484)	(702,775)	(7,318,359)	(3,347,594)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(2,247,484)	(702,775)	(7,318,359)	(3,347,594)
Net income (loss) from discontinued operations, net of tax (Note 3)	8,932	(42,138)	31,905	(38,570)
Net loss	(2,238,552)	(744,913)	(7,286,454)	(3,386,164)
Preferred stock dividend	(75,331)	(77,788)	(117,618)	(77,788)
Preferred deemed dividend	—	—	—	(975,460)
Net loss attributable to common stockholders	$(2,313,883)	$(822,701)	$(7,404,072)	$(4,439,412)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.11)	$(0.06)	$(0.40)	$(0.37)

Weighted average shares used in computing loss per common share: (basic and diluted)	19,883,887	12,611,868	18,168,851	11,791,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited)

	Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at January 1, 2012	2,273	$751,223	16,040,581	$16,041	$72,683,781	$(70,451,856)	$2,999,189
Issuance of common stock pursuant to a securities purchase agreement	—	—	2,000,000	2,000	498,000	—	500,000
Issuance of common stock for supply agreement	—	—	2,110,647	2,110	1,140,690	—	1,142,800
Preferred stock dividends paid in common stock	—	—	403,341	404	117,214	(117,618)	—
Conversion of convertible redeemable preferred stock to common stock	(10)	(3,351)	36,000	36	3,315	—	—
Reclassify fair value of common stock warrant liability upon exercise and modification	—	—	—	—	734,007	—	734,007
Exercise of warrants for common stock	—	—	472,222	472	282,862	—	283,334
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	369,899	370	(12,904)	—	(12,534)
Stock-based compensation expense	—	—	—	—	570,402	—	570,402
Placement agent and registration fees and other direct costs	—	—	—	—	(90,754)	—	(90,754)
Net loss	—	—	—	—	—	(7,286,454)	(7,286,454)
Balance at September 30, 2012	2,263	$747,872	21,432,690	$21,433	$75,926,613	$(77,855,928)	$(1,160,010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(7,286,454)	$(3,386,164)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	120,345	154,623
Amortization of patents	39,844	4,720
Bad debt expense	476,258	10,000
Inventory revaluation	271,269	—
Unrealized gain (loss) on fair value adjustment of common stock warrants	417,668	(1,980,110)
Non-cash stock-based compensation expense	570,402	842,216
Loss on assets held for sale	—	10,840
Changes in assets and liabilities:
Accounts receivable	710,603	(141,673)
Other receivables	1,816	(460,550)
Inventory	2,335,640	1,015,452
Prepaid expenses and other current assets	482,851	(63,242)
Assets of discontinued operations – short term	76,203	519,252
Assets held for sale	2,723	36,504
Other assets	(637,054)	(344,700)
Assets of discontinued operations – long-term	9,913	(188,189)
Accounts payable	452,710	1,321,324
Accrued liabilities and accrued warranty	544,003	(22,942)
Liabilities of discontinued operations	(233,061)	(330,650)
Net cash used in operating activities	(1,644,321)	(3,003,289)
Cash flows from investing activities
Acquisition of property and equipment	—	(51,417)
Proceeds from disposal of property and equipment	—	18,800
Proceeds from disposal of property and equipment from discontinued operations	—	234,692
Net cash provided by investing activities	—	202,075
Cash flows from financing activities
Repayment of notes payable	(283,252)	(136,816)
Repayment (borrowing) on line of credit	(39,473)	(540,250)
Repayments on capital lease obligations	(3,502)	(2,305)
Repayments on capital lease obligations from discontinued operations	—	(5,910)
Restricted cash	—	540,250
Proceeds from stock offering	—	3,600,000
Proceeds from securities purchase agreement	500,000	1,400,000
Proceeds from exercise of warrants	283,334	—
Payment of placement agent and registration fees and other direct costs	(90,754)	(674,458)
Employee taxes paid for vesting of restricted stock	(12,535)	(24,048)
Net cash provided by financing activities	353,818	4,156,463
Net (decrease) increase in cash and cash equivalents	(1,290,503)	1,355,249
Cash and cash equivalents
Beginning of period	1,346,777	596,046
End of period	$56,274	$1,951,295

	Nine Months Ended September 30,
	2012	2011
Supplemental cash flows disclosures:
Cash paid during the period for interest	$20,812	$16,328
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$—	$2,713,550
Conversion of preferred stock to common stock	$3,351	$—
Conversion of common stock warrant liability upon exercise of warrants	$252,765	$—
Common stock warrant liability issued in connection with agency placement fee	$—	$89,010
Reclassification of common stock liability upon modification of warrants	$481,242	$—
Preferred deemed dividend	$—	$975,460
Preferred stock dividends paid in common stock	$117,618	$77,788
Stock issued in satisfaction of accounts payable to investor supplier	$1,045,000	$—
Stock issued to procure inventory	$97,800	$51,158
Property and equipment acquired through capital lease	$—	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2011 and 2010 appearing in our Form 10-K. The September 30, 2012 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST.”

At the Annual Meeting of Stockholders held on March 31, 2011, our stockholders approved an amendment to our Certificate of Incorporation to formally change the name of the company from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.”. The name change became effective on April 6, 2011.

On May 7, 2012, we entered into an Agreement and Plan of Merger, as amended from time to time (the “Merger Agreement”), with CBD Energy Limited, an Australian corporation (“CBD”), and CBD-WS Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of CBD (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company to be the surviving corporation and a wholly-owned subsidiary of CBD (the “Merger”).

Under the Merger Agreement, our stockholders would receive shares of CBD in exchange for their shares. Our common stockholders are to receive approximately 3.7 CBD common shares for each common share held and our preferred stockholders will receive CBD preferred shares which will be convertible into CBD common shares. On an as-converted basis, the holders of our common stock and holders of our Series B preferred stock would collectively hold approximately 15% of the outstanding CBD common shares, calculated as if the Merger was consummated on the signing date. The Merger will not qualify as a “tax free reorganization” for U.S. federal income tax purposes. CBD has applied for listing on the Nasdaq Stock Market, with listing to be effective on or before consummation of the Merger. Completion of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of our outstanding common stock, (ii) the Securities and Exchange Commission (the “SEC”) has declared effective a Registration Statement registering the CBD common shares under the Securities Act of 1933, as amended, (iii) the approval and adoption by the holders of outstanding CBD common shares of the Merger Agreement and the issuance of additional CBD common shares as consideration in the Merger, and (iv) the approval by the Australian Securities Exchange (the “ASX”) and the holders of outstanding CBD common shares of the delisting of the CBD common shares from the ASX. In conjunction with the execution of the Merger Agreement, the holders of a majority of our outstanding Company Series B preferred stock entered into a Waiver and Agreement in substantially the form attached as Exhibit D to the Merger Agreement (and included in Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2012).

On August 17, 2012, we received written notification from the Listing Qualifications Department of the NASDAQ Stock Market (“NASDAQ”) indicating that we failed to comply with the minimum stockholders’ equity requirement of $2,500,000 for continued listing on the NASDAQ Capital Market set forth in NASDAQ Listing Rule 5550(b)(1). On September 6, 2012, our shares began trading on the OTCQB Marketplace under the symbol “WEST.”

Our Corporate headquarters is located at 1475 S. Bascom Ave., Campbell, CA 95008. Our telephone number is (408) 402-9400. Additional information about Westinghouse Solar is available on our website at http://www.westinghousesolar.com. The information on our web site is not incorporated herein by reference.

2. Significant Accounting Policies

Liquidity and Financial Position

For the nine months ending September 30, 2012, and for each of the two years in the period ending December 31, 2011, we have incurred net losses and negative cash flows from operations. As of September 30, 2012, our stockholders’ equity is a deficit of approximately $1.2 million. In addition, we expect to incur a net loss from operations for our year ending December 31, 2012. During recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, we are addressing or intend to address ongoing working capital needs through cost reduction measures recently implemented and utilization of existing inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower than anticipated, further staffing reductions and expense cuts could occur.

As of September 30, 2012, we had approximately $56,000 in cash on hand and $697,000 available under our credit facility. As an additional source of capital, outstanding warrants provide the possibility to receive additional proceeds upon exercise, depending on market conditions (See “Stock Warrants and Warrant Liability”). During the three months ending March 31, 2012, warrants to purchase 472,222 shares of common stock with an exercise price of $0.60 per share were exercised, resulting in approximately $283,000 in proceeds. On October 18, 2012, we closed a financing resulting in initial proceeds of $750,000 under a securities purchase agreement that allows us to obtain up to an additional $495,000 of proceeds through subsequent “draw-downs” through December 31, 2012. (See Note 18 “Subsequent Events”).

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations and our deficit in stockholders’ equity raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. We believe our current cash balance, projected financial results and the amounts that should be available through debt and equity financing provide sufficient resources and operating flexibility through at least the next 12 months, however, there can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $323,000 at September 30, 2012 and $218,000 at December 31, 2011, is included within “Accrued warranty” in the accompanying condensed consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	September 30, 2012 (Unaudited)	December 31, 2011
Beginning accrued warranty balance (January 1)	$217,812	$51,860
Reduction for labor payments and claims made under the warranty	(1,535)	—
Accruals related to warranties issued during the period	106,695	165,952
Ending accrued warranty balance	$322,972	$217,812

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.1 million at September 30, 2012 and December 31, 2011 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 12.25 years as of September 30, 2012, is reasonable. As a result of the settlement of various legal disputes with Zep Solar, Inc., (Zep) (see “Commitments and Contingencies”) during the quarter ended September 30, 2012, we reclassified approximately $1.3 million in legal costs from other long-term assets to patents, both included in "other assets, net" in the accompanying balance sheets, which is being amortized over 12.25 years. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Common Stock Warrant Liabilities

In March 2009 and February 2011, we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the March 2009 warrant agreements include a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. Under the Financial Accounting Standards Board (“FASB”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we classified these warrants as liabilities and we record mark-to-market adjustments to reflect the fair value at each period-end. On March 30, 2012, the February 2011 warrants were amended to remove any future price adjustment to the exercise price. (See “Stock Warrants” relating to the accounting treatment of the Series E and K warrants).

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

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. During the nine months ended September 30, 2012, we recorded a gain from discontinued operations of approximately $32,000 compared to a loss from discontinued operations of approximately $39,000 during the nine months ended September 30, 2011. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, and consist of the following:

Assets of discontinued operations:	September 30, 2012 (unaudited)	December 31, 2011
Accounts receivable and other receivables	$1,340	$41,762
Prepaid expenses and other current assets	—	34,415
Other assets	9,914	11,278
Total current assets of discontinued operations	11,254	87,455
Security deposits on operating leases	—	9,913
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$211,254	$297,368

Liabilities of discontinued operations:	September 30, 2012 (unaudited)	December 31, 2011
Accrued liabilities	$20,034	$124,751
Accrued warranty	1,065,925	1,133,549
Deferred revenue	—	50,520
Total current liabilities	1,085,959	1,308,820

Other long-term liabilities	—	10,200
Total discontinued operations liabilities	$1,085,959	$1,319,020

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

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying condensed consolidated balance sheets at September 30, 2012 and December 31, 2011, which consists of inventory of solar inverters of approximately $16,000 and $18,000, respectively.

4. Accounts Receivable

Accounts receivable consists of the following:
	September 30, 2012 (Unaudited)	December 31, 2011
Trade accounts	$427,346	$1,230,895
Less: Allowance for bad debts	(103,750)	(39,000)
Less: Allowance for returns	(13,698)	(95,315)
	$309,898	$1,096,580

The following table summarizes the allowance for doubtful accounts as of September 30, 2012 and December 31, 2011:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Nine months ended September 30, 2012	$39,000	$102,000	$(37,250)	$103,750
Year ended December 31, 2011	$5,000	$34,000	$—	$39,000

5. Inventory

Our inventory, which consists entirely of finished goods inventory, was approximately $1.7 million and $4.2 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, there was approximately $0 and $75,000, respectively, capitalized in inventory related to the restricted stock grant for a supply agreement with Light Way Green New Energy Co., Ltd, (Lightway) and approximately $3,000 and $12,000, respectively, related to rent, depreciation and salary costs.

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	September 30, 2012 (Unaudited)	December 31, 2011
Office equipment	$573,852	$573,852
Leasehold improvements	148,759	148,759
Vehicles	17,992	17,992
	740,603	740,603
Less: Accumulated depreciation and amortization	(664,230)	(543,885)
	$76,373	$196,718

Depreciation expense for the three months ended September 30, 2012 and 2011 was approximately $40,000 and $46,000, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense was approximately $120,000 and $155,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	September 30, 2012 (Unaudited)	December 31, 2011
Accrued salaries, wages, benefits and bonus	$61,719	$92,692
Accrued accounting and legal fees	343,146	138,233
Allowance for returns	—	20,081
Customer deposit payable	40,945	13,819
Accrued tariff	21,625	—
Royalty payable	315,000	125,000
Accrued interest	60,426	—
Other accrued liabilities	24,795	38,988
	$867,656	$428,813

8. Credit Facility

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of September 30, 2012 and December 31, 2011, there was approximately $53,000 and $92,000, respectively, borrowed under the 2011 Credit Facility.

9. Stockholders’ Equity

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. See “Convertible Redeemable Preferred Stock and Preferred Deemed Dividend” for a discussion of the sale of units.

On March 25, 2011, we entered into a Supply Agreement (the “Lightway Supply Agreement”) with Light Way Green New Energy Co., Ltd (Lightway). Lightway is a vertically integrated manufacturer of polycrystalline silicon wafers, solar cells and solar modules. Lightway is a supplier for our proprietary Westinghouse solar panels. In consideration of the new contract manufacturing arrangement, we agreed to issue to Lightway shares of our common stock with a market value of $520,000, based on the closing share price of our common stock on the date of the first shipment of products by Lightway. On July 31, 2011, in conjunction with their first shipment, we issued Lightway 361,111 unvested shares of our common stock. The shares vested ratably on a monthly basis over a one year period beginning August 31, 2011 and, as of September 30, 2012, all shares have vested.

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

On March 30, 2012, we entered into an amendment to the outstanding Series K warrants which removed the provision for any future price adjustment to the exercise price. See “Stock Warrants and Warrant Liability” for a discussion on the accounting treatment of these warrants.

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

On August 14, 2012, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 2,000,000 shares of our common stock at a price of $0.25 per share.  The aggregate purchase price was $500,000. As a result of the August 14, 2012 sale, the conversion price of the Series B Preferred was further reduced to $0.25 per share of common stock. There are currently 2,263 shares of Series B Preferred that remain outstanding. After adjustment to the conversion price, the outstanding Series B Preferred would be convertible into 8,145,670 shares of common stock. Because we have previously recognized the full amount of proceeds allocated to the preferred stock as a preferred deemed dividend, there was no further accounting implication to this adjustment.

See Note 18 “Subsequent Events” for a discussion of an additional equity financing and further reduction of the conversion price of the Series B Preferred.

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants were not exercisable for six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of September 30, 2012, 1,737 shares of preferred stock had been converted into 927,601 shares of common stock.

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

As a result of our December 30, 2011 stock sale to CBD, the conversion price of the Series B Preferred was reduced to $0.60 per share of common stock. As a result of our August 14, 2012 stock sale, the conversion price of the Series B Preferred was further reduced to $0.25 per share of common stock. The maximum intrinsic value of the beneficial conversion feature was previously recorded on the date of issuance for the Series B Preferred and, consequently, no additional preferred deemed dividend was recorded as a result of the reduction in the conversion price of the Series B Preferred.

See Note 12 “Stock Warrants and Warrant Liability” for a discussion of the accounting treatment of the stock warrant transactions described above. See Note 18 “Subsequent Events” for a discussion of an additional amendment to our Series B Certificate of Designation and the creation of a new series of Preferred Stock, and an additional equity financing and further reduction of the conversion price of the Series B Preferred.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Westinghouse Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 1,679,897 shares available for issuance under the Stock Plan as of September 30, 2012.

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on restricted stock granted to employees generally expires at a rate of one-fourth per year over four years, unless decided otherwise by our Compensation Committee. Options to purchase common stock granted to employees generally vest and become exercisable as to one-third of the total amount of shares subject to the option on each of the first, second and third anniversaries from the date of grant. The restriction period on restricted stock granted to non-employee directors generally expires at a rate of one-fourth per quarter over one year. Options to purchase common stock granted to non-employee directors generally vest and become exercisable as to one-fourth of the total amount of shares subject to the option each quarter from the date of grant. Options to purchase common stock for employees and non-employee directors generally have a 5-year term.

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

We recognized stock-based compensation expense of approximately $130,000 and $236,000 during the three months ended September 30, 2012 and 2011, respectively, and approximately $570,000 and $842,000 during the nine months ended September 30, 2012 and 2011, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2012:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2012	289,795	$1.92
Granted	551,839	$0.48
Forfeited/cancelled	(131,216)	$1.68
Released/vested	(572,032)	$0.70
Outstanding and not vested at September 30, 2012	138,386	$1.47

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2012 and December 31, 2011, there was approximately $149,000 and $465,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011, was approximately $229,000 and $149,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2012 and 2011, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2012:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,077,744	$5.47
Granted	25,000	$0.40
Forfeited/cancelled/expired	(444,875)	$9.08
Exercised	—	$—
Outstanding at September 30, 2012	657,869	$2.84
Exercisable at September 30, 2012	418,372	$2.98

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the three and nine months ended September 30, 2012 and 2011 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average volatility	—	—	105.5%	103.1%
Expected dividends	—	—	0.0%	0.0%
Expected life	—	—	2.6 years	3.0 years
Weighted-average risk-free interest rate	—	—	0.4%	1.2%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.24 for the stock options to purchase 25,000 shares of common stock granted during the nine months ended September 30, 2012. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of September 30, 2012 and December 31, 2011, was 3.1 years and 3.2 years, respectively. The total estimated fair value of stock options vested during the three and nine months ended September 30, 2012 was approximately $41,000 and $371,000, respectively. The aggregate intrinsic value of stock options outstanding as of September 30, 2012 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2012 and December 31, 2011, there was approximately $127,000 and $520,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of approximately 1.1 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2012, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

On February 17, 2011, we entered into a securities purchase agreement and issued Series K Warrants to purchase up to 1,700,002 shares of common stock at an exercise price of $2.40 per share, which warrants are not exercisable until six months after issuance and have a term of five and one-half years. The fair value of the warrants was estimated using Black-Scholes with the following weighted-average assumptions:  risk-free interest rate of 1.4%, an expected life of 4.1 years; an expected volatility factor of 103.2% and a dividend yield of 0.0%. The estimated value of these warrants was approximately $2.6 million, of which $2.6 million was reflected as common stock warrant liability with an offset to preferred stock as of the offering close date. As a result of the August 16, 2011 security sale, the exercise price of the Series K warrants was reduced from $2.40 to $1.01; as a result of the September 28, 2011 security sale, the exercise price of the Series K warrants was further reduced from $1.01 to $0.80. The estimated value assigned to the reduction in exercise price was $270,000 and $50,000, respectively, on August 16, 2011 and September 28, 2011, and we recognized a non-cash charge from the change in the fair value of the warrants. During the nine months ended September 30, 2012, 472,222 Series K Warrants were exercised at a price of $0.60 per share and total proceeds of approximately $283,000. As a result of the exercise, we recognized approximately $253,000 in the change in the estimated value assigned to the warrants as an increase to equity and a decrease to the warrant liability. On March 30, 2012, we entered into an Amendment to Securities Purchase Agreement with the holders of the remaining Series K warrants (Series K Amendment) reducing the exercise price to $0.40 and removing provisions for any future price adjustment to the exercise price. On March 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 3.0 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants increased to approximately $481,000 as of March 30, 2012 and we recognized a $425,000 unfavorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2012. On March 30, 2012, as a result of the Series K Amendment, the fair value of the warrants of approximately $481,000 was reclassified from warrant liability to equity.

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

The following table summarizes the Warrant activity for the nine months ending September 30, 2012:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	4,106,016	$3.57
Issued	—	$—
Exercised	(472,222)	$0.60
Cancelled/expired	—	$—
Outstanding at September 30, 2012	3,633,794	$3.89

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Numerator:
Net loss	$(2,238,552)	$(744,913)	$(7,286,454)	$(3,386,164)
Less: Net loss allocated to participating securities	32,415	10,121	144,349	50,464
Net loss attributable to stockholders	(2,206,137)	(734,792)	(7,142,105)	(3,335,700)
Preferred stock dividend	(75,331)	(77,788)	(117,618)	(77,788)
Preferred deemed dividend	—	—	—	(975,460)
	$(2,281,468)	$(812,580)	$(7,259,723)	$(4,388,948)
Denominator:
Weighted-average shares outstanding	20,176,051	12,785,581	18,536,062	11,970,112
Weighted-average unvested restricted shares outstanding	(292,164)	(173,713)	(367,211)	(178,390)
Denominator for basic net loss per share	19,883,887	12,611,868	18,168,851	11,791,722

Basic net loss per share attributable to common stockholders	$(0.11)	$(0.06)	$(0.40)	$(0.37)

Diluted:
Numerator:
Net loss	$(2,238,552)	$(744,913)	$(7,286,454)	$(3,386,164)
Less: Net loss allocated to participating securities	32,415	10,121	144,349	50,464
Net loss attributable to stockholders	(2,206,137)	(734,792)	(7,142,105)	(3,335,700)
Preferred stock dividend	(75,331)	(77,788)	(117,618)	(77,788)
Preferred deemed dividend	—	—	—	(975,460)
	$(2,281,468)	$(812,580)	$(7,259,723)	$(4,388,948)
Denominator:
Denominator for basic calculation	19,883,887	12,611,868	18,168,851	11,791,722
Weighted-average effect of dilutive stock options	—	—	—	—
Denominator for diluted net loss per share	19,883,887	12,611,868	18,168,851	11,791,722

Diluted net loss per share attributable to common stockholders	$(0.11)	$(0.06)	$(0.40)	$(0.37)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	September 30, 2012	December 31, 2011
Stock options outstanding	657,869	1,077,744
Unvested restricted stock	131,216	289,795
Warrants to purchase common stock	3,633,794	4,106,016
Preferred stock convertible into common stock	8,145,670	3,409,029

14. Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2011, there was approximately $1.1 million in excess of the Federal Deposit Insurance Corporation (FDIC) limit of $250,000. At September 30, 2012, we did not have any deposits in excess of the FDIC limit.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three and nine months ended September 30, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the three and nine months ended September 30, 2012 and 2011, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Lennar Corporation	—	37.2%	10.3%	24.0%
Lennox International Inc.	7.9%	7.2%	33.3%	21.9%
Lowe’s Companies, Inc.	7.9%	2.2%	8.0%	6.1%

We had no receivable balance from Lennar as of September 30, 2012 or December 31, 2011. Lennox accounted for 17.4% and 23.1% of our gross accounts receivable as of September 30, 2012, and December 31, 2011, respectively. Lowe’s accounted for 1.2% and 13.9% of our gross accounts receivable as of September 30, 2012, and December 31, 2011, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 39.6% and 58.1% of materials purchased during the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, accounts payable included amounts owed to these top three vendors of approximately $1.0 million. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We have a limited amount of remaining inventory on hand as of September 30, 2012, and although we believe we can find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of September 30, 2012, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $889,771, plus accrued interest of $60,426, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

As of September 30, 2012, we had no current or unshipped orders for solar panel product pending with Suntech. Our supply relationship with Lightway was stalled. We are actively seeking and negotiating with alternative sources of supply, including CBD Energy Limited. Unless we rapidly secure alternative, cost competitive source of supply, our inventory will be depleted and our revenue could diminish significantly, causing disruption to our operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, are summarized as follows (unaudited):

Liabilities	Level 1	Level 2	Level 3	September 30, 2012
Fair value of common stock warrant liability	$—	$—	$1,150	$1,150
Accrued rent related to office closures	—	—	18,534	18,534
Total	$—	$—	$19,684	$19,684

Liabilities	Level 1	Level 2	Level 3	December 31, 2011
Fair value of common stock warrant liability	$—	$—	$317,490	$317,490
Accrued rent related to office closures	—	—	79,888	79,888
Total	$—	$—	$397,378	$397,378

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

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2012:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – July 1, 2012	$35,182	$10,123	$45,305
Total realized and unrealized gains or losses	83	(8,973)	(8,890)
Repayments	(16,731)	—	(16,731)
Transfers out of level 3 upon exercise or conversion	—	—	—
Ending balance – September 30, 2012	$18,534	$1,150	$19,684

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2012	$79,888	$317,490	$397,378
Total realized and unrealized gains or losses	305	417,667	426,945
Repayments	(61,659)	—	(61,659)
Transfers out of level 3 upon exercise or conversion	—	(734,007)	(742,980)
Ending balance – September 30, 2012	$18,534	$1,150	$19,684

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2011:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – July 1, 2011	$141,645	$1,779,224	$1,920,869
Total realized and unrealized gains or losses	169	(849,122)	(848,953)
Repayments	(34,173)	—	(34,173)
Transfers out of level 3 upon exercise or conversion	—	—	—
Ending balance – September 30, 2011	$107,641	$930,102	$1,037,743

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2011	$209,654	$285,673	$495,327
Total realized and unrealized gains or losses	508	(1,980,110)	(1,979,602)
Repayments	(102,521)	—	(102,521)
Net transfers in and/or (out) of level 3	—	2,624,539	2,624,539
Ending balance – September 30, 2011	$107,641	$930,102	$1,037,743

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and nine months ended September 30, 2012, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

As previously disclosed, our former chief executive officer, Barry Cinnamon, filed a complaint with U.S. Department of Labor, Occupational Safety and Health Administration, on June 7, 2012, requesting that the Secretary of Labor institute an investigation of alleged retaliation against Mr. Cinnamon by us and our board of directors.  On October 4, 2012, we and Mr. Cinnamon entered into a final and comprehensive settlement of this legal dispute. The costs of settlement are entirely covered by insurance.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

On October 18, 2012, we filed with the Secretary of State of the State of Delaware a Certificate of Designation creating and specifying the rights of our Series C Preferred Stock. The number of shares designated Series C Preferred Stock is 1,750 (which shall not be subject to increase without the written consent of the holders of a majority of such series of preferred stock). Each share of Series C Preferred has a par value of $0.001 per share and a stated value equal to $1,000, subject to increase under certain circumstances. Each share of Series C Preferred is convertible, at any time at the option of the holder thereof, into shares of our common stock determined by dividing the stated value per share of our Series C Preferred by the closing price per share of our common stock as reported on the OTCQB Marketplace (OTCQB) on October 18, 2012, which is $0.155. The conversion price is subject to further adjustments as set forth in the Series C Certificate of Designation.

The holders of our Series C Preferred are entitled to receive, and we are obligated to pay, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31. Dividends are payable in cash or in shares of newly issued common stock, depending on whether we have cash available for lawful payment of dividends and whether we satisfy certain conditions for the alternative to pay the dividends in shares.

Our Series C Preferred generally is non-voting, provided that our holders of Series C Preferred have rights of approval with regard to amendments to our Certificate of Incorporation or to the Certificate of Designation that would adversely affect the rights of our Series C Preferred. Our Series C Preferred provides for a number of negative covenants applicable to us, including restrictions on the amount of our indebtedness (generally, to an amount not to exceed $5 million) and related liens, and restrictions on our use of cash to redeem or to pay dividends with respect to our common stock or other junior securities. In various “triggering event” circumstances set forth in the Series C Certificate of Designation, the holders of our Series C Preferred have rights to demand the redemption of their shares, for cash or for shares of our common stock, depending on the nature of the triggering event.

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C Preferred Stock, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issued 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000.

After the initial closing, we can exercise a “put” right to sell additional Series C Preferred to the purchasers, and the agreement permits the purchasers to exercise a “call” right to purchase additional Series C Preferred from us in multiple “draw downs” from time to time until December 31, 2012.  No further draw down can be made before the fifteenth calendar day after the initial closing.  No single draw down by us can be for proceeds of more than $350,000.  Draw down sales of Series C Preferred after the initial closing are limited to an aggregate amount of $495,000, subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement.

As a result of the sale of Series C Preferred, pursuant to the terms of the outstanding Series B 4% Convertible Preferred Stock, the conversion price of the Series B Preferred was reduced to $0.155 per share of common stock to become equal to the conversion price of the Series C Preferred.  There are currently 2,263 shares of Series B Preferred that remain outstanding. After adjustment to the conversion price, the outstanding Series B Preferred would be convertible into 13,138,177 shares of common stock.

Effective October 18, 2012, we amended our Series B Certificate of Designation to reduce the “Floor Price” limitation related to the conversion rights of the Series B Preferred Stock from $0.10 to $0.01 per share.

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

On May 17, 2010, we entered into an exclusive worldwide license agreement that permits us to distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST.”

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

Under the Merger Agreement, our stockholders would receive shares of CBD in exchange for their shares. Our common stockholders are to receive approximately 3.7 CBD common shares for each common share held and our preferred stockholders will receive CBD preferred shares which will be convertible into CBD common shares. On an as-converted basis, the holders of our common stock and holders of our Series B preferred stock would collectively hold approximately 15% of the outstanding CBD common shares, calculated as if the Merger was consummated on the signing date. The Merger will not qualify as a “tax free reorganization” for U.S. federal income tax purposes. CBD has applied for listing on the Nasdaq Stock Market, with listing to be effective on or before consummation of the Merger. Completion of the Merger is subject to customary conditions, including (i) the adoption of the Merger Agreement by the required vote of the holders of our outstanding common stock, (ii) the Securities and Exchange Commission (the “SEC”) has declared effective a Registration Statement registering the CBD common shares under the Securities Act of 1933, as amended, (iii) the approval and adoption by the holders of outstanding CBD common shares of the Merger Agreement and the issuance of additional CBD common shares as consideration in the Merger, and (iv) the approval by the Australian Securities Exchange (the “ASX”) and the holders of outstanding CBD common shares of the delisting of the CBD common shares from the ASX. In conjunction with the execution of the Merger Agreement, the holders of a majority of our outstanding Company Series B preferred stock entered into a Waiver and Agreement in substantially the form attached as Exhibit D to the Merger Agreement (and included in Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2012).

Concentration of Risk in Customer and Supplier Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three and nine months ended September 30, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the three and nine months ended September 30, 2012 and 2011, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Lennar Corporation	—	37.2%	10.3%	24.0%
Lennox International Inc.	7.9%	7.2%	33.3%	21.9%
Lowe’s Companies, Inc.	7.9%	2.2%	8.0%	6.1%

We had no receivable balance from Lennar as of September 30, 2012 or December 31, 2011. Lennox accounted for 17.4% and 23.1% of our gross accounts receivable as of September 30, 2012, and December 31, 2011, respectively. Lowe’s accounted for 1.2% and 13.9% of our gross accounts receivable as of September 30, 2012, and December 31, 2011, respectively.

Over time, as we work to add additional distributors to our network and to grow our distribution business, we anticipate the relative significance to our revenue of any particular customer will decline.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 39.6% and 58.1% of materials purchased during the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, accounts payable included amounts owed to these top three vendors of approximately $1.0 million. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We have a limited amount of remaining inventory on hand as of September 30, 2012, and although we believe we can find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of September 30, 2012, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $889,771, plus accrued interest of $60,426, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended September 30,
	2012		2011
Net revenue	$838,446	100.0%	$3,373,692	100.0%
Cost of goods sold	1,063,538	126.8%	3,090,257	91.6%
Gross profit	(225,092)	(26.8)%	283,435	8.4%
Operating expenses
Sales and marketing	536,463	64.0%	560,034	16.6%
General and administrative	1,458,468	173.9%	1,325,166	39.3%
Total operating expenses	1,994,931	237.9%	1,885,200	55.9%
Loss from continuing operations	(2,220,023)	(264.8)%	(1,601,765)	(47.5)%
Other income (expense)
Interest income (expense), net	(36,433)	(4.3)%	49,869	1.5%
Adjustment to the fair value of common stock warrants	8,972	1.1%	849,121	25.2%
Total other income (expense)	(27,461)	(3.3)%	898,990	26.6%
Loss before provision for income taxes and discontinued operations	(2,247,484)	(268.1)%	(702,775)	(20.8)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(2,247,484)	(268.1)%	(702,775)	(20.8)%
Gain (loss) from discontinued operations, net of tax	8,932	1.1%	(42,138)	(1.2)%
Net loss	(2,238,552)	(267.0)%	(744,913)	(22.1)%
Preferred stock dividend	(75,331)	(9.0)%	(77,788)	(2.3)%
Preferred deemed dividend	—	0.0%	—	0.0%
Net loss attributable to common stockholders	$(2,313,883)	(276.0)%	$(822,701)	(24.4)%

Net loss per common and common equivalent share (basic and diluted)	$(0.11)		$(0.06)

Weighted average shares used in computing loss per common share: (basic and diluted)	19,883,887		12,611,868

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

Net revenue

We generate revenue from the sale of solar power systems. In the three months ended September 30, 2012, we generated $838,000 of revenue, a decrease of $2.5 million, or 75.1%, compared to $3.4 million of revenue in the three months ended September 30, 2011. The decrease in revenue was due to a decrease in sales to strategic partners, lower average selling prices, limited inventory levels during the current quarter due to supplier relationship issues and the overall soft solar market conditions following punitive tariff announcements in the U.S. related to solar modules manufactured in China. As of September 30, 2012, we had no current or unshipped orders for solar panel product pending with Suntech. Our supply relationship with Lightway was stalled. We are actively seeking and negotiating with alternative sources of supply, including CBD Energy Limited. Unless we rapidly secure alternative, cost competitive source of supply, our inventor will be depleted and our revenue could diminish significantly, causing disruption to our operations.

Cost of goods sold

Cost of goods sold as a percent of revenue during the three months ended September 30, 2012, was 126.8% of net revenue, compared to 91.6% during the three months ended September 30, 2011. Gross loss for the three months ended September 30, 2012 was $225,000, or 26.8% of revenue, compared to gross profit of $283,000 or 8.4% of revenue for the same period in 2011. During the quarter ended September 30, 2012, we recorded a $271,000 inventory write-down which represented 32.3% of revenue. This non-cash charge was an adjustment to the carrying value of our older, smaller-format solar panels and older micro-inverter inventory to reflect the decline in market prices compared to our original cost and a write-off of accumulated inventory overhead costs. The decrease in gross margin in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, was due to the inventory revaluation, higher inventory overhead allocations related to lower revenue volume, and lower average selling prices, partially offset by a decline in panel and component costs.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2012 were $536,000, or 64.0% of net revenue as compared to $560,000, or 16.6% of net revenue during the same period of the prior year. The decrease in sales and marketing expense for the three months ended September 30, 2012, reflects lower payroll and commissions of $102,000 partially offset by an increase in licensing fees we owe to Westinghouse Electric of $63,000.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2012 were $1.5 million, or 173.9% of net revenue as compared to $1.3 million, or 39.3% of net revenue during the same period of the prior year. The increase in general and administrative expense for the three months ended September 30, 2012 was due primarily to increases in bad debt expense of $374,000, legal fees of $131,000 and professional fees of $48,000, related to the pending CBD merger transaction, partially offset by lower payroll costs of $232,000. The increase in bad debt expense was driven by a $400,000 non-cash write-down of a receivable from a supplier reflected in “Other Receivables” in our Condensed Consolidated Balance Sheets.

Interest, net

During the three months ended September 30, 2012, net interest expense was approximately $36,000 compared with net interest income of $50,000 for the same period in 2011.

Adjustment to the fair value of common stock warrants

During the three months ended September 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $9,000 in our condensed consolidated statements of operations. The fair value of the warrants is lower now primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the three months ended September 30, 2011, we recorded mark-to-market adjustments resulting in an $849,000 unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the three months ended September 30, 2012 and September 30, 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the quarter ended September 30, 2012 was $2.2 million, or $0.11 per share, compared to a net loss from continuing operations of $703,000, or $0.06 per share, for the quarter ended September 30, 2011. For the quarter ended September 30, 2012, the net loss includes a favorable non-cash adjustment to the fair value of common stock warrants of $9,000 compared with a favorable non-cash adjustment to the fair value of the common stock warrants of $849,000 for the quarter ended September 30, 2011. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the quarter ended September 30, 2012 was $2.2 million, or $0.11 per share, compared to a net loss of $1.6 million, or $0.13 per share, for the same quarter of 2011.

Gain (loss) from discontinued operations

During the quarter ended September 30, 2012, we recorded a $9,000 net gain from the discontinuance of our installation business segment, compared with a loss of $42,000 during the same period in 2011.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Nine Months Ended September 30,
	2012		2011
Net revenue	$4,469,997	100.0%	$8,125,783	100.0%
Cost of goods sold	4,486,541	100.4%	7,370,662	90.7%
Gross profit	(16,544)	(0.4)%	755,121	9.3%
Operating expenses
Sales and marketing	1,627,166	36.4%	1,606,465	19.8%
General and administrative	5,185,762	116.0%	4,468,380	55.0%
Total operating expenses	6,812,928	152.4%	6,074,845	74.8%
Loss from continuing operations	(6,829,472)	(152.8)%	(5,319,724)	(65.5)%
Other income (expense)
Interest income (expense), net	(71,219)	(1.6)%	(7,980)	(0.1)%
Adjustment to the fair value of common stock warrants	(417,668)	(9.3)%	1,980,110	24.4%
Total other income (expense)	(488,887)	(10.9)%	1,972,130	24.3%
Loss before provision for income taxes and discontinued operations	(7,318,359)	(163.7)%	(3,347,594)	(41.2)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(7,318,359)	(163.7)%	(3,347,594)	(41.2)%
Gain (loss) from discontinued operations, net of tax	31,905	0.7%	(38,570)	0.5%
Net loss	(7,286,454)	(163.0)%	(3,386,164)	(41.7)%
Preferred stock dividend	(117,618)	(2.6)%	(77,788)	(1.0)%
Preferred deemed dividend	—	0.0%	(975,460)	(12.0)%
Net loss attributable to common stockholders	$(7,404,072)	(165.6)%	$(4,439,412)	(54.6)%

Net loss per common and common equivalent share (basic and diluted)	$(0.40)		$(0.37)

Weighted average shares used in computing loss per common share: (basic and diluted)	18,168,851		11,791,722

Net revenue

In the nine months ended September 30, 2012, we generated $4.5 million of revenue, a decrease of $3.7 million, or 45.0%, compared to $8.1 million of revenue in the nine months ended September 30, 2011. The decrease in revenue was due to a decrease in unit volume of product sales to our dealer network and strategic partners, lower average selling prices, limited inventory levels due to supplier relationship issues, and the overall soft solar market conditions following punitive tariff announcements in the U.S. related to solar modules manufactured in China. In addition, as of September 30, 2012, we had no current or unshipped orders for solar panel product pending with Suntech. Our supply relationship with Lightway was stalled. We are actively seeking and negotiating with alternative sources of supply, including CBD Energy Limited. Unless we rapidly secure alternative, cost competitive source of supply, our inventor will be depleted and our revenue could diminish significantly, causing disruption to our operations.

Cost of goods sold

Cost of goods sold as a percent of revenue during the nine months ended September 30, 2012, was 100.4% of net revenue, compared to 90.7% during the nine months ended September 30, 2011. Gross loss for the nine months ended September 30, 2012 was $17,000, or 0.4% of revenue, compared to gross profit of $755,000 or 9.3% of revenue for the same period in 2011. During the nine months ended September 30, 2012, we recorded a $271,000 inventory write-down which represented 6.1% of revenue. This non-cash charge was an adjustment to the carrying value of our older, smaller-format solar panels and older microinverter inventory to reflect the decline in market prices compared to our original cost and a write-off of accumulated inventory overhead costs. The decrease in gross margin in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was due to the inventory revaluation, the impact of imposed tariffs on Chinese modules, higher inventory overhead allocations related to lower revenue volume, and lower average selling prices, partially offset by a decline in panel and component costs. Excluding the inventory revaluation of $206,000 and tariff expense of $68,000, gross profit would have been $257,000 or 5.8% of revenue.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2012 were $1.6 million, or 36.4% of net revenue as compared to $1.6 million, or 19.8% of net revenue during the same period of the prior year. An increase in licensing fees we owe to Westinghouse Electric of $188,000 was almost entirely offset by decreases in payroll and commission costs of $115,000, travel of $36,000 and advertising and trade shows of $38,000.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2012 were $5.2 million, or 116.0% of net revenue as compared to $4.5 million, or 55.0% of net revenue during the same period of the prior year. The increase in general and administrative expense for the nine months ended September 30, 2012 was due primarily to increases in legal fees of $944,000, bad debt expense of $466,000 and professional fees of $347,000, related to the pending CBD merger transaction and patent litigation settled in May 2012, and due to higher insurance costs of $83,000 and tax consulting costs of $26,000, partially offset by lower payroll and payroll tax costs of $604,000. The increase in bad debt expense was driven by a $400,000 non-cash write-down of a receivable from a supplier reflected in “Other Receivables” in our Condensed Consolidated Balance Sheets.

Interest, net

During the nine months ended September 30, 2012, net interest expense was approximately $71,000 compared with net interest expense of $8,000 for the same period in 2011.

Adjustment to the fair value of common stock warrants

During the nine months ended September 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $418,000 in our condensed consolidated statements of operations. The fair value of the warrants is lower now primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the nine months ended September 30, 2011, we recorded mark-to-market adjustments resulting in a $2.0 million unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the nine months ended September 30, 2012 and September 30, 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the nine months ended September 30, 2012 was $7.3 million, or $0.40 per share, compared to a net loss from continuing operations of $3.4 million, or $0.37 per share, for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the net loss includes an unfavorable non-cash adjustment to the fair value of common stock warrants of $418,000 compared with a favorable non-cash adjustment to the fair value of the common stock warrants of $2.0 million for the nine months ended September 30, 2011. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the nine months ended September 30, 2012 was $6.8 million, or $0.38 per share, compared to a net loss of $5.4 million, or $0.54 per share, for the same period in 2011.

Gain (loss) from discontinued operations

During the nine months ended September 30, 2012, we recorded a $32,000 net gain from the discontinuance of our installation business segment, compared with a loss of $39,000 during the same period in 2011.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the nine months ended September 30, 2012 and for each of the two years in the period ending December 31, 2011, we incurred net losses and negative cash flows from operations. In addition, we expect to incur a net loss from operations for the year ending December 31, 2012. During recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain and to grow our business. Based on current cash projections for 2012, we intend to address ongoing working capital needs through cost reduction measures and liquidation of remaining inventory, along with utilizing our available credit facility and raising additional equity. In the event that revenue is lower, further staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of September 30, 2012, we had approximately $56,000 in cash on hand and $697,000 potentially available under our credit facility, subject to limitations based on the level of our qualifying accounts receivable. Under the Merger Agreement we entered into with CBD, we are required to raise sufficient equity capital, with the cooperation and support of CBD, to meet our own liquidity and working capital requirements. In addition, prior to closing of the merger, CBD has agreed to provide capital funding support to us if necessary, and subject to conditions and limitations as provided in the Merger Agreement.

In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. We had a limited amount of remaining inventory on hand as of September 30, 2012. We do not have any unshipped orders for solar panel product pending with Suntech, and our supply relationship with Lightway is currently stalled. We are actively negotiating alternative sources of supply through other sources, including CBD Energy Limited. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations in the next few quarters.

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C 8% Convertible Preferred Stock at a price of $1,000 per share, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issue 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000.  After the initial closing, we can exercise a “put” right to sell additional Series C Preferred to the purchasers in multiple “draw downs” from time to time until December 31, 2012.  No further drawn down can be made before the fifteenth calendar day after the initial closing.  No single draw down by us can be made for proceeds of more than $350,000.  Draw down sales of Series C Preferred after the initial closing are limited to an aggregate amount of $495,000, subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. We believe our current cash balance, projected financial results from our operations, and the amounts that should be available to us through debt and equity financing provide sufficient resources and operating flexibility to fund our anticipated cash needs, through at least the next 12 months; however, there can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Our Line of Credit

On February 15, 2011, we entered into the 2011 Credit Facility with Bridge Bank to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of September 30, 2012, there was $53,000 borrowed under the 2011 Credit Facility.

Equity Financing Activity

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock, convertible into shares of common stock, and (ii) warrants to purchase shares of common stock, which warrants were not exercisable until six months after issuance and have a term of five years from the date of first exercisability. The aggregate purchase price for the Securities was $3,600,000. As a result of several equity financings after the sale of the foregoing units, the conversion price of the Series B Preferred and the exercise price of the Series K Warrants have been reduced. Currently, the conversion price of the Series B Preferred is $0.155 per share of common stock and the exercise price of the Series K warrant is $0.40 per share of common stock. As of September 30, 2012, 1,727 shares of preferred stock had been converted into 927,601 shares of common stock.

On August 16, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 990,099 shares of common stock at a price of $1.01 per share, along with the sale of Series L Warrants to purchase up to 643,564 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $1.17 per share. The warrants were not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $1,000,000. Under the securities purchase agreement, we agreed to amend the outstanding Series J Warrants, such that the exercise price of the Series J Warrants is reduced from $2.44 per share to $1.17 per share. In addition, each of the Series J Warrants, (i) was not exercisable until the six month anniversary of the closing under the August 16, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series J Warrants were originally issued on October 7, 2010, and represent the right to purchase up to an aggregate of 400,001 shares of common stock.

On September 28, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 500,000 shares of common stock at a price of $0.80 per share, along with the sale of Series M Warrants to purchase up to 325,000 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $0.81 per share. The warrants were not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $500,000. Under the securities purchase agreement, we agreed to amend the outstanding Series L Warrants, such that the exercise price of the Series L Warrants is reduced from $1.17 per share to $0.81 per share. In addition, each of the Series L Warrants, (i) was not exercisable until the six month anniversary of the closing under the September 28, 2011 securities purchase agreement, and (ii) the expiration date was extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series L Warrants were originally issued on August 16, 2011, and represent the right to purchase up to an aggregate of 643,564 shares of common stock.

On December 30, 2011, we entered into a securities purchase agreement with CBD Energy Limited (“CBD”), an Australian corporation, relating to the sale of 1,666,667 shares of common stock at a price of $0.60 per share. The aggregate purchase price was $1,000,000. See previous discussion in Liquidity and Capital resources on proposed merger with CBD.

On March 30, 2012, we entered into an amendment with the outstanding Series K warrants (Series K Amendment) removing the provision for any future price adjustment to the exercise price. On March 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 3.0 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants decreased to $481,000 as of March 30, 2012 and we recognized a $425,000 unfavorable non-cash adjustment from the change in fair value of these warrants during the nine months ended September 30, 2012. As a result of the March 30, 2012 Series K Amendment the fair value of the warrants of $481,000 was reclassified from warrant liability to equity.

On March 30, 2012, pursuant to a March 25, 2011 supply agreement with Light Way Green New Energy Co., Ltd (Lightway), we issued 1,900,000 share of our common stock to Lightway. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance.

On August 14, 2012, we entered into a securities purchase agreement relating to the sale of 2,000,000 shares of our common stock at a price of $0.25 per share. The aggregate purchase price was $500,000.

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C 8% Convertible Preferred Stock at a price of $1,000 per share, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issued 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000. After the initial closing, we can exercise a “put” right to sell additional Series C Preferred to the purchasers, and the agreement permits the purchasers to exercise a “call” right to purchase additional Series C Preferred from us in multiple “draw downs” from time to time until December 31, 2012.  No further draw down can be made before the fifteenth calendar day after the initial closing.  No single draw down by us can be for proceeds of more than $350,000.  Draw down sales of Series C Preferred after the initial closing are limited to an aggregate amount of $495,000, subject to the limitation on the aggregate value of securities issuable in a rolling 12 month period under our Form S-3 registration statement.

As a result of the sale of Series C Preferred, pursuant to the terms of the outstanding Series B 4% Convertible Preferred Stock, the conversion price of the Series B Preferred was reduced to $0.155 per share of common stock to become equal to the conversion price of the Series C Preferred.  There are currently 2,263 shares of Series B Preferred that remain outstanding. After adjustment to the conversion price, the outstanding Series B Preferred would be convertible into 13,138,177 shares of common stock.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of September 30, 2012, we had approximately $56,000 in cash and cash equivalents. As of September 30, 2012 we also had approximately $697,000 in additional borrowing capacity potentially available under our 2011 Credit Facility with Bridge Bank, subject to the level of our qualifying accounts receivable.

Cash used in operating activities was approximately $1.6 million for the nine months ended September 30, 2012. Excluding non-cash items of $570,000 of stock-based compensation expense, $476,000 in bad debt expense and $418,000 of unrealized loss on the fair value adjustment of common stock warrants cash used in operating activities was primarily due to a $637,000 increase in other assets, a $544,000 increase in accrued liabilities and accrued warranty and a $453,000 decrease in accounts payable, offset by a $2.3 million decrease in inventory, a $711,000 decrease in accounts receivable, and a $483,000 decrease in prepaid expenses and other current assets. Cash used in operating activities was approximately $3.0 million for the nine months ended September 30, 2011. Excluding non-cash items of $2.0 million of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $842,000, cash used in operating activities was primarily due to a $461,000 increase in other receivables, a $331,000 decrease in liabilities of discontinued operations and a $142,000 increase in accounts receivable, offset by a $1.3 million increase in accounts payable, a $1.0 million decrease in inventory and a $331,000 decrease in assets of discontinued operations. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

During the nine months ended September 30, 2012, there was no cash provided by or used in investing activities. Cash provided by investing activities was $202,000 for the nine months ended September 30, 2011, primarily due to $235,000 in proceeds from disposal of property and equipment from discontinued operations, partially offset by $51,000 in acquisitions of property and equipment.

Cash provided by financing activities was approximately $354,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we received $500,000 in proceeds from a securities purchase agreement, less $91,000 in payment of placement agent and registration fees, $283,000 from the exercise of warrants and $53,000 from borrowing on our line of 2011 Credit Facility, partially offset by the repayment of notes payable of $283,000 and the repayment of $92,000 on our line of credit. Cash provided by financing activities was approximately $4.2 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we received proceeds of $3.1 million from the issuance of preferred stock, net of $532,000 in fees, $1.3 million from the issuance of common stock, net of $143,000 in fees, partially offset by the repayment of notes payable of $137,000.

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 12.25 years as of September 30, 2012, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Common Stock Warrant Liabilities.  In March 2009 we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the warrant agreements related to these two offerings contained a cash-out provision which may be triggered at the option of the warrant holders if the Company “goes private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving the Company. In addition, the terms of the warrant agreement related to the February 2011 offering contain a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period end.

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

Seasonality

Our quarterly operating results may vary significantly from quarter to quarter as a result of seasonal changes in weather as well as changes in state or federal subsidies, and as a result of tariffs that may be imposed by the U.S. Government on solar panels manufactured in China.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate Risk

As of September 30, 2012, there was $53,000 borrowed under our Bridge Bank 2011 Credit Facility. Interest under the 2011 Credit Facility accrues at the rate of the Bridge Bank Prime rate plus a margin of 3.0%. A hypothetical increase or decrease in current interest rates would not cause a material change in our results of operations or financial position.

Foreign Currency Exchange Risk

We do not have any direct foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels outside the United States are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended September 30, 2012.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

As previously disclosed, our former chief executive officer, Barry Cinnamon, filed a complaint with U.S. Department of Labor, Occupational Safety and Health Administration, on June 7, 2012, requesting that the Secretary of Labor institute an investigation of alleged retaliation against Mr. Cinnamon by us and our board of directors.  On October 4, 2012, we and Mr. Cinnamon entered into a final and comprehensive settlement of this legal dispute. The costs of settlement are entirely covered by insurance.

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

RISK FACTORS

Risks Relating to Our Business

We will need additional capital in the future to fund our business, and financing may not be available.

We expect our currently available capital resources and cash flows from operations to be insufficient to meet our working capital and capital expenditure requirements. Our cash requirements will depend on numerous factors, including the amount of our sales, the timing and levels of products purchased, pricing, payment terms and credit limits from manufacturers, the availability and terms of asset-based credit facilities, the timing and level of our accounts receivable collections, and our ability to manage our business towards profitability.

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings may dilute our stockholders. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. In addition, on May 9, 2012 we announced the execution of an agreement and plan of merger with CBD Energy Limited, a corporation organized under the laws of Australia (“CBD”) which contemplates a merger in which CBD would become our parent company. This event may diminish our independent access to additional financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

We are dependent upon our key suppliers for the components used in our systems and we must arrange for cost competitive manufacturing of our proprietary solar panels in order to grow our business; our suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules .

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We have a limited amount of remaining inventory on hand as of September 30, 2012, and although we believe we can find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of September 30, 2012, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $889,771, plus accrued interest of $60,426, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. Unless we are able to satisfy our panel suppliers that we will make timely payment for future product orders, our suppliers may delay further shipments to us, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

We currently do not have any unshipped orders for solar panel product pending with Suntech.  Our supply relationship with Lightway is currently stalled. We are actively negotiating alternative sources of supply through other sources, including CBD Energy Limited. Unless we are able to secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

A group of solar panel manufacturers with domestic U.S. production facilities requested the U.S. Government to impose tariffs on the import of solar panels manufactured in China, based on allegations of unfair competition and of subsidization of prices for Chinese-made solar panels by the Chinese Government. In March 2012, the United States Commerce Department issued a preliminary decision imposing tariffs between 2.9% and 4.73%. On May 2012, a further decision by the Commerce Department was issued providing for a provisional tariff averaging 31% on 61 Chinese manufacturers caused by “dumping” solar panels into the U.S. market at prices below their actual cost. On October 11, the Commerce Department announced its final decision on these tariffs affirming its preliminary findings that modules containing cells of Chinese origin are subject to anti-dumping and countervailing duties (AD/CVD) when imported into the United States. The AD rates to be applied at the border range from 7.78% to 21.19% for participating respondents and up to 239.42% for non-participants. The CVD rates range from 14.78 to 15.97%. The AD and CVD rates will be applied collectively. The next, and final, step in these proceedings will occur in November 2012, when the International Trade Commission (ITC) votes on whether the subject Chinese imports are causing injury to U.S. manufacturers of crystalline-silicon solar cells and modules. The vote is currently schedule for November 7, 2012. Assuming the ITC renders a final affirmative injury determination, definitive AD/CVD orders will be issued soon thereafter. The ITC will also decide whether the AD and CVD duties should apply retroactively. The Commerce Department continues to maintain that AD and CVD duties should be retroactive for all companies, with one exception. Based on an analysis of company-specific data, AD duties will not be applied retroactive for Suntech. Retroactive duties, however, will only apply if the ITC also renders an affirmative "critical circumstances" determination. If applicable, the retroactive dates are December 27, 2011 for CVD duties and February 25, 2012 for AD duties. If retroactive duties are not applied, the effective dates will be March 26, 2012 for CVD duties and May 25, 2012 for AD duties. Given the large current market share of solar panels manufactured in China, the imposition of these tariffs will have far reaching, industry-wide effects, and will likely be disruptive to many established supply relationships. In fact, the imposition of these tariffs will likely cause prices for solar power systems in the United States to increase, possibly significantly, and result in reduced market demand for the purchase of solar power systems.

Our historical solar panel suppliers, Suntech and Lightway, both manufacture panels for us in China. As a result, aggregate AD and CVD duties of 30.66% (for Lightway) and 35.97% (for Suntech) will be imposed on our purchases and may be retroactively applied for past purchases. We expect that a resulting increase in our product prices will harm our competitive position in selling our products, and could adversely affect our results of operations.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the nine months ended September 30, 2012, two customers have accounted for a significant portion of our revenues:, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets and Lennar Corporation (Lennar), a leading national homebuilder. Through October 29, 2012, Lennar had historically only ordered solar power systems from us for installation on 234 new homes, which was below their 600 home order commitment volume. No further orders have been received from Lennar since April 25, 2012. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We have a limited amount of remaining inventory on hand as of September 30, 2012, and although we believe we can find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum.

We currently do not have any unshipped orders for solar panel product pending with Suntech.  Our supply relationship with Lightway is currently stalled. We are actively negotiating alternative sources of supply through other sources, including CBD Energy Limited. Unless we are able to secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for September 30, 2012 and December 31, 2011, a liability of approximately $1.1 million, to cover these warranty obligations. That amount is intended to cover both the WS Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

Impairment charges could reduce our results of operations.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Goodwill and Other Intangible Assets (ASC 350), we test intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We also assess the fair value of our inventory and other tangible assets as of the end of each reporting period. During the quarter ended September 30, 2012, we recorded a $206,000 inventory write-down, which represented an adjustment to the carrying value of our older, smaller-format solar panels and older micro-inverter inventory to reflect the decline in market prices compared to our original cost. As a result of our exit from the installation business, we impaired approximately $2.0 million for inventory, equipment and other assets no longer needed in our business. We may determine that further asset impairment charges are needed in the future. Although any such impairment charge would be a non-cash expense, further impairment of our tangible or intangible assets could materially increase our expenses and reduce our results of operations.

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. On May 7, 2012, Margaret Randazzo, our Chief Financial Officer, was named our interim Chief Executive Officer.

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

Unexpected warranty expenses or service claims could reduce our profits .

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

We believe that an end customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that affect the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services .

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

Our business depends on the availability of rebates, tax credits and other financial incentives; reduction, elimination or uncertainty of which would reduce the demand for our products and services .

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

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would decline and we would be unable to achieve or sustain profitability .

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

Risks Relating to our Common Stock

We were delisted from the Nasdaq Capital Market and there is a limited trading volume for our common stock on the OTCQB.

In September 2012, our common stock was delisted from the Nasdaq Capital Market. Our common stock, which currently trades on the OTCQB, does not have substantial trading volume. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.  Because of the limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. The inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

In addition, the delisting of our common stock from the Nasdaq Capital Market could materially adversely affect our ability to raise capital on terms acceptable to us or at all and could adversely affect institutional investor interest.

Our stockholders may be diluted by the conversion of our preferred stock and the exercise of warrants; in the event we have a “change of control” or if we fail to comply with the terms of the Preferred Stock, we may be in default and face demands for redemption and significant penalties.

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), and our Series K Warrants. On October 18, 2012, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series C 8% Convertible Preferred (“Series C Preferred”, and together with the Series B Preferred, the “Preferred Stock”)  The conversion price of the Preferred Stock is subject to adjustment downward in the event that we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of such Preferred Stock. If the price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Preferred Stock are subject to increase. When the investors convert our Preferred Stock, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered all of the underlying shares of common stock relating to the Preferred Stock and our outstanding warrants. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

In addition, the terms of our Preferred Stock include various agreements and negative covenants on our part. In the event we fail to comply with those provisions, or if a “change of control” of the Company occurs, it could constitute a “triggering event” (as defined in the Certificates of Designation which designate the rights of the  two series of Preferred Stock), and the holders of our Preferred Stock could then demand that all of the outstanding shares of Preferred Stock be redeemed for cash (in certain circumstances generally within our control), or under certain circumstances, for shares of our common stock. Any such demand for redemption in cash could have a material adverse affect on our financial position and liquidity, and any demand for redemption in stock could have a material dilutive effect for our stockholders. In addition, in certain such triggering events, the dividend rate on our outstanding Preferred Stock is subject to increase to 18% per annum thereafter.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of October 29, 2012, we had 21,908,445 shares of common stock outstanding (which includes 581,909 unvested shares of restricted stock granted to our directors and our employees), 1,175 shares of Series C Preferred that are initially convertible into 7,580,645 shares of common stock, 2,263 shares of Series B Preferred that are convertible into 13,138,177 shares of common stock, and we had warrants to purchase 3,633,794 shares of common stock and options to purchase 679,744 shares of common stock outstanding.

All of the shares of common stock issuable upon exercise of our outstanding vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates. The shares of common stock issuable upon exercise of our outstanding warrants are generally covered by effective registration statements which permit the underlying shares issuable upon their exercise to be freely tradable in the public market.

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

Risks Relating to Our Company

If the Merger contemplated by the Merger Agreement with CBD does not occur or is delayed, it could have a material adverse effect on our business, results of operations, and financial condition .

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

Until the closing of the Merger, the focus of our management team and employees may be diverted, and that there may be a negative reaction to the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger. We had originally anticipated completion of the merger during the third quarter of 2012, but currently anticipate that completion will not occur prior to the first quarter of 2013.

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

3.7		Certificate of Amendment to the Certificate of Designation (incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K, filed on August 24, 2011).

10.1
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of August  14, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2012)

10.2
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers (as defined therein), dated as of October 18, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012)

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

Dated: October 31, 2012	/s/ Margaret R. Randazzo
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

3.7		Certificate of Amendment to the Certificate of Designation (incorporated herein by reference to Exhibit 3(i) to our Current Report on Form 8-K, filed on August 24, 2011).

10.1
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of August  14, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2012)

10.2
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers (as defined therein), dated as of October 18, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012)

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