Form 10-K
period 2012-12-31
Westinghouse Solar, Inc.
filed 2013-03-28
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐  No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock as reported on The NASDAQ Capital Market on June 30, 2012, was approximately $6.6 million. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

As of March 25, 2013, 38,414,049 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s definitive proxy statement for the 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K, which will be filed with the SEC within 120 days after December 31, 2012.

WESTINGHOUSE SOLAR, INC.

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Westinghouse Solar, Inc. (“Westinghouse Solar”) and its subsidiaries.

Our Annual Report on Form 10-K for 2012, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

Item 1. Business.

Overview

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). Our products are designed for use in solar power systems for residential and commercial rooftop customers. We design, market and sell these solar power systems to solar installers, trade workers and do-it-yourself customers in the United States and Canada through distribution partnerships, our dealer network and retail home improvement outlets. We have historically sourced our components (such as solar panels and inverters) from manufacturers such as Suntech Power Holdings Co. Ltd. (Suntech), Light Way Green New Energy Co., Ltd (Lightway) and Enphase Energy (Enphase). We are actively working with CBD Energy Limited, a diversified renewable energy company based in Sydney, Australia (CBD) or related entities, to produce Westinghouse Solar modules at a supplier facility in Australia. The processes to obtain necessary product certifications for both U.S. and Australian distribution are currently underway and are expected to be completed by early in the second quarter of 2013. Prior to September 2010, we were also in the solar power system installation business and we had completed over 4,300 solar power installations for customers in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut since the commencement of our operations in 2001. In early 2009, we closed our non-California offices on the east coast and in Colorado and began distributing our solar power systems to customers outside of California. By mid-2010, it became clear to us that the business and profit potential of the design and manufacturing business was better than that of being an installer. Thus, in September 2010, we made the strategic decision to exit our California solar panel installation business and expand our solar panel distribution network to dealers and other installers in California, by far the largest solar market in the United States. Our business is now focused solely on design and manufacturing activities, and sales of our solar power systems to solar installers, trade workers and retailers through distribution partnerships, our dealer network and retail home improvement outlets.

On May 9, 2012, we announced the execution of an agreement and plan of merger with CBD, which contemplates a merger in which CBD would become our parent company, subject to shareholder approvals and other customary closing conditions. CBD and the Company are working toward completion of the Form F-4 Registration Statement and Proxy Statement, planned to be filed in the coming weeks with the Securities and Exchange Commission. While the targeted completion of merger has been repeatedly delayed, the companies currently anticipate merger closing early in the third quarter of 2013. In the meantime, our supply relationships have been disrupted, our revenue has declined significantly and we have had to implement significant cost reductions and lay off many of our employees.

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

On May 17, 2010, we entered into an exclusive worldwide license agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market. In September 2012, our common stock was delisted from the NASDAQ Capital Market and we began trading on the OTCQB under the stock symbol “WEST”. CBD has applied for listing on the NASDAQ Stock Exchange, to be effective upon consummation of the merger. CBD intends to delist from the ASX upon merger closing, subject to shareholder approval.

We changed our name from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.” effective on April 6, 2011. On April 13, 2011, we effected a reverse split of our common stock at a ratio of 1-for-4.

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

The solar power industry is rapidly evolving, but is still at an early stage and is highly fragmented. The prospects for long-term worldwide demand for solar power have attracted many new solar panel manufacturers, as well as a multitude of design/integration companies. We expect the commodity manufacturing segment of the industry to consolidate as more solar panel manufacturing capacity comes online.

Accordingly, strategy primarily includes:

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

On September 10, 2010, we announced that we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California and that we were exiting the solar panel installation business. We had already transitioned to a design and manufacturing business model with a distribution network in other parts of the United States and in Canada. As a result, beginning with the third quarter of 2010, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010. Since May 2010, we have been marketing our AC solar panels under the Westinghouse Solar brand, for which we have licensed exclusive rights from Westinghouse Electric Corporation.

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
According to a 2011 report from the U.S. Energy Information Administration (http://www.eia.gov/energy_in_brief/article/renewable_electricity.cfm), electricity in the U.S. is generated from the following: coal – 42%, natural gas – 25%, nuclear – 19%, oil – 1%, with renewable energy contributing 13%. “Renewable Energy” typically refers to non-traditional energy sources, including hydroelectric, wind and solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

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

•	Proprietary Technology. We have received three U.S. patents and six international patents for our technology, and have 23 more U.S. and foreign patents pending.
•
Brand Recognition. We are working to rapidly expand our distribution business and sales of our Westinghouse Solar Power Systems. We are seeking to take full advantage of the very strong worldwide brand equity that the Westinghouse name currently enjoys, and to emphasize that our solar panels are safer, more reliable and easier to install than other products on the market today.

Our Services and Products

We are active in the solar power industry as a designer and manufacturer of solar power systems. We specify the design of our proprietary solar panels and contract with existing, experienced solar panel manufacturers for the supply of our Westinghouse Solar labeled solar panels. We help these manufacturing partners source unique components of our panels (typically microinverters and special frame hardware).

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

Customers

In 2012, we market and sell to a network of authorized dealers and distributors across the United States and Canada. We are planning to expand our distribution channel to include Australia in the second quarter of 2013. Our Westinghouse Solar Authorized Dealer program provides installation companies with the opportunity to differentiate themselves from ordinary solar installers through product and program offerings we extend exclusively to our established Dealers. In addition to the ability to sell and install Westinghouse Solar products, Westinghouse Solar Dealers benefit from the ability to leverage the Westinghouse brand, and leverage critical marketing support to help them grow their business.

Suppliers

Historically, we obtained virtually all of our solar panels, built to our specifications, from Suntech and Lightway. We currently have no pending orders with either Suntech or Lightway, and we do not anticipate receiving further solar panels from thm. We are actively working with CBD to produce Westinghouse Solar modules at a supplier facility in Australia. The processes to obtain necessary product certifications for both U.S. and Australian distribution are currently underway and are expected to be completed by early in the second quarter of 2013. Pursuant to our agreement with Enphase, they provide us with micro-inverters. We purchase small assembly, racking and packaging components from a variety of domestic and foreign suppliers.

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

Intellectual Property

Andalay Solar Panel

We have three U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157 and Patent No. 7,866,098) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 6 foreign patents. Currently, Westinghouse Solar has nine issued patents and 23 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

The following table provides a summary of our patents:

Country of issuance	Patent Number	Date of Expiration
United States	7,406,800	May 18, 2025
United States	7,832,157	November 16, 2027
United States	7,866,098	January 11, 2028
Australia	2,005,248,343	May 18, 2025
India	243,626	May 18, 2025
Mexico	274,182	May 18, 2025
Korea	751,614	May 18, 2025
China	200580015652.1	May 30, 2032
Canada	2,566,296	October 23, 2032

Trademarks

We have registered with the United States Patent and Trademark Office the trademark “Instant Connect” (Reg. No. 4,290,244 and 4,290,245) for the designation of our patented “plug and play” solar panel. We have also registered with the United States Patent and Trademark Office the trademark “Akeena” for providing consulting services in the field of energy systems, technical information via a global computer network in the field of renewable energy systems, and renewable energy systems, namely, photovoltaic systems composed of photovoltaic solar panels, batteries, voltage regulators, inverters, racks and electrical controls, as well as the installation of such systems.

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

Employees

As of March 25, 2013, we had 7 employees, of which 2 were sales and marketing employee, 4 were general and administrative employees and 1 was research and development employees. All employees were full-time employees. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for 2012, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts and forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings will likely dilute our stockholders. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. In addition, on May 9, 2012 we announced the execution of an agreement and plan of merger which contemplates a merger in which CBD would become our parent company. This event may diminish our independent access to additional financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

We are dependent upon our solar panel suppliers for regular shipments of products; however we have not been timely in payment to them in recent periods, which has resulted in disruption in our supply of products. If we do not quickly establish replacement sources of supply, our operations will be further adversely affected.

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We have a limited amount of remaining inventory on hand as of December 31, 2012, and although we believe we can find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 28, 2013, Suntech has not sought to enforce its judgment. Unless we are able to satisfy our prior panel suppliers payment for product orders, our prior suppliers may file additional lawsuits, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway, and we have not received any shipments of panels since April 2012. Our supply relationship with Lightway is currently stalled. We are actively working with CBD to produce Westinghouse Solar modules at a supplier facility in Australia. Unless we are able to secure alternative sources of supply, our inventory and revenue could diminish significantly, causing further disruption to our operations.

We are dependent upon our key suppliers for the components used in our systems and we must arrange for cost competitive manufacturing of our proprietary solar panels in order to grow our business; our suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules .

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. Both Suntech and Lightway manufactured panels for us that were built to our unique specifications. We have a limited amount of remaining inventory on hand as of December 31, 2012. We are actively working with CBD to produce Westinghouse Solar modules at a supplier facility in Australia. The processes to obtain necessary product certifications for both U.S. and Australian distribution are currently underway and are expected to be completed by early in the second quarter of 2013.

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

We are currently subject to market prices for the components that we purchase, which are subject to fluctuation beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our products.

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

A group of solar panel manufacturers with domestic U.S. production facilities requested the U.S. Government to impose tariffs on the import of solar panels manufactured in China, based on allegations of unfair competition and of subsidization of prices for Chinese-made solar panels by the Chinese Government. In March 2012, the United States Commerce Department issued a preliminary decision imposing tariffs between 2.9% and 4.73%. In May 2012, a further decision by the Commerce Department was issued providing for a provisional tariff averaging 31% on 61 Chinese manufacturers caused by “dumping” solar panels into the U.S. market at prices below their actual cost. On October 11, the Commerce Department announced its final decision on these tariffs affirming its preliminary findings that modules containing cells of Chinese origin are subject to anti-dumping and countervailing duties (AD/CVD) when imported into the United States. The AD rates to be applied at the border range from 7.78% to 21.19% for participating respondents and up to 239.42% for non-participants. The CVD rates range from 14.78 to 15.97%. The AD and CVD rates will be applied collectively. The final step in the proceedings occurred on November 7, 2012, when the International Trade Commission (ITC) rendered a final affirmative injury determination concluding that the subject Chinese imports caused injury to U.S. manufacturers of crystalline-silicon solar cells and modules. The ITC also decided that the AD and CVD duties should not apply retroactively and rendered a negative "critical circumstances" determination. Thus, the effective dates were March 26, 2012 for CVD duties and May 25, 2012 for AD duties. Given the large current market share of solar panels manufactured in China, the imposition of these tariffs will have had far reaching, industry-wide effects, and have been disruptive to many established supply relationships. In fact, the imposition of these tariffs have caused prices for solar power systems in the United States to increase and resulted in reduced market demand for the purchase of solar power systems.

Our historical solar panel suppliers, Suntech and Lightway, both manufactured panels for us in China. As a result, aggregate AD and CVD duties of 30.66% (for Lightway) and 35.97% (for Suntech) were imposed on our purchases. The resulting increase in our product prices has harmed our competitive position in selling our products, and adversely affected our results of operations.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the twelve months ended December 31, 2012, two customers have accounted for a significant portion of our revenues:, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets and Lennar Corporation (Lennar), a leading national homebuilder. Through December 31, 2012, Lennar had historically only ordered solar power systems from us for installation on 234 new homes, which was below their 600 home order commitment volume. No further orders have been received from Lennar since April 25, 2012. On December 28, 2012, we filed a complaint against Lennar in the United States District Court for the Southern District of Florida stating claims for breach of contract under a supply agreement with us. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

We may fail to realize some or all of the anticipated benefits of our shift to a design and manufacturing business model in California and throughout North America, which may adversely affect the value of our common stock.

The success of our exit from the solar system installation business in California in September 2010, and our shift to focus exclusively on a design and manufacturing business model will depend, in large part, on our ability to successfully expand our distribution channels to include authorized dealers in California, as well as elsewhere in North America and Australia, and to accelerate the growth of our design and manufacturing business. California is the largest state in the country for solar products, accounting for approximately 50 percent of the U.S. market. Therefore, we continue to pursue developing distribution channel partners in California and are beginning to develop distribution channels in Australia given our merger plans with CBD.

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

Specifically, risks in the operations of our business in order to realize the anticipated benefits of the change to a design and manufacturing business model include, among other things:

•	failure to arrange for cost competitive manufacturing of our proprietary solar panels;
•	failure to find and develop distribution relationships with new channel partners, particularly in the California and Australia market;
•	failure to successfully manage existing distribution relationships;
•	the loss of key employees critical to the ongoing operation of our business;
•	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of our company;
•	unpredictability and delays in the timing of projected distribution orders, and resulting accumulation of excess product inventory;
•	failure to focus and develop our distribution product and service offerings quickly and effectively;
•	failure to successfully develop new products and services on a timely basis that address the market opportunities; and
•	unexpected revenue attrition or delays.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for December 31, 2012 and December 31, 2011, a liability of approximately $1.1 million, to cover these warranty obligations. That amount is intended to cover both the WS Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

Impairment charges could reduce our results of operations.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 350, Goodwill and Other Intangible Assets (ASC 350), we test intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We also assess the fair value of our inventory and other tangible assets as of the end of each reporting period. During the year ended December 31, 2012, we recorded a $206,000 non-cash inventory write-down, which represented an adjustment to the carrying value of our older, smaller-format solar panels and older micro-inverter inventory to reflect the decline in market prices compared to our original cost, a $65,000 write-off of accumulated inventory overhead costs and a $112,000 non-cash inventory write-off of obsolete inventory. As a result of our exit from the installation business, during the year ended December 31, 2010, we impaired approximately $2.0 million for inventory, equipment and other assets no longer needed in our business. We may determine that further asset impairment charges are needed in the future. Although any such impairment charge would be a non-cash expense, further impairment of our tangible or intangible assets could materially increase our expenses and reduce our results of operations.

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. Since May 7, 2012, Margaret Randazzo, our Chief Financial Officer, has acted as our Chief Executive Officer.

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

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), and our Series K Warrants. On October 18, 2012, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series C 8% Convertible Preferred (Series C Preferred). On February 15, 2013, we entered into a Securities Purchase Agreement with accredited investors pursuant to which we sold to such investors our Series D 8% Convertible Preferred Stock (Series D Preferred), and together with the Series B and C Preferred (the “Preferred Stock”).  The conversion price of the Preferred Stock is subject to adjustment downward in the event that we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of such Preferred Stock. If the price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Preferred Stock are subject to increase. When the investors convert our Preferred Stock, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. Except for the Series D Preferred, we have registered all of the underlying shares of common stock relating to the Preferred Stock and our outstanding warrants. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock. In connection with the Series D Preferred we have granted the purchasers “piggy-back” registration rights to include the underlying shares of common stock issuable upon conversion of the Series D Preferred in future registration statements, if any are filed by us.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 25, 2013, we had 38,414,049 shares of common stock outstanding (which includes 18,320 unvested shares of restricted stock granted to our directors and our employees), 347 shares of Series D Preferred that are convertible into 3,470,000 shares of common stock, 310 shares of Series C Preferred that are convertible into 6,200,000 shares of common stock, 2,209.686 shares of Series B Preferred that are convertible into 39,774,348 shares of common stock, and we had warrants to purchase 3,398,045 shares of common stock and options to purchase 575,199 shares of common stock outstanding.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	announcements or press releases relating to the energy sector or to our business or prospects;
•	additions or departures of key personnel;
•	regulatory, legislative or other developments affecting us or the solar power industry generally;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	volume and timing of customer orders;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.
•	future developments relating to the status of a business combination with CBD.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Risks Relating to Our Company

If the Merger contemplated by the Merger Agreement with CBD does not occur or continues to be delayed, it could have a material adverse effect on our business, results of operations, and financial condition.

On May 7, 2012, we entered into a Merger Agreement with CBD. We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion has been repeatedly delayed, and the necessary registration statemeent has yet to be completed and filed. The companies currently anticipate that completion will occur early in the third quarter of 2013. In the meantime, our supply relationships have been disrupted, our revenue has declined significantly and we have had to implement significant cost reductions and lay off employees. We cannot predict whether and when the closing conditions for the Merger as set forth in the Merger Agreement will be satisfied, and the contemplated Merger transaction may continue to be delayed or even abandoned before completion if certain events occur. The Merger Agreement may be terminated by us, on the one hand, or CBD, on the other hand, under certain circumstances, and termination of the Merger Agreement may in certain circumstances require us to pay a termination fee to CBD equal to the greater of (i) $500,000 and (ii) the amount of expenses that CBD has incurred in connection with the Merger, including legal and financial advisor fees. In September 2012, we entered into an amendment to the Merger Agreement under which the parties agreed to extend the Outside Date (as defined in the Merger Agreement) relating to termination rights under the Merger Agreement from October 31, 2012 to January 31, 2013 (or in certain circumstances, from December 31, 2012 to March 31, 2013), subject to additional extensions. Currently, both parties are working diligently to complete the merger. Subsequent to March 31, 2013, the termination of the Merger Agreement does not occur automatically, but it can be terminated unilaterally by either party, upon notice to the other. In addition, the failure by our stockholders to approve and adopt the Merger Agreement at our future meeting of stockholders may require us to pay CBD the same termination fee. If the closing conditions set forth in the Merger Agreement are not satisfied or waived, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the foregoing termination fees; (iii) we may experience substantial disruption in our sales, operating activities, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel.

Until the closing of the Merger, the focus of our management team and employees will likely continue to be diverted, and there may be a negative reaction to the Merger on the part of our customers, employees, suppliers, or other third-party relationships more than what has been factored in after the announcement of the merger. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2. Properties.

As of March 15, 2013, we had two offices. Our corporate headquarters is located at 1475 S. Bascom Ave. Campbell, California 95008. We also maintain a warehouse in San Jose, California for distribution of our solar products.

The following table indicates the approximate square footage for each of our leased office locations.

Property Location	Approximate Square Footage
Campbell, California	5,000
San Jose, California	25,000

Item 3. Legal Proceedings.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 28, 2013, Suntech has not sought to enforce its judgment. As of December 31, 2012, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438.

On December 28, 2012, we filed a complaint against Lennar Homes, LLC (Lennar) in the United States District Court for the Southern District of Florida stating claims for breach of contract under a supply agreement. As previously disclosed, Lennar had agreed to purchase solar power systems from us for residential housing Lennar was developing and constructing. Under the agreement, Lennar had a 600 home order commitment by March 1, 2012, with stated penalty amounts payable for any shortfall below that minimum. Through December 28, 2012, Lennar had only ordered and paid for solar power systems for 234 new homes.  Lennar filed a motion to dismiss the complaint which was denied by the Judge on March 6, 2013. The matter has been scheduled for trial on the Court’s two-week trial docket commencing December 29, 2013.  The parties are presently in the discovery stage and on March 6, 2013, were ordered to attend a non-binding settlement conference in front of the Magistrate Judge. A non-binding settlement conference is scheduled for April 22, 2013.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been quoted on the OTCQB Marketplace since September 6, 2012. From August 2010 to September 2012, we were traded on the NASDAQ Capital Market under the symbol WEST, from September 2007 until July 2010, we were traded under the symbol AKNS, and from August 2006 through August 2007, our common stock was quoted on the OTC Bulletin Board under the symbol AKNS.OB. Prior to that date, there was no active market for our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB Marketplace from September 6, 2012 through December 31, 2012 and previously as reported by the NASDAQ. All historical share prices have been adjusted to reflect this reverse stock split.

	High	Low
Fiscal Year 2011
First Quarter	$2.56	$1.88
Second Quarter	$2.75	$1.00
Third Quarter	$1.83	$0.75
Fourth Quarter	$0.83	$0.26
Fiscal Year 2012
First Quarter	$0.88	$0.32
Second Quarter	$0.57	$0.15
Third Quarter	$0.39	$0.16
Fourth Quarter	$0.20	$0.04

The last reported sale price of our common stock on the OTCQB Marketplace on March 25, 2013, was $0.05 per share. As of March 25, 2013, there were approximately 21 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

The following table sets forth a summary of restricted stock activity for the twelve months ended December 31, 2012 and 2011:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2011	101,446	$7.57
Granted	332,155	$1.46
Forfeited/cancelled	(33,550)	$4.61
Released/vested	(110,256)	$4.91
Outstanding and not vested beginning balance at January 1, 2012	289,795	$1.92
Granted	1,029,113	$0.31
Forfeited/cancelled	(131,216)	$1.68
Released/vested	(1,139,619)	$0.47
Outstanding and not vested at December 31, 2012	48,073	$2.50

The following table sets forth a summary of stock option activity for the twelve months ended December 31, 2012 and 2011:

	Number of Shares Subject To Option 2012	Weighted-Average Exercise Price	Number of Shares Subject To Option 2011	Weighted-Average Exercise Price
Outstanding beginning balance	1,077,744	$5.47	999,775	$8.66
Granted during the year	46,875	0.26	377,699	1.72
Forfeited/cancelled/expired during the year	(444,875)	9.08	(299,730)	11.36
Exercised during the year	—	—	—	—
Outstanding at end of year	679,744	$2.75	1,077,744	$5.47
Exercisable at end of year	477,538	$2.82	468,758	$8.95
Outstanding and expected to vest	669,049	$2.82	1,007,256	$5.68

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding outstanding options and restricted stock awards)
Equity compensation plans approved by stock holders:
2006 Stock Incentive Plan	679,744	$2.75	1,112,308
Equity compensation plans not approved by stock holders	—	$—	—

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

On May 9, 2012, we announced the execution of an agreement and plan of merger with CBD Energy Limited, a diversified renewable energy company based in Sydney, Australia (CBD), which contemplates a merger in which CBD would become our parent company, subject to shareholder approvals and other customary closing conditions. CBD and the Company are working toward completion of the Form F-4 Registration Statement and Proxy Statement, planned to be filed in the coming weeks with the Securities and Exchange Commission. While the target date for completing the merger has been repeatedly delayed, the companies currently anticipate merger closing by early in the third quarter of 2013. In the meantime, our supply relationships have been disrupted, our revenue has declined significantly and we have had to implement significant cost reductions and lay off employees.

In September 2007, we introduced our new “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have three U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157 and Patent No. 7,866,098) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 6 foreign patents. Currently, Westinghouse Solar has nine issued patents and 23 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

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

Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2012 and 2011, there was approximately $0 and $1.1 million, respectively, in excess of the Federal Deposit Insurance Corporation limit of $250,000.

Disruption of Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We had a limited amount of remaining inventory on hand as of December 31, 2012, and although we are actively negotiating alternative sources of supply through other sources, including a CBD Energy Limited preferred supplier, the disruption and loss of our historical primary component supply relationships is severely disruptive to our operations. In recent periods, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of December 31, 2012, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $870,000, plus accrued interest of $76,438, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. We do not anticipate that our prior supplies will make and further shipments to us, which is resulting in decreased sales and revenue for us, and adversely affecting our customer relationships. We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway and we have not received any shipments of panels since April 2012.

Concentration of Risk in Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the years ended December 31, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the years ended December 31, 2012 and 2011, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Twelve Months Ended December 31,
	2012	2011

Lennar Corporation	8.8%	21.5%
Lennox International Inc.	30.1%	20.6%
Lowe’s Companies, Inc.	7.7%	3.5%

We had no receivable balance from Lennar as of December 31, 2012 or 2011. Lennox accounted for 5.9% and 23.1% of our gross accounts receivable as of December 31, 2012, and 2011, respectively. Lowe’s accounted for 4.0% and 13.9% of our gross accounts receivable as of December 31, 2012, and 2011, respectively.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 36.1% and 61.3% of materials purchased during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, accounts payable included amounts owed to these top three vendors of approximately $960,000. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net revenue:

	2012	%	2011	%

Net revenue	$5,222,248	100.0	$11,429,383	100.0
Cost of goods sold	5,249,121	100.5	10,380,051	90.8
Gross profit	(26,873)	(0.5)	1,049,332	9.2
Operating expenses
Sales and marketing	2,078,830	39.8	2,271,392	19.9
General and administrative	6,012,542	115.1	5,868,175	51.3
Total operating expenses	8,091,372	154.9	8,139,567	71.2
Loss from operations	(8,118,245)	(155.5)	(7,090,235)	(62.0)
Other income (expense)
Interest income (expense), net	(103,429)	(2.0)	(21,260)	(0.2)
Adjustment to the fair value of common stock warrants	(416,526)	(8.0)	2,592,722	22.7
Total other income (expense)	(519,955)	(10.0)	2,571,462	22.5
Loss before provision for income taxes and discontinued operations	(8,638,200)	(165.4)	(4,518,773)	(39.5)
Provision for income taxes	—		—
Net loss from continuing operations	(8,638,200)	(165.4)	(4,518,773)	(39.5)
Income (loss) from discontinued operations, net of tax	15,807	0.3	(112,848)	(1.0)
Net loss	(8,622,393)	(165.1)	(4,631,621)	(40.5)
Preferred stock dividend	(174,342)	(3.3)	(99,047)	(0.9)
Preferred deemed dividend	(362,903)	(6.9)	(975,460)	(8.5)
Net loss attributable to common stockholders	$(9,159,638)	(175.4)	$(5,706,128)	(49.9)

Net loss per common and common equivalent share attributable to common shareholders (basic and diluted)	$(0.46)		$(0.46)

Weighted average shares used in computing loss per common share: (basic and diluted)	19,400,724		12,342,655

Year Ended December 31, 2012 as compared to Year Ended December 31, 2011

Net revenue

We generate revenue from the sale of solar power systems. For the year ended December 31, 2012, we generated $5.2 million of revenue, a decrease of $6.2 million, or 54.3%, compared to $11.4 million of revenue for the year ended December 31, 2011. The decrease in revenue was due to a decrease in unit volume of product sales to our dealer network and strategic partners, lower average selling prices, limited inventory levels due to severe, ongoing supplier relationship issues, and the overall soft solar market conditions following punitive tariff announcements in the U.S. related to solar modules manufactured in China. In addition, as of December 31, 2012, we had no current or unshipped orders for solar panel product pending with Suntech. Our supply relationship with Lightway is stalled. We are actively negotiating an alternative supplier through a CBD Energy Limited preferred supplier. Unless we rapidly secure alternative, cost competitive source of supply, our inventory will be depleted and our revenue will diminish significantly, causing disruption to our operations.

Cost of goods sold

Cost of goods sold as a percent of revenue for the year ended December 31, 2012, was 100.5% of net revenue, compared to 90.8% for the year ended December 31, 2011. Gross loss for the year ended December 31, 2012 was $27,000, or 0.5% of revenue, compared to gross profit of $1.0 million or 9.2% of revenue for the same period in 2011. During the year ended December 31, 2012, we recorded a $206,000 non-cash inventory write-down, a $65,000 write-off of accumulated inventory overhead costs and a $112,000 non-cash inventory write-off, representing 7.3% of revenue in total. The $206,000 write-down was an adjustment to the carrying value of our older, smaller-format solar panels and older microinverter inventory to reflect the decline in market prices compared to our original cost and the $112,000 was an inventory write-off of obsolete inventory. The decrease in gross margin for the year ended December 31, 2012 compared to the year ended December 31, 2011, was due to the inventory revaluation, higher inventory overhead allocations related to lower revenue volume, and lower average selling prices, partially offset by a decline in panel and component costs. Excluding the inventory revaluation of $383,000, gross profit would have been $356,000 or 6.8% of revenue.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2012 were $2.1 million, or 39.8% of net revenue as compared to $2.3 million, or 19.9% of net revenue during the same period of the prior year. The $193,000 decrease in sales and marketing expenses for the year ended December 31, 2012 compared to the same period in 2011, was primarily due to decreases in payroll and commission costs of $211,000, travel of $52,000 and advertising and trade shows of $242,000, partially offset by an increase in licensing fees we owe to Westinghouse Electric Corporation of $250,000 for 2012.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2012 were $6.0 million, or 115.1% of net revenue as compared to $5.9 million, or 51.3% of net revenue during the same period of the prior year. The increase in general and administrative expense for the year ended December 31, 2012 was due primarily to increases in legal fees of $915,000, bad debt expense of $451,000 and professional fees of $380,000, partially offset by lower payroll and payroll tax costs of $866,000. The increase in legal and professional fees related to the pending CBD merger transaction and patent litigation settled in May 2012. The increase in bad debt expense was driven by a $400,000 non-cash write-down of a receivable from a supplier reflected in “Other Receivables” in our Condensed Consolidated Balance Sheets.

Interest, net

During the year ended December 31, 2012, net interest expense was approximately $103,000 compared with net interest expense of $21,000 for the same period in 2011, due to interest incurred related to the settlement agreement with Suntech.
Adjustment to the fair value of common stock warrants

During the year ended December 31, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $417,000 in our condensed consolidated statements of operations. The fair value of the warrants is lower now primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants. During the year ended December 31, 2011, we recorded mark-to-market adjustments resulting in a $2.6 million unrealized gain in our condensed consolidated statements of operations.

Income taxes

During the years ended December 31, 2012 and 2011, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2012 was $8.6 million, or $0.46 per share, compared to a net loss from continuing operations of $4.5 million, or $0.46 per share, for the year ended December 31, 2011. For the year ended December 31, 2012, the net loss includes an unfavorable non-cash adjustment to the fair value of common stock warrants of $417,000 compared with a favorable non-cash adjustment to the fair value of the common stock warrants of $2.6 million for the year ended December 31, 2011. Excluding the impact of the common stock warrant adjustments in both periods, net loss from continuing operations for the year ended December 31, 2012 was $8.2 million, or $0.44 per share, compared to a net loss of $7.1 million, or $0.66 per share, for the same period in 2011.

Gain (loss) from discontinued operations

During the year ended December 31, 2012, we recorded a $16,000 net gain from the discontinuance of our installation business segment, compared with a loss of $113,000 during the same period in 2011.

Preferred deemed dividend

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C Preferred Stock, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issued 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000. On November 2, 2012, we provided to the purchasers of our Series C Preferred Stock a draw down notice under the Purchase Agreement. As a result of the draw down, we sold an aggregate of 350 additional shares of our Series C Preferred to the purchasers for aggregate proceeds of $350,000.  Based on the closing price of our common stock as reported on the OTCQB Marketplace (OTCQB) on November 2, 2012 (which was $0.08 per share), the 350 shares of Series C Preferred issued pursuant to the draw down was convertible into 4,375,000 shares of our common stock. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.155 to $0.08 per share on the total 750 shares of Series C Preferred Stock issued and outstanding at November 2, 2012, and which resulted in an increase in the number of common shares issuable, we recognized a preferred deemed dividend of $362,000. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

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

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For each of the two years in the period ending December 31, 2012, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. Based on current cash projections for 2013, we intend to address ongoing working capital needs through cost reduction measures and liquidation of remaining inventory, along with raising additional equity. In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD. No restructuring charges or severance payments were incurred. While the targeted date for completing the merger has been repeatedly delayed, the companies currently anticipate merger closing by early in the third quarter of 2013. In the event that revenue is lower or the merger is delayed further, additional staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of December 31, 2012, we had approximately $127,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at December 31, 2012, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable. Under the Merger Agreement we entered into with CBD, we are required to raise sufficient equity capital, with the cooperation and support of CBD, to meet our own liquidity and working capital requirements. In addition, prior to closing of the merger, CBD may provide capital funding support to us if necessary, subject to conditions and limitations as provided in the Merger Agreement.

In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. We had a limited amount of remaining inventory on hand as of December 31, 2012. We do not have any unshipped orders for solar panel product pending with Suntech, and our supply relationship with Lightway is currently stalled. We are actively negotiating alternative sources of supply through other sources, including a CBD Energy Limited preferred supplier. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations will be disrupted further unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations in recent quarters.

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

Our Line of Credit

On February 15, 2011, we entered into the 2011 Credit Facility with Bridge Bank to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by the parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of December 31, 2012, we had no outstanding amounts borrowed under the 2011 Credit Facility. We had no qualifying accounts receivable at December 31, 2012 and therefore no available borrowing capacity. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable.

Equity Financing Activity

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit. Each unit consists of (i) one share of Series B Preferred Stock, convertible into shares of common stock, and (ii) warrants to purchase shares of common stock, which warrants were not exercisable until six months after issuance and have a term of five years from the date of first exercisability. The aggregate purchase price for the Securities was $3,600,000. As a result of several equity financings after the sale of the foregoing units, the conversion price of the Series B Preferred and the exercise price of the Series K Warrants have been reduced. Currently, the conversion price of the Series B Preferred is $0.05 per share of common stock and the exercise price of the Series K warrant is $0.40 per share of common stock. As of December 31, 2012, 1,757 shares of preferred stock had been converted into 1,152,601 shares of common stock.

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

On September 28, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 500,000 shares of common stock at a price of $0.80 per share, along with the sale of Series M Warrants to purchase up to 325,000 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $0.81 per share. The warrants were not exercisable until six months after issuance and have a term of five years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $500,000. Under the securities purchase agreement, we agreed to amend the outstanding Series L Warrants, such that the exercise price of the Series L Warrants was reduced from $1.17 per share to $0.81 per share. In addition, each of the Series L Warrants, (i) was not exercisable until the six month anniversary of the closing under the September 28, 2011 securities purchase agreement, and (ii) the expiration date was extended such that the warrant is exercisable for five years from the delayed initial exercise date. The outstanding Series L Warrants were originally issued on August 16, 2011, and represent the right to purchase up to an aggregate of 643,564 shares of common stock.

On December 30, 2011, we entered into a securities purchase agreement with CBD, relating to the sale of 1,666,667 shares of common stock at a price of $0.60 per share. The aggregate purchase price was $1,000,000. See previous discussion in Liquidity and Capital resources on proposed merger with CBD.

On March 30, 2012, we entered into an amendment with the outstanding Series K warrants (Series K Amendment) removing the provision for any future price adjustment to the exercise price. On March 30, 2012, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.5%, an expected life of 3.0 years; an expected volatility factor of 109.3% and a dividend yield of 0.0%. The fair value of the warrants decreased to $481,000 as of March 30, 2012 and we recognized a $425,000 unfavorable non-cash adjustment from the change in fair value of these warrants during the three months ended March 31, 2012. As a result of the March 30, 2012 Series K Amendment the fair value of the warrants of $481,000 was reclassified from warrant liability to equity.

On March 30, 2012, pursuant to our supply agreement with Lightway, we issued 1,900,000 share of our common stock to them. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance.

On August 14, 2012, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 2,000,000 shares of our common stock at a price of $0.25 per share. The aggregate purchase price was $500,000.

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C 8% Convertible Preferred Stock at a price of $1,000 per share, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issue 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000.  Subsequently, on November 2, 2012, we sold and issued 350 shares of Series C Preferred for proceeds of $350,000. On January 24, 2013, we provided to the purchasers a draw down notice under the Purchase Agreement. The purchasers agreed to accept the new draw down notice and thereby extend our right to exercise a “put” to sell additional Series C Preferred beyond the Securities Purchase Agreement’s prior expiration date of December 31, 2012. As a result of the draw down, we sold an aggregate of 75 additional shares of its Series C Preferred to the purchasers for aggregate proceeds of $75,000.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investors  relating to the sale and issuance of up to 1,000 shares of our newly created Series D 8% Convertible Preferred Stock (Series D Preferred) at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the Securities Purchase Agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the Securities Purchase Agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the Purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of December 31, 2012, we had approximately $127,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at December 31, 2012, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable.

Cash used in operating activities was approximately $2.5 million for the years ended December 31, 2012. Excluding non-cash items of $704,000 of stock-based compensation expense, $485,000 in bad debt expense and $417,000 of unrealized loss on the fair value adjustment of common stock warrants cash used in operating activities was primarily due to a $625,000 increase in other assets, a $172,000 increase in accrued liabilities and accrued warranty and a $509,000 decrease in accounts payable, offset by a $2.9 million decrease in inventory, a $646,000 decrease in accounts receivable, and a $559,000 decrease in prepaid expenses and other current assets. Cash used in operating activities was approximately $4.5 million for the year ended December 31, 2011. Excluding non-cash items of $2.6 million of unrealized gain on the fair value adjustment of common stock warrants and stock-based compensation expense of $1.1 million, cash used in operating activities was primarily due to a $536,000 increase in other assets, a $454,000 increase in other receivables, a $384,000 decrease in liabilities of discontinued operations and a $218,000 increase in accounts receivable, offset by a $2.4 million increase in accounts payable and a $531,000 decrease in assets of discontinued operations – short term. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

During the year ended December 31, 2012, cash provided by investing activities was $3,000 from proceeds from disposal of property and equipment. Cash provided by investing activities was $180,000 for the December 31, 2011, primarily due to $235,000 in proceeds from disposal of property and equipment from discontinued operations and $19,000 in proceeds from disposal of property and equipment, partially offset by $73,000 in acquisitions of property and equipment.

Cash provided by financing activities was approximately $1.3 million for the year ended December 31, 2012. During the year ended December 31, 2012, we received $1.1 million in proceeds from a preferred stock offering, less $45,000 in payment of placement agent fees, $500,000 in proceeds from a securities purchase agreement, less $183,000 in payment of placement agent and registration fees and $283,000 from the exercise of warrants, partially offset by the repayment of notes payable of $283,000 and the repayment of $92,000 on our line of credit. Cash provided by financing activities was approximately $5.1 million for the year ended December 31, 2011. During the year ended December 31, 2011, we received net proceeds of $5.2 million from the issuance of common and preferred stock, partially offset by the repayment of notes payable of $168,000.

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

Patent Costs. We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful lives we assigned to these assets, approximately 12 years as of December 31, 2012, are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

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

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2012 is primarily related to our outstanding balance on our 2011 Credit Facility. As of December 31, 2012, there was nothing outstanding under the 2011 Credit Facility. If we were to borrow the maximum $750,000 under the 2011 Credit Facility, interest would accrue at the rate of the Bridge Bank Prime rate plus 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as product we purchase from manufacturers outside the United States are denominated in U.S. currency.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Westinghouse Solar, Inc.

We have audited the accompanying consolidated balance sheets of Westinghouse Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows in the two year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Westinghouse Solar, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Burr Pilger Mayer, Inc

San Francisco, California
March 28, 2013

Westinghouse Solar, Inc.
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$127,385	$1,346,777
Accounts receivable, net	365,845	1,096,580
Other receivables	121,990	469,469
Inventory, net	995,713	4,172,809
Prepaid expenses and other current assets	420,108	978,709
Assets of discontinued operations	10,896	87,455
Assets held for sale – discontinued operations	—	18,293
Total current assets	2,041,937	8,170,092
Property and equipment, net	46,877	196,718
Patents, net	1,329,046	103,920
Other assets, net	183,258	851,650
Assets of discontinued operations – long-term	200,000	209,913
Total assets	$3,801,118	$9,532,293

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,329,537	$3,865,039
Accrued liabilities	488,956	428,813
Accrued warranty	329,680	217,812
Common stock warrant liability	9	317,490
Credit facility	—	92,266
Capital lease obligations – current portion	4,385	4,699
Note payable – current portion	—	283,252
Liabilities of discontinued operations – short-term	1,052,819	1,308,820
Total current liabilities	5,205,386	6,518,191

Capital lease obligations, less current portion	328	4,713
Long-term liabilities of discontinued operations	—	10,200
Total liabilities	5,205,714	6,533,104

Commitments, contingencies and subsequent events (Notes 16 and 19)

Series C convertible redeemable preferred stock, $0.001 par value; 800 and 0 shares issued and outstanding on December 31, 2012 and 2011, respectively	983,747	—

Stockholders’ equity (deficit):
Series B convertible redeemable preferred stock, $0.001 par value; 2,243 and 2,273 shares issued and outstanding on December 31, 2012 and 2011, respectively	741,171	751,223
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,924,643 and 16,040,581 shares issued and outstanding at December 31, 2012 and 2011, respectively (Note 1)	26,925	16,041
Additional paid-in capital	76,455,054	72,683,781
Accumulated deficit	(79,611,493)	(70,451,856)
Total stockholders’ equity (deficit)	(2,388,343)	2,999,189
Total liabilities and stockholders’ equity (deficit)	$3,801,118	$9,532,293

The accompanying notes are an integral part of these consolidated financial statements.

Westinghouse Solar, Inc.
Consolidated Statements of Operations

	2012	2011

Net revenue	$5,222,248	$11,429,383
Cost of goods sold	5,249,121	10,380,051
Gross profit	(26,873)	1,049,332
Operating expenses
Sales and marketing	2,078,830	2,271,392
General and administrative	6,012,542	5,868,175
Total operating expenses	8,091,372	8,139,567
Loss from operations	(8,118,245)	(7,090,235)
Other income (expense)
Interest income (expense), net	(103,429)	(21,260)
Adjustment to the fair value of common stock warrants	(416,526)	2,592,722
Total other income (expense)	(519,955)	2,571,462
Loss before provision for income taxes and discontinued operations	(8,638,200)	(4,518,773)
Provision for income taxes	—	—
Net loss from continuing operations	(8,638,200)	(4,518,773)
Income (loss) from discontinued operations, net of tax	15,807	(112,848)
Net loss	(8,622,393)	(4,631,621)
Preferred stock dividend	(174,342)	(99,047)
Preferred deemed dividend	(362,903)	(975,460)
Net loss attributable to common stockholders	$(9,159,638)	$(5,706,128)

Net loss per common and common equivalent share (basic and diluted) attributable to common shareholders	$(0.46)	$(0.46)

Weighted average shares used in computing loss per common share: (basic and diluted)	19,400,724	12,342,655

The accompanying notes are an integral part of these consolidated financial statements.

Westinghouse Solar, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series C Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2011	—	$—	—	$—	11,442,438	$11,442	$68,683,205	$(64,745,728)	$3,948,919
Issuance of Series B redeemable convertible preferred stock and common stock warrants	—	—	4,000	354,545	—	—	89,011	—	443,556
Conversion of convertible redeemable preferred stock to common stock	—	—	(1,727)	(578,782)	891,601	892	577,890	—	—
Preferred deemed dividend	—	—	—	975,460	—	—	—	(975,460)	—
Preferred stock dividends paid in common stock	—	—	—	—	105,682	106	98,941	(99,047)	—
Issuance of common stock pursuant to August and September 2011 Securities Purchase Agreements	—	—	—	—	3,156,766	3,157	2,106,127	—	2,109,284
Issuance of common stock for supply agreement	—	—			150,464	150	99,758	—	99,908
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	—	—	293,630	294	(24,629)	—	(24,335)
Stock-based compensation expense	—	—	—	—	—	—	1,053,478	—	1,053,478
Net loss	—	—	—	—	—	—	—	(4,631,621)	(4,631,621)
Balance at December 31, 2011	—	—	2,273	751,223	16,040,581	16,041	72,683,781	(70,451,856)	2,999,189
Issuance of common stock pursuant to a securities purchase agreement	—	—	—	—	2,000,000	2,000.00	498,000	—	500,000
Issuance of common stock for supply agreement	—	—	—	—	2,110,647	2,111	1,140,690	—	1,142,801
Issuance of Series C Convertible preferred stock a for cash	1,100	1,100,000	—	—	—	—	—	—	—
Preferred deemed dividend	—	362,903	—	—	—	—	—	(362,903)	(362,903)
Conversion of convertible redeemable preferred stock to common stock	(300)	(434,156)	(30)	(10,052)	4,011,000	4,011	440,197	—	434,156
Conversion of common stock warrant liability upon exercise of warrants	—	—	—	—	—	—	734,007	—	734,007
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	1,465,304	1,465	172,876	(174,341)	—
Exercise of warrants for common shares, $0.001 par value	—	—	—	—	472,222	472	282,861	—	283,333
Placement agent and registration fees and other direct costs	—	(45,000)	—	—	—	—	(183,180)	—	(183,180)
Grants of restricted stock, net of forfeitures and upon exercise or expiration of warrants	—	—	—	—	824,889	825	(18,366)	—	(17,541)
Stock-based compensation	—	—	—	—	—	—	704,188		704,188
Net loss	—	—	—	—	—	—	—	(8,622,393)	(8,622,393)
Balance at December 31, 2012	800	$983,747	2,243	$741,171	26,924,643	$26,925	$76,455,054	$(79,611,493)	$(2,388,343)

The accompanying notes are an integral part of these consolidated financial statements.

 Westinghouse Solar, Inc.
Consolidated Statements of Cash Flows
	Twelve Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,622,393)	$(4,631,621)
Adjustments to reconcile net loss to net cash used in by operations:
Depreciation	149,840	192,520
Amortization of patents	67,919	6,722
Bad debt expense	485,072	34,504
Inventory revaluation	383,081	—
Unrealized loss (gain) on fair value adjustment of common stock warrants	416,526	(2,592,722)
Non-cash stock-based compensation expense	704,188	1,053,478
Gain on sale of property and equipment	(3,060)	10,840
Changes in assets and liabilities:
Accounts receivable	645,842	(218,496)
Other receivables	(52,700)	(453,605)
Inventory	2,891,816	149,899
Prepaid expenses and other current assets	558,601	122,310
Assets of discontinued operations – short term	76,560	530,749
Assets held for sale	18,293	37,066
Other assets	(624,654)	(535,800)
Assets of discontinued operations – long-term	9,913	(188,189)
Accounts payable	509,498	2,381,859
Accrued liabilities and accrued warranty	172,011	(13,058)
Liabilities of discontinued operations	(266,201)	(384,232)
Net cash used in operating activities	(2,479,848)	(4,497,776)
Cash flows from investing activities
Acquisition of property and equipment	—	(73,014)
Proceeds from disposal of property and equipment	3,060	18,800
Proceeds from disposal of property and equipment from discontinued operations	—	234,692
Net cash provided by investing activities	3,060	180,478
Cash flows from financing activities
Repayment of notes payable	(283,252)	(167,930)
Borrowing (repayment) on line of credit, net	(92,266)	(447,984)
Repayments on capital lease obligations	(4,698)	(1,588)
Repayments on capital lease obligations from discontinued operations	—	(7,764)
Restricted cash	—	540,250
Proceeds from stock offering	1,100,000	3,600,000
Proceeds from securities purchase agreement	500,000	2,400,000
Proceeds from exercise of warrants	283,333	—
Payment of placement agent and registration fees and other direct costs	(228,180)	(822,619)
Employee taxes paid for vesting of restricted stock	(17,541)	(24,336)
Net cash provided by financing activities	1,257,396	5,068,029
Net increase (decrease) in cash and cash equivalents	(1,219,392)	750,731
Cash and cash equivalents
Beginning of period	1,346,777	596,046
End of period	$127,385	$1,346,777

Supplemental cash flows disclosures:
Cash paid during the period for interest	$26,468	$27,397
Supplemental disclosure of non-cash financing activity:
Fair value of warrants issued in stock offering	$—	$2,713,550
Common stock warrant liability issued in connection with agency placement fee	$—	$89,010
Preferred deemed dividend	$362,903	$975,460
Conversion of preferred stock to common stock	$310,052	$—
Conversion of common stock warrant liability upon exercise of warrants	$252,765	$—
Reclassification of common stock warrant liability to Additional Paid-in Capital	$481,242	$—
Preferred stock dividends paid in common stock	$174,342	$99,047
Property and equipment acquired through capital lease	$—	$11,000
Stock issued to procure inventory	$1,142,801	$99,908
Note payable obtained to finance prepaid insurance	$—	$314,366

The accompanying notes are an integral part of these consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1. Description of Business

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

On May 9, 2012, we announced the execution of an agreement and plan of merger, as amended to date, with CBD Energy Limited, a diversified renewable energy company based in Sydney, Australia (CBD), which contemplates a merger in which CBD would become our parent company, subject to shareholder approvals and other customary closing conditions. CBD and the Company are working toward completion of the Form F-4 Registration Statement and Proxy Statement, planned to be filed in the coming weeks with the Securities and Exchange Commission. While the merger has been repeatedly delayed, the companies currently anticipate merger closing by early in the third quarter of 2013. In the meantime, our supply relationships have been disrupted, our revenue has declined significantly and we have had to implement significant cost reductions and lay off employees.

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

On May 17, 2010, we entered into an exclusive worldwide license agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On July 22, 2010, we announced that we will operate under the name “Westinghouse Solar” and, effective July 23, 2010 at the opening of the market, our stock began trading under the stock symbol “WEST” on the NASDAQ Capital Market. In September 2012, our common stock was delisted from NASDAQ Capital Market and we began trading on the OTCQB under the stock symbol “WEST”. CBD has applied for listing on the NASDAQ Stock Exchange, to be effective upon consummation of the merger. CBD intends to delist from the ASX upon merger closing, subject to shareholder approval.

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

We changed our name from “Akeena Solar, Inc.” to “Westinghouse Solar, Inc.” effective on April 6, 2011. On April 13, 2011, we effected a reverse split of our common stock at a ratio of 1-for-4.

Our Corporate headquarters is located at 1475 S. Bascom Ave., Campbell, CA 95008. Our telephone number is (408) 402-9400. Additional information about Westinghouse Solar is available on our website at http://www.westinghousesolar.com. The information on our web site is not incorporated herein by reference.

Reclassifications

Certain line items have been reclassified to conform to the current presentation. Inventory has been reclassified between finished goods and work in process under Note 4 of our Notes to Consolidated Financial Statements.

Discontinued Operations

See Note 3 for a detailed discussion of our Discontinued Operations.

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

Concentration of Risk in Customer and Supplier Relationships

See Note 17 for a detailed discussion of our concentration of risk in customer and supplier relationships.

2. Summary of Significant Accounting Policies

Liquidity and Financial Position

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For each of the two years in the period ended December 31, 2012 and 2011, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. Based on current cash projections for 2013, we intend to address ongoing working capital needs through cost reduction measures and liquidation of remaining inventory, along with raising additional equity. In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD. No restructuring charges or severance payments were incurred. While the merger has been repeatedly delayed, the companies currently anticipate merger closing by early in the third quarter of 2013. In the event that revenue is lower or the merger is delayed further, additional staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of December 31, 2012, we had approximately $127,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at December 31, 2012, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable. Under the Merger Agreement we entered into with CBD, we are required to raise sufficient equity capital, with the cooperation and support of CBD, to meet our own liquidity and working capital requirements. In addition, prior to closing of the merger, CBD may provide capital funding support to us if necessary, subject to conditions and limitations as provided in the Merger Agreement.

In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. We had a limited amount of remaining inventory on hand as of December 31, 2012. We do not have any unshipped orders for solar panel product pending with Suntech, and our supply relationship with Lightway is currently stalled. We are actively negotiating alternative sources of supply through other sources, including CBD Energy Limited. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations in the next few quarters.

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C 8% Convertible Preferred Stock at a price of $1,000 per share, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issue 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000.  Subsequently, on November 2, 2012, we sold and issued 350 shares of Series C Preferred for proceeds of $350,000. On January 24, 2013, we provided to the purchasers a draw down notice under the Purchase Agreement. The purchasers agreed to accept the new draw down notice and thereby extend our right to exercise a “put” to sell additional Series C Preferred beyond the Securities Purchase Agreement’s prior expiration date of December 31, 2012. As a result of the draw down, we sold an aggregate of 75 additional shares of its Series C Preferred to the purchasers for aggregate proceeds of $75,000.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investors  relating to the sale and issuance of up to 1,000 shares of our newly created Series D 8% Convertible Preferred Stock (Series D Preferred) at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the Securities Purchase Agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the Securities Purchase Agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the Purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000.

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

Accounts Receivable

Accounts receivable consist of trade receivables. We regularly evaluate the collectability of our accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses. We consider a number of factors when estimating credit losses, including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We do not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2012 and 2011.

Goodwill and Other Intangible Assets

We do not amortize goodwill, but rather test goodwill for impairment at least annually.

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 12 years as of December 31, 2012, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Costs associated with patents currently held are approximately $1.4 million, net of approximately $89,000 of accumulated amortization, are included in other assets, net as of December 31, 2012, and are being amortized over the estimated useful life, which was determined to be seventeen years. Amortization expense of patents was approximately $68,000 and $7,000 in each of the years ended December 31, 2012 and 2011, respectively. Estimated amortization expense of patents for the five years subsequent to December 31, 2012, is approximately $110,000 per year. Capitalized filing fees associated with obtaining new patents not yet issued and defense of existing patents (not yet resolved) of approximately $165,000 are included in other assets as December 31, 2012.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $330,000 at December 31, 2012 and $218,000 at December 31, 2011, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:

	Twelve Months Ended
	2012	2011
Beginning accrued warranty balance	$217,812	$51,860
Reduction for labor payments and claims made under the warranty	(1,723)	—
Accruals related to warranties issued during the period	113,591	165,952
Ending accrued warranty balance	$329,680	$217,812

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty at December 31, 2012 and 2011 was approximately $1.0 million and $1.1 million, respectively, and is included within “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

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

Advertising

We expense advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2012 and 2011, was approximately $144,000 and $187,000, respectively.

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the years ended December 31, 2012 and 2011, we expensed approximately $649,000 and $800,000, respectively, in general and administrative costs.

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

	Twelve Months Ended December 31,
	2012	2011
Basic:
Numerator:
Net loss	$(8,622,393)	$(4,631,621)
Less: Net loss allocated to participating securities	170,052	72,062
Net loss attributable to stockholders	(8,452,341)	(4,559,559)
Preferred stock dividend	(174,342)	(99,047)
Preferred deemed dividend	(362,903)	(975,460)
	$(8,989,586)	$(5,634,066)
Denominator:
Weighted-average shares outstanding	19,791,045	12,537,727
Weighted-average unvested restricted shares outstanding	(390,321)	(195,072)
Denominator for basic net loss per share	19,400,724	12,342,655

Basic net loss per share attributable to common stockholders	$(0.46)	$(0.46)

Diluted:
Numerator:
Net loss	$(8,622,393)	$(4,631,621)
Less: Net loss allocated to participating securities	170,052	72,062
Net loss attributable to stockholders	(8,452,341)	(4,559,559)
Preferred stock dividend	(174,342)	(99,047)
Preferred deemed dividend	(362,903)	(975,460)
	$(8,989,586)	$(5,634,066)
Denominator:
Denominator for basic calculation	19,400,724	12,342,655
Weighted-average effect of dilutive stock options	—	—
Denominator for diluted net loss per share	19,400,724	12,342,655

Diluted net loss per share attributable to common stockholders	$(0.46)	$(0.46)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	December 31, 2012	December 31, 2011
Stock options outstanding	679,744	1,077,744
Unvested restricted stock	48,073	289,795
Warrants to purchase common stock	3,398,045	4,106,016
Preferred stock convertible into common stock	35,230,263	3,409,029

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Westinghouse Solar and Fairview, pursuant to the Merger as described in Note 1. We also have two wholly-owned subsidiaries as of December 31, 2012 and 2011. Akeena Corp. and Andalay Solar, Inc. are wholly-owned subsidiaries of Westinghouse Solar, Inc. All inter-company accounts have been eliminated in consolidation.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. As a result of the decision to exit the California installation business we recorded a restructuring charge totaling approximately $3.0 million for the year ended December 31, 2010, the majority of which were non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $765,000 related to headcount reductions paid primarily in shares of our common stock, (ii) inventory write downs of $948,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $367,000. During the year ended December 31, 2010, we recorded a loss from discontinued operations of $6.5 million. During the year ended December 31, 2012, we recorded a $16,000 gain from the discontinued installation business and during the year ended December 31, 2011, we recorded a $113,000 loss from the discontinued installation business.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets at December 31, 2012 and 2011, and consist of the following:

Assets of discontinued operations:	December 31, 2012	December 31, 2011
Accounts receivable and other receivables	$1,340	$41,762
Prepaid expenses and other current assets	—	34,415
Other assets	9,556	11,278
Total current assets of discontinued operations	10,896	87,455
Security deposits on operating leases	—	9,913
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$210,896	$297,368

Liabilities of discontinued operations:	December 31, 2012	December 31, 2011
Accrued liabilities	$8,656	$124,751
Accrued warranty	1,042,663	1,133,549
Deferred revenue	1,500	50,520
Total current liabilities	1,052,819	1,308,820

Other long-term liabilities	—	10,200
Total discontinued operations liabilities	$1,052,819	$1,319,020

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

In connection with the announcement of our exit from the solar panel installation business, we reclassified certain assets as “Assets held for sale,” in the accompanying consolidated balance sheets. At December 31, 2011, we had $18,293 in inventory in assets held for sale. There were no assets held for sale at December 31, 2012.

4. Accounts Receivable

Accounts receivable consists of the following:
	December 31, 2012	December 31, 2011
Trade accounts	$490,401	$1,230,895
Less: Allowance for bad debts	(108,750)	(39,000)
Less: Allowance for returns	(15,806)	(95,315)
	$365,845	$1,096,580

The following table summarizes the allowance for doubtful accounts as of December 31, 2012 and 2011:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Year ended December 31, 2012	$39,000	$485,000	$(415,000)	$109,000
Year ended December 31, 2011	$5,000	$34,000	$—	$39,000

5. Inventory

Inventory consists of the following:

	December 31, 2012	December 31, 2011
Finished goods	$755,643	$3,428,301
Work in process	240,070	744,508
	$995,713	$4,172,809

Included in inventory at December 31, 2012, is an $11,000 credit related to a pricing adjustment from a supply agreement. As of December 31, 2011, we had capitalized in inventory approximately $75,000 in stock compensation related to the restricted stock grant for a supply agreement with Light Way Green New Energy Co., Ltd, and $12,000 related to rent, depreciation and salary costs.

During the year ended December 31, 2012, we recorded a $206,000 non-cash inventory write-down, a $65,000 write-off of accumulated inventory overhead costs and a $112,000 non-cash inventory write-off, representing 7.3% of revenue in total. The $206,000 write-down was an adjustment to the carrying value of our older, smaller-format solar panels and older microinverter inventory to reflect the decline in market prices compared to our original cost and the $112,000 was an inventory write-off of obsolete inventory.

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31, 2012	December 31, 2011
Office equipment	$522,745	$573,852
Leasehold improvements	148,759	148,759
Vehicles	17,992	17,992
	689,496	740,603
Less: Accumulated depreciation and amortization	(642,619)	(543,885)
	$46,877	$196,718

Depreciation expense for the twelve months ended December 31, 2012 and 2011 was approximately $150,000 and $193,000, respectively. Beginning in the fourth quarter 2010, concurrent with our change in business model to a pure a manufacturing and distribution business, a portion of depreciation expense related to leasehold improvements and equipment in our warehouse is allocated to cost of goods sold. All other depreciation is included in general and administrative expense.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2012	December 31, 2011
Accrued salaries, wages, benefits and bonus	$65,581	$92,692
Sales tax payable	877	1,159
Accrued accounting and legal fees	5,160	138,233
Allowance for returns	—	20,081
Customer deposit payable	36,540	13,819
Accrued interest	76,438	—
Royalty payable	262,500	125,000
Other accrued liabilities	41,860	37,829
	$488,956	$428,813

8. Credit Facility

Line of credit

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of December 31, 2012, there were no borrowings under the 2011 Credit Facility. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable. As of December 31, 2011, there was approximately $92,000 borrowed under the 2011 Credit Facility.

9. Capital Lease Obligations

Our capital lease obligation consists of a lease on equipment. Our scheduled principal maturities relating to this capital lease obligation at December 31, 2012 is approximately $5,000 in 2013.

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

We have 101,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of December 31, 2012, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, all of which have been converted or cancelled and none of which remain outstanding, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, of which 2,242.686 shares remain outstanding and (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, of which 800 shares remain outstanding. See “Subsequent Events” for a discussion of the sale of our Series C and Series D Convertible Redeemable Preferred Stock.

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

On September 28, 2011, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 500,000 shares of common stock at a price of $0.80 per share, along with the sale of Series M Warrants to purchase up to 325,000 shares of common stock (65% of the number of shares of common stock initially issued) at an exercise price of $0.81 per share. The warrants were not exercisable for six months after issuance and have a term of 5½ years from the date they are first exercisable. The aggregate purchase price for the shares and the warrants was $500,000. Under the securities purchase agreement, we agreed to amend the outstanding Series L Warrants, such that the exercise price of the Series L Warrants was reduced from $1.17 per share to $0.81 per share. In addition, each of the Series L Warrants, (i) was not exercisable for the six month anniversary of the closing under the September 28, 2011 securities purchase agreement, and (ii) the expiration date is extended such that the warrant is exercisable for five years from the delayed initial exercise date.

On December 30, 2011, we entered into a securities purchase agreement with CBD, relating to the sale of 1,666,667 shares of common stock at a price of $0.60 per share. The aggregate purchase price was $1,000,000. As a result of the December 30, 2011 sale, (i) the conversion price of the Series B Preferred was reduced to $0.60 per share of common stock, and (ii) the exercise price per share of the Series K Warrants was reduced to $0.60 per share of common stock.

On March 30, 2012, we entered into an amendment to the outstanding Series K warrants which removed the provision for any future price adjustment to the exercise price. See “Stock Warrants and Warrant Liability” for a discussion on the accounting treatment of these warrants.

On March 30, 2012, pursuant to a supply agreement with Lightway, we issued 1,900,000 share of our common stock to them. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance.

On August 14, 2012, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 2,000,000 shares of our common stock at a price of $0.25 per share.  The aggregate purchase price was $500,000.

See Note 13 for a discussion of the accounting treatment of the stock warrant transactions discussed above.

11. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). Each unit consists of (i) one share of Series B Preferred Stock (the “Series B Preferred”), with each such share of Series B Preferred initially convertible into 500 shares of common stock at an initial conversion price of $1.80 per share, subject to future adjustment for various events, and (ii) warrants to purchase 425 shares of common stock at an initial exercise price of $2.40 per share, subject to future adjustment for various events, which warrants were not exercisable for six months after issuance and have a term of five years from the date of first exercisability (the “Series K Warrants” and together with the Series B Preferred, the “Securities”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of December 31, 2012, 1,757 shares of preferred stock had been converted into 1,152,601 shares of common stock.

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

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C Preferred Stock, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issued 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000. On November 2, 2012, we provided to the purchasers of our Series C Preferred Stock a draw down notice under the Purchase Agreement. As a result of the draw down, we sold an aggregate of 350 additional shares of our Series C Preferred to the purchasers for aggregate proceeds of $350,000.  Based on the closing price of our common stock as reported on the OTCQB Marketplace (OTCQB) on November 2, 2012 (which was $0.08 per share), the 350 shares of Series C Preferred issued pursuant to the draw down was convertible into 4,375,000 shares of our common stock. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.155 to $0.08 per share on the total 750 shares of Series C Preferred Stock issued and outstanding at November 2, 2012, and which resulted in an increase in the number of common shares issuable, we recognized a preferred deemed dividend of $362,000. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Effective October 18, 2012, we amended our Series B Certificate of Designation to reduce the “Floor Price” limitation related to the conversion rights of the Series B Preferred Stock from $0.10 to $0.01 per share.

On January 24, 2013, we provided to the Purchasers of our Series C Preferred Stock a draw down notice under the Purchase Agreement. The Purchasers agreed to accept the new draw down notice and thereby extend our right to exercise a “put” to sell additional Series C Preferred beyond the Securities Purchase Agreement’s prior expiration date of December 31, 2012. As a result of the draw down, we sold an aggregate of 75 additional shares of Series C Preferred to the Purchasers for aggregate proceeds of $75,000. Based on the closing price of our common stock as reported on the OTCQB Marketplace on January 24, 2013 (which was $0.05 per share), the 75 shares of Series C Preferred to be issued pursuant to the draw down would be convertible into 1,500,000 shares of our common stock.

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B 4% Convertible Preferred Stock (the “Series B Preferred”), the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As of March 7, 2013, there were 2,209.686 shares of Series B Preferred that remain outstanding. With the January 24, 2013 draw down, and after recent conversions of our Series C Preferred, there are 310 shares of Series C Preferred that remain outstanding. After adjustment to the conversion prices as a result of the January 24th draw down, the outstanding Series B Preferred and Series C Preferred would be convertible into 39,774,348 shares and 6,200,000 shares, respectively, of our common stock.

See Note 13 for a discussion of the accounting treatment of the stock warrant transactions described above.

12. Stock Option and Incentive Plan

On August 8, 2006, we adopted the Westinghouse Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 1,112,310 shares available for issuance under the Stock Plan as of December 31, 2012.

Restricted stock and options to purchase common stock may be issued under the Stock Plan. The restriction period on restricted stock grants generally expire at a rate of 25% per quarter over one year or 25% per year over four years, unless decided otherwise by our Compensation Committee. Options to purchase common stock generally vest and become exercisable at a rate of 25% per quarter over one year or as to one-third of the total amount of shares subject to the option on each of the first, second and third anniversaries from the date of grant. Options to purchase common stock generally have a 5-year term.

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

We recognized stock-based compensation expense of approximately $704,000 and $1.1 million during the twelve months ended December 31, 2012 and 2011, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the twelve months ended December 31, 2012 and 2011:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2011	101,446	$7.57
Granted	332,155	$1.46
Forfeited/cancelled	(33,550)	$4.61
Released/vested	(110,256)	$4.91
Outstanding and not vested beginning balance at January 1, 2012	289,795	$1.92
Granted	1,029,113	$0.31
Forfeited/cancelled	(131,216)	$1.68
Released/vested	(1,139,619)	$0.47
Outstanding and not vested at December 31, 2012	48,073	$2.50

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2012 and 2011, there was approximately $96,000 and $465,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the twelve months ended December 31, 2012 and 2011, was approximately $256,000 and $161,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the twelve months ended December 31, 2012 and 2011, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the twelve months ended December 31, 2012 and 2011:

	Number of Shares Subject To Option 2012	Weighted-Average Exercise Price	Number of Shares Subject To Option 2011	Weighted-Average Exercise Price
Outstanding beginning balance	1,077,744	$5.47	999,775	$8.66
Granted during the year	46,875	0.26	377,699	1.72
Forfeited/cancelled/expired during the year	(444,875)	9.08	(299,730)	11.36
Exercised during the year	—	—	—	—
Outstanding at end of year	679,744	$2.75	1,077,744	$5.47
Exercisable at end of year	477,538	$2.82	468,758	$8.95
Outstanding and expected to vest	669,049	$2.82	1,007,256	$5.68

Stock options are valued at the estimated fair value on the grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the twelve months ended December 31, 2012 and 2011 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Twelve Months Ended December 31,
	2012	2011
Weighted-average volatility	105.5%	103.8%
Expected dividends	0.0%	0.0%
Expected life	2.9 years	3.0 years
Weighted-average risk-free interest rate	0.25%	1.1%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.14 for the stock options to purchase 46,875 shares of common stock granted during the twelve months ended December 31, 2012 and $1.07 for the stock options to purchase 377,699 share of common stock granted during the twelve months ended December 31, 2011. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of December 31, 2012 and 2011, was 2.9 years and 3.2 years, respectively. The total estimated fair value of stock options vested during the twelve months ended December 31, 2012 and 2011 was approximately $406,000 and $541,000, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2012 and 2011 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2012 and 2011, there was approximately $94,000 and $520,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.0 years and 1.5, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the twelve months ended December 31, 2012 and 2011, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

Non-vested stock option activity for the year ended December 31, 2012 is as follows:
	Non-Vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	608,986	$0.85
Granted	46,875	$0.14
Forfeited/cancelled	(140,415)	$(1.70)
Released/vested	(313,240)	$(1.30)
Outstanding at December 31, 2012	202,206	$0.65

Options outstanding at December 31, 2012 are summarized as follows:

	Options Outstanding			Vested Options
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.11 - $0.58	114,865	4.2	$0.45	86,115	$0.41
$0.75 - $2.04	88,596	3.4	$1.46	88,596	$1.46
$2.16 - $2.44	146,113	3.0	$2.21	75,281	$2.26
$3.48 - $10.84	128,875	1.5	$4.95	113,751	$5.15
$17.44 - $32.08	1,295	0.5	$32.08	1,295	$32.08
$0.11 - $32.08	479,744	3.0	$2.47	365,038	$2.64

13. Stock Warrants and Warrant Liability

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

The following table summarizes the Warrant activity for the twelve months ending December 31, 2012 and 2011:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	1,503,997	$9.32
Issued	2,758,269	$0.72
Exercised	—	$—
Cancelled/expired	(156,250)	$(5.36)
Outstanding at December 31, 2012	4,106,016	$3.57
Issued	—	$—
Exercised	(472,222)	$(0.60)
Cancelled/expired	(235,749)	$(40.32)
Outstanding at December 31, 2012	3,398,045	$1.36

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	December 31, 2012
Fair value of common stock warrant liability	$—	$—	$9	$9
Accrued rent related to office closures	—	—	8,657	8,657
Total	$—	$—	$8,666	$8,666

Liabilities	Level 1	Level 2	Level 3	December 31, 2011
Fair value of common stock warrant liability	$—	$—	$317,490	$317,490
Accrued rent related to office closures	—	—	79,888	79,888
Total	$—	$—	$397,378	$397,378

A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 13. The accrued rent relates to a non-cash charge for the closure of our Anaheim, California location, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.6%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2012:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2012	$79,888	$317,490	$397,378
Total realized and unrealized gains or losses	354	416,526	416,880
Repayments	(71,585)	—	(71,585)
Transfers out of level 3 upon exercise or conversion	—	(734,007)	(734,007)
Ending balance – December 31, 2012	$8,657	$9	$8,666

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

15. Income Taxes

During the years ended December 31, 2012 and 2011, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax assets.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2012 and 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31, 2012	December 31, 2011
Tax at Federal Statutory Rate	$(2,936,000)	$(1,536,000)
State taxes, net of Federal benefit	(454,000)	(385,000)
Research and Development Credits	—	(13,000)
Fair Market Value of Warrants	142,000	(882,000)
Stock Based Compensation	145,000	218,000
Other permanent items	(7,000)	2,000
Valuation allowance	3,110,000	2,596,000
Income Tax Provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss and credit carryforwards	$27,874,000	$24,978,000
Stock-Based Compensation	1,190,000	1,113,000
Accruals	976,000	811,000
Basis difference for fixed assets and intangibles	190,000	224,000
Total gross deferred tax assets	30,230,000	27,126,000
Valuation allowance	(30,230,000)	(27,126,000)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  We established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.  At December 31, 2012, we had useable net operating loss carryforwards of approximately $69.4 million for federal and $67.2 million for state income tax purposes available to offset future taxable income expiring through 2032 for both federal and California.  At December 31, 2012, we had useable R & D credits of approximately $332,000 for federal and $231,000 for California.  The federal credits expire through 2032 and the state credits have no expiration.  The net change in the valuation allowance during the years ended December 31, 2012 and 2011 was an increase of approximately $3,100,000 primarily due to current year losses.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income, which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The company has not concluded its analysis of Section 382 through December 31, 2012 but believes that these provisions will not limit the availability of losses to offset future income.

On January 1, 2007, we adopted ASC Topic 740—Income Taxes (“ASC 740”) FASB ASC 740, “Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Due to net operating loss and research credit carryforwards, substantially all of our tax years remain open to U.S. federal and state tax examinations. We classify interest and penalties recognized pursuant to Interpretation 48 as part of income tax expense. No interest or penalties related to unrecognized tax benefits have been accrued for the year ended December 31, 2012. We anticipate our unrecognized tax benefits will increase in the next 12 months due to any additional research credits claimed.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	2012	2011
Balance, beginning of year	$136,000	$123,000
Additions based on tax positions related to the current year	—	13,000
Additions for tax positions related to prior years	4,000	—
Reductions for tax positions related to prior years	—	—
Balance, end of year	$140,000	$136,000

In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $121,000 and $117,000 at December 31, 2012 and 2011 respectively, of unrecognized tax benefits would impact the effective rate, if recognized.

16. Commitments and Contingencies

Westinghouse License

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. The agreement automatically renews on January 1, 2014, unless terminated by us upon written notification at least 120 days prior to termination. Future minimum payments due under this agreement are $1.0 million for the year ending December 31, 2013.

Non-Cancelable Operating Leases

The operating lease for our Campbell, California corporate office facility expires on December 31, 2013. The lease on our San Jose, California warehouse facility is month-to-month. Total rent paid for continuing operations amounted to approximately $203,000 and $200,000 for the years ended December 31, 2012 and 2011, respectively. Total rent paid for the years ended December 31, 2012 and 2011 for our discontinued installation operations amounted to approximately $90,000, offset by $23,000 in rental income, and $265,000, offset by $41,000 in rental income, respectively. During the year ended December 31, 2010, we took a non-cash charge of approximately $236,000 for future lease payments for office space in Anaheim, Clovis and San Diego, California. We do not occupy the Anaheim, Clovis and San Diego locations as a result of the discontinuation of our installation operations. Future minimum lease payments on operating leases at December 31, 2012 are as follows:

2013	$115,059
2014	—
2015	—
2016	—
2017	—
Thereafter	—
Total minimum lease payments	$115,059

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 28, 2013, Suntech has not sought to enforce its judgment. As of December 31, 2012, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of 946,438.

On December 28, 2012, we filed a complaint against Lennar Homes, LLC (Lennar) in the United States District Court for the Southern District of Florida stating claims for breach of contract under a supply agreement. As previously disclosed, Lennar had agreed to purchase solar power systems from us for residential housing Lennar was developing and constructing. Under the agreement, Lennar had a 600 home order commitment by March 1, 2012, with stated penalty amounts payable for any shortfall below that minimum. Through December 28, 2012, Lennar had only ordered and paid for solar power systems for 234 new homes.  Lennar filed a motion to dismiss the complaint which was denied by the Judge on March 6, 2013. The matter has been scheduled for trial on the Court’s two-week trial docket commencing December 29, 2013.  The parties are presently in the discovery stage and on March 6, 2013, were ordered to attend a non-binding settlement conference in front of the Magistrate Judge. The non-binding settlement conference is scheduled for April 22, 2013.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

 17. Concentration of Risk in Customer and Supplier Relationships

Disruption of Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We had a limited amount of remaining inventory on hand as of December 31, 2012, and although we are actively negotiating alternative sources of supply through other sources, including a CBD Energy Limited preferred supplier, the disruption and loss of our historical primary component supply relationships is severely disruptive to our operations.  In recent periods, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of December 31 2012, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $870,000, plus accrued interest of $76,438, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. We do not anticipate that our prior supplies will make and further shipments to us, which is resulting in decreased sales and revenue for us, and adversely affecting our customer relationships. We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway and we have not received any shipments of panels since April 2012.

Concentration of Risk in Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the year ended December 31, 2012 and 2011, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the year ended December 31, 2012 and 2011, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Twelve Months Ended December 31,
	2012	2011

Lennar Corporation	8.8%	21.5%
Lennox International Inc.	30.1%	20.6%
Lowe’s Companies, Inc.	7.7%	3.5%

We had no receivable balance from Lennar as of December 31, 2012 or December 31, 2011. Lennox accounted for 5.9% and 23.1% of our gross accounts receivable as of December 31, 2012 and 2011, respectively. Lowe’s accounted for 4.0% and 13.9% of our gross accounts receivable as of December 31, 2012 and 2011, respectively.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 36.1% and 61.3% of materials purchased during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, accounts payable included amounts owed to these top three vendors of approximately $960,000. At December 31, 2011, accounts payable included amounts owed to the top three vendors of approximately $3.3 million.

18. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved the 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. In 2011, we began making matching contributions equal to 10% of the employee contribution. For the year ended December 31, 2012, there was no accrual relating to this matching contribution. For the year ended December 31, 2011, approximately $13,000 was included in accrued liabilities related to this matching contribution.

19. Subsequent Events

On January 24, 2013, we provided to the Purchasers of our Series C Preferred Stock a draw down notice under the Purchase Agreement. The Purchasers agreed to accept the new draw down notice and thereby extend our right to exercise a “put” to sell additional Series C Preferred beyond the Securities Purchase Agreement’s prior expiration date of December 31, 2012. As a result of the draw down, we sold an aggregate of 75 additional shares of Series C Preferred to the Purchasers for aggregate proceeds of $75,000. Based on the closing price of our common stock as reported on the OTCQB Marketplace on January 24, 2013 (which was $0.05 per share), the 75 shares of Series C Preferred to be issued pursuant to the draw down would be convertible into 1,500,000 shares of our common stock.

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B 4% Convertible Preferred Stock (the “Series B Preferred”), the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.08 to $0.05 per share on the total 795 shares of Series C Preferred Stock issued and outstanding at January 24, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $270,000. Since we are in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. As of March 7, 2013, there were 2,209.686 shares of Series B Preferred that remain outstanding. With the January 24, 2013 draw down, and after recent conversions of our Series C Preferred, there are 310 shares of Series C Preferred that remain outstanding. After adjustment to the conversion prices as a result of the January 24th draw down, the outstanding Series B Preferred and Series C Preferred would be convertible into 39,774,348 shares and 6,200,000 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with certain institutional accredited investors (the “Purchasers”) relating to the sale and issuance of up to 1,000 shares of our newly created Series D 8% Convertible Preferred Stock (Series D Preferred) at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the Securities Purchase Agreement permits the purchasers to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended December 31, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control. Based on our evaluation under the framework in Internal Control, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Part III under Item 10 will be included in either our Proxy Statement for the 2013 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information required by Part III under Item 11 will be included in either our Proxy Statement for the 2013 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Information required by Part III under Item 12 will be included in either our Proxy Statement for the 2013 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions; and Director Independence.

Information required by Part III under Item 13 will be included in either our Proxy Statement for the 2013 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information required by Part III under Item 14 will be included in either our Proxy Statement for the 2013 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, one of which will be filed with the SEC within 120 days after December 31, 2012, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Westinghouse Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

2.2
Agreement and Plan of Merger, dated May 7 2012, by and among Westinghouse Solar, Inc., CBD Energy Limited and CBD-WS Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 9, 2012)

2.3
Amendment No. 1 to Waiver Agreement, by and among Capital Anstalt, Westinghouse Solar, Inc., and CBD Energy Limited, dated as of September 21, 2012 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 27, 2012)

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

4.11
Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

4.12
Certificate of Amendment of the Certificate of Designation of Preferences, Rights and Limitations of the Series B 4% Convertible Preferred Stock, dated as of October 18, 2012 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

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

10.29
Employment Agreement between Westinghouse Solar, Inc. and Margaret Randazzo, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 14, 2012)

10.30
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of August 14, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2012)

10.31
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of October 18, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Accounting Firm Burr Pilger Mayer, Inc.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

**
The certification attached as Exhibits 32 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

Dated: March 27, 2013

WESTINGHOUSE SOLAR, INC.

/s/ Margaret R. Randazzo
Margaret R. Randazzo
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 27, 2013.

Signature	Title

/s/ Margaret R. Randazzo	Chief Executive Officer
Margaret R. Randazzo	(Principal Financial and Accounting Officer)

/s/ Edward L. Bernstein	Director
Edward L. Bernstein

/s/ Gary Effren	Director
Gary Effren

/s/ Mark L. Kalow	Director
Mark L. Kalow

/s/ Ron Kenedi	Director
Ron Kenedi

Director
Robert F. Kennedy, Jr.

/s/ Ed Roffman	Director
Ed Roffman

Exhibit Index

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Westinghouse Solar, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

2.2
Agreement and Plan of Merger, dated May 7 2012, by and among Westinghouse Solar, Inc., CBD Energy Limited and CBD-WS Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 9, 2012)

2.3
Amendment No. 1 to Waiver Agreement, by and among Capital Anstalt, Westinghouse Solar, Inc., and CBD Energy Limited, dated as of September 21, 2012 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 27, 2012)

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

4.11
Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

4.12
Certificate of Amendment of the Certificate of Designation of Preferences, Rights and Limitations of the Series B 4% Convertible Preferred Stock, dated as of October 18, 2012 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

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

10.29
Employment Agreement between Westinghouse Solar, Inc. and Margaret Randazzo, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 14, 2012)

10.30
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of August 14, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2012)

10.31
Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchaser (as defined therein), dated as of October 18, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Accounting Firm Burr Pilger Mayer, Inc.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

**
The certification attached as Exhibits 32 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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