Form 10-K/A
period 2012-12-31
Westinghouse Solar, Inc.
filed 2013-03-29
CIK 1347452

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

Explanatory Note

This Amendment No. 1 is being filed solely for the purpose of including the XBRL files, which were inadvertently omitted from the initial filing.  There have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K is being re-filed.

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

Dated: March 28, 2013

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