Form 10-K/A
period 2012-12-31
Westinghouse Solar, Inc.
filed 2013-04-26
CIK 1347452

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

As of April 25, 2013, 41,241,355 shares of common stock of the registrant were outstanding.

Explanatory Note

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends Amendment No. 1 to our Annual Report on Form 10-K/A of Westinghouse Solar, Inc. for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012 (the “Original Filing”). We are filing this Amendment No. 2 to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. We are also including as an exhibit the current certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment No. 2. Accordingly, Amendment No. 2 should be read in conjunction with the Original Filing. In Amendment No. 2, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Westinghouse Solar, Inc. Other defined terms used in Amendment No. 2 but not defined herein shall have the meaning specified for such terms in the Original Filing.

WESTINGHOUSE SOLAR, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our current directors and executive officers are as follows:

Name	Age	Position
Margaret Randazzo	45	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Edward L. Bernstein	61	Director

Gary Effren	57	Director

Mark L. Kalow	58	Director

Ron Kenedi	65	Director

Robert F. Kennedy, Jr.	59	Director

Edward Roffman	63	Director

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

Margaret Randazzo, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. Ms. Randazzo became the Company’s Chief Executive Officer on May 7, 2012. Ms. Randazzo is also the Company’s Chief Financial Officer beginning in December 2009, after serving as the Company’s Controller since the end of 2008. Ms. Randazzo began her career as a manager in the Audit and Business Advisory Division of Arthur Andersen LLP in Dallas. In 1996, she joined the Fort Worth Star-Telegram as a financial planning manager and in 1998, was named vice president and chief financial officer of the Star-Telegram. In 2001, Ms. Randazzo joined the Star-Telegram's corporate parent, Knight Ridder, and held positions of increasing responsibility at the company, including vice president and controller and special assistant to the president. In 2006, upon the McClatchy Company's acquisition of Knight Ridder, Ms. Randazzo was named president and publisher of The Modesto Bee and had oversight of the Merced Sun-Star. Ms. Randazzo earned a bachelor's of business administration degree in accounting from the University of Oklahoma and is a certified public accountant in the state of Texas.

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

Gary Effren, Director.   Mr. Effren has been a director since December 30, 2010. The Board’s Nominating and Corporate Governance Committee decided that Mr. Effren should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, achievements in financial and accounting matters, absence of conflicts of interest, demonstrated sound judgment, overall business understanding, and available time to dedicate to the role. Mr. Effren is also on the Board of Directors and is the Audit Committee Chairman of Glam Media, Inc. a digital content company. Previously, he was the Company’s President from December of 2009 until December of 2010. Prior to being President, Mr. Effren served as the Company’s Chief Financial Officer from September of 2007 until December 2009. From 1980 to 2006, Mr. Effren held various executive financial positions at Knight Ridder, Inc., a Fortune 500 media company. Mr. Effren served as the Vice President/Finance of Knight Ridder from January 2005 until his departure in 2006. Prior to that, Mr. Effren served as Senior Vice President/Finance and Chief Financial Officer of Knight Ridder from 2001 to 2004, and as Vice President/Controller of Knight Ridder from 1995 to 2001. During his tenure at Knight Ridder, Mr. Effren’s overall responsibilities included corporate accounting and financial reporting, strategic business development, tax, treasury, risk management and investor relations. Prior to joining Knight Ridder, Mr. Effren worked as an auditor at Peat Marwick Mitchell. Mr. Effren is a CPA with 30 years of experience in accounting and finance. Mr. Effren earned an MBA from the University of Miami and earned a bachelor’s degree in Commerce from Rider College in New Jersey.

Mark Kalow, Director.   Mr. Kalow has been a director since December 2011 and was appointed as Lead Independent Director on May 8, 2012. The Board’s Nominating and Corporate Governance Committee decided that Mr. Kalow should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role. Since 2004, Mr. Kalow has been a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development. He currently serves on the board of directors of Rope Partner (2010), a wind energy service company, LSF Network (2002), an e-marketing services company, Propell Corporation (PROP.OB) (2008), a supplier of e-commerce solutions, Dogfish Software (2008), a software services provider, and Pure Depth, Inc. (2006), a display technology licensing company.  From 2004 through 2008, Mr. Kalow served on the Board of Photoworks, Inc., and from 1998 through 1999, served as CEO of Live Picture, Inc.  Mr. Kalow graduated in 1975 with a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and in 1977 received a Masters in Business Administration with a concentration in financial management from the University of Chicago.

Ron Kenedi, Director.   Mr. Kenedi has been a director since January 2011. The Board’s Nominating and Corporate Governance Committee decided that Mr. Kenedi should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role. Mr. Kenedi is CEO of Solar Generation Network, a lead generation marketing company. He is also the President of Ron Kenedi Consulting. From 2002 through 2010, Mr. Kenedi served as vice president of Sharp Electronics Corporation’s Solar Energy Solutions Group. Mr. Kenedi was responsible for the establishment and expansion of Sharp’s North American solar division and played a key role in achieving several milestones in the solar arena. From 1999 to 2002, Mr. Kenedi was vice president of sales and marketing for Photocomm/Kyocera Solar. In this capacity, he created and developed the organization’s dealer network, and expanded Kyocera’s U.S. market share from 5 to 20 percent within two years.  Mr. Kenedi launched “SOLA in NOLA,” which supplied solar power systems to New Orleans communities impacted by Hurricane Katrina. Mr. Kenedi has served as a solar industry spokesperson and is a member of the Solar Energy Industry Association (SEIA), the California Solar Energy Industry Association (CALSEIA), the Arizona Solar Energy Industry Association (ARISEIA) and The International Solar Energy Society (ISEIA). In 1969, Mr. Kenedi earned a Bachelor of Arts (Magnum cum Laude), from the State University of New York at Stony Brook.

Robert F. Kennedy, Jr., Director. Mr. Kennedy has been a director since December 2011. The Board’s Nominating and Corporate Governance Committee decided that Mr. Kennedy should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role. Mr. Kennedy is one of the world’s leading environmental advocates and attorneys. Since 1984, he has served as chief prosecuting attorney for the Hudson Riverkeeper and president of Waterkeeper Alliance. Since 1987, he has also been a clinical professor and the supervising attorney at Pace University School of Law’s Environmental Litigation Clinic, and a venture partner in and senior advisor to VantagePoint Capital Partners, the world’s premiere cleantech investment firm. In 2010, Mr. Kennedy was named one of Time magazine's “Heroes for the Planet,” and is a New York Times bestselling author. Mr. Kennedy graduated in 1976 from Harvard University and studied at the London School of Economics. He received his law degree from the University of Virginia Law School. He subsequently attended Pace University School of Law, where he was awarded a Masters Degree in Environmental Law.

Ed Roffman, Director.   Mr. Roffman has been a director since August 2006. The Board’s Nominating and Corporate Governance Committee decided that Mr. Roffman should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, achievements in financial and accounting matters, absence of conflicts of interest, demonstrated sound judgment, overall business understanding, and available time to dedicate to the role. Since January 2011 Mr. Roffman served as Chief Financial Officer of Alphabird, Inc. Alphabird is in the online video advertising business. Prior to Alphabird, he served as the part-time Chief Financial Officer of Public Media Works, Inc. (October 2010 to October 2011) (Public Media Works was in the video rental business) and from January 2008 to December 2009, Mr. Roffman was the part-time Chief Financial Officer of Cryptic Studios, a developer of massively multiplayer video games. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. Mr. Roffman currently serves on the board of Caldera Pharmaceutical, Inc. (OTCBB). Caldera is a research and development company engaged in various aspects of drug discovery. The cornerstone of its business is its unique technology based on direct chemical analysis of protein-drug combinations by means of micro X-ray fluorescence. Mr. Roffman is a CPA with over 40 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.

There are no family relationships among our directors, nominees for director and executive officers.

Stockholder Nominations

We have not made any material changes in 2012 to the procedures by which our stockholders may recommend nominees to the Board of Directors.

Audit Committee of the Board of Directors

The Company has a standing Audit Committee, which is comprised of Messrs. Roffman, Bernstein and Kalow. Our Board has designated Mr. Roffman as our audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee of the Board of Directors has the authority and responsibility to select, evaluate and, when appropriate, replace the company’s independent registered public accounting firm. The Audit Committee monitors the activities of the Company’s external auditors, including the audit scope, the external audit fees, auditor independence matters and the extent to which the independent auditors may be retained to perform advisory services. The Audit Committee also reviews the results of the external audit work to assess the adequacy and appropriateness of the Company’s financial and accounting controls. The Audit Committee reviews changes in accounting standards that impact the Company’s financial statements and discusses with management major events, including legal matters and tax audits, which may have significant financial impact or are the subject of discussions with the independent auditors. In addition, the Audit Committee oversees the Company’s internal audit and compliance programs. The Audit Committee has established a charter, a current copy of which is available on the investor relations section of our website at http://ir.westinghousesolar.com/Governance.cfm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company by such persons, the Company believes that during fiscal 2012 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with; however, we identified nine filings that were not made on a timely basis. Ed Bernstein, Gary Effren, Mark Kalow, Ron Kenedi, Robert F. Kennedy, Jr., Ed Roffman and Jon Witkin were late filing one Form 4, each with regard to a restricted stock grant and a stock option grant, and Margaret Randazzo and Barry Cinnamon were late filing one Form 4, each with regard to a restricted stock grant.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth certain information about the compensation paid, earned or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2012, 2011 and 2010 by our President, Chief Executive Officer, and Chief Financial Officer and our other most highly compensated executive officers (our “Named Executive Officers”). We did not have any other executive officers in the fiscal year ended December 31, 2012 that were paid or earned compensation in excess of $100,000 for services rendered during such fiscal year.
Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total

Margaret Randazzo, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2012	$212,652	$10,633	$—	$1,899	(2)	$225,184
	2011	$183,339	$3,200	$85,625	$4,078	(3)	$276,242
	2010	$175,008	$17,400	$42,216	$645	(2)	$235,269

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

(2)	Represents reimbursement of medical insurance.
(3)	Represents $1,383 in matching contributions under the Company’s 401(k) profit sharing plan and $2,695 for reimbursement of medical insurance.

Employment Agreements and Post Termination Compensation

On May 7, 2012, Margaret Randazzo was appointed as the Company’s interim chief executive officer, president, and secretary. She also continued in her capacity as the chief financial officer. In connection with her appointment as the Company’s interim CEO, the Company entered into an employment agreement pursuant to which the Company will pay Ms. Randazzo an annual gross salary of $225,000 until December 31, 2012 or the earlier closing of the Merger, upon which a reasonably acceptable successor position will be agreed upon between the parties, with a salary of not less than $225,000 on an annual basis, and a target bonus not less than 45% of the base salary. In addition to Ms. Randazzo’s salary as interim CEO, she will also be eligible to participate in the Company’s bonus program (with a target bonus of $100,000, of which 50% will be payable in stock of the Company or a successor employer (valued at the VWAP (Volume Weighted Average Price) for the 10 trading days preceding the consummation of the Merger) and 50% will be payable in cash in the last payroll distribution of December 2012), plus health and other benefits programs. There was no bonus paid to Ms. Randazzo’s for the fiscal year ended December 31, 2012, due to the Company’s limited financial resources. Ms. Randazzo’s employment agreement remains in effect through the date of the pending merger with CBD Energy Limited, which is anticipated to be in the third quarter 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to equity awards outstanding at the end of Fiscal 2012 for the Named Executive Officer.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (2) (#)	Market Value of Shares or Units that Have Not Vested (2) ($)
Margaret Randazzo	02/01/2009	12,500	0	$7.40	01/31/2014	0	$0
	12/04/2009	18,750	0	$4.00	12/03/2014	—	$—
	02/01/2009	—	—	$—	—	625	$25
	07/26/2010	12,500	6,250	$0.87	07/26/2015	—	$—
	07/26/2010	—	—	$—	—	2,500	$100
	02/15/2011	20,834	41,666	$2.16	02/14/2016	—	$—
	02/27/2012	—	—	$—	02/14/2016	0	$0

(1)	Options granted vest over a three-year period beginning on each anniversary of the date of grant.
(2)	Unless otherwise indicated, restricted stock vests over a four-year vesting period on each anniversary of the date of grant.

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

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards Aggregate Fair Value (1)(2)	Stock Option Awards Aggregate Fair Value (1)(2)	Total
Edward L. Bernstein	$—	$7,500	$61	$7,561
Gary Effren	$—	$22,500	$1,524	$24,024
Mark L. Kalow	$—	$22,500	$1,585	$24,085
Ron Kenedi	$—	$22,500	$1,585	$24,085
Robert F. Kennedy, Jr.	$—	$22,500	$1,585	$24,085
Edward Roffman	$—	$7,500	$61	$7,561
Jon Witkin (3)	$—	$7,500	$61	$7,561

(1)
The amounts in this column represent the aggregate grant date fair values of the restricted stock and the option awards granted to the director in the 2012 fiscal year in accordance with stock compensation accounting. See “Stock Incentive Plan” footnote in the Notes to our Consolidated Financial Statements contained in this Form 10-K, for a discussion of all assumptions made by us in determining the valuation of the equity awards.

(2)
 During the fiscal year ended December 31, 2012, Messrs. Bernstein, Effren, Kalow, Kenedi, Kennedy, Roffman or Witkin were each granted one-fourth of the annual grant of restricted common stock and one-fourth of the grant date value of $30,000 of stock options.

(3)	Mr. Witkin resigned from the Company’s Board on February 13, 2013.

There are no restricted stock awards outstanding as of December 31, 2012, for Messrs. Bernstein, Effren, Kalow, Kenedi, Kennedy, Roffman or Witkin.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The following table sets forth information concerning ownership of the Company's Shares, as of April 15, 2013, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Shares, (ii) each director, (iii) the executive officer and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that each stockholder has sole voting power and sole dispositive power with respect to the Shares beneficially owned by them.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership	Percent of Class (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein	(3)	4,228,335	10.0%
Brio Capital Master Fund Ltd. 100 Merrick Road, Suite 401W Rockville Centre, NY 11570	(4)	4,228,335	10.0%
Lightway Solar America, Inc. 349 Pierson Ave. Edison, NJ 08837	(5)	2,261,111	5.6%
CBD Energy Limited Suite 2 – Level 2 53 Cross Street Double Bay Sydney, NSW C3 2028	(6)	1,666,667	4.1%
Edward L. Bernstein	(7)	146,333	*
Gary Effren	(8)	192,216	*
Mark Kalow	(9)	81,552	*
Ron Kenedi	(10)	157,076	*
Robert F. Kennedy, Jr.	(11)	260,586	*
Ed Roffman	(12)	163,845	*
Margaret Randazzo	(13)	119,442	*
Executive officer (as defined by Rule 3b-7 of the Securities and Exchange Act of 1934) and directors as a group (7 persons, including the executive officer and directors names above)		1,121,050	2.8%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the stockholders is c/o Westinghouse Solar, Inc. 1475 S. Bascom Ave. Suite 101, Campbell, CA 95008.
(2)
The applicable percentage of ownership for each beneficial owner is based on 40,233,355 shares of Common Stock outstanding as of April 15, 2013. In calculating the number of shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of Common Stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3)
Includes 2,168,936 shares of common stock, as reported in Schedule 13 G/A dated February 28, 2013, and 2,059,399 shares of common stock, in aggregate, that may be obtained upon conversion of outstanding Series B 4% Convertible Preferred Stock (“Series B Preferred”), outstanding Series C 8% Convertible Preferred Stock (“Series C Preferred”) and outstanding Series D 8% Convertible Preferred Stock (“Series D Preferred”). The holder currently holds 1,878 shares of Series B Preferred, 53 shares of Series C Preferred and 317 shares of Series D Preferred, which, in aggregate, are convertible into 38,040,948 shares of common stock. The holder also holds Series K Warrants to purchase 861,806 shares of common stock at a price per share of $0.40, and warrants of other series, at various higher exercise prices, to purchase 1,816,631 shares of common stock. The terms of the Series B Preferred, the Series C Preferred and the Series D Preferred and of each series of warrant, include provisions under which they are not convertible or exercisable if, upon conversion or exercise, the holder would then beneficially own in excess of 9.99% of the outstanding shares of common stock.

(4)
Includes 2,168,936 shares of common stock, as reported in Schedule 13 G/A dated February 13, 2013, and 2,059,399 shares of common stock that may be obtained upon conversion of outstanding Series C 8% Convertible Preferred Stock (“Series C Preferred”). The holder currently holds 207 shares of Series C Preferred, which are convertible into 4,133,340 shares of common stock. The terms of the Series C Preferred include provisions under which they are not convertible or exercisable if, upon conversion or exercise, the holder would then beneficially own in excess of 9.99% of the outstanding shares of common stock.

(5)	Information is as of April 15, 2013 and is based on shareholder of record and other information known to the Company.
(6)	Information is as of May 7, 2012 and based on 13D/A filing made with the Securities and Exchange Commission.
(7)	Includes 28,125 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of April 15, 2013.
(8)	Includes 47,971 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of April 15, 2013.
(9)	Includes 13,370 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of April 15, 2013.
(10)	Includes 24,238 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of April 15, 2013.
(11)	Includes 138,370 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of April 15, 2013.
(12)	Includes 33,125 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of April 15, 2013.
(13)	Includes 2,500 shares of restricted common stock and 85,417 shares of nonqualified stock options which are exercisable for shares of Westinghouse Solar’s common stock within 60 days of April 15, 2013.

The information concerning equity compensation plans called for by Item 201(d) of Regulation S-K is incorporated by reference from Item 5 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors during the fiscal year ended December 31, 2012 was comprised of Edward L. Bernstein, Gary Effren, Mark L. Kalow, Ron Kenedi, Robert F. Kennedy, Jr., Edward Roffman, Jon Witkin and Barry Cinnamon. Mr. Witkin and Mr. Cinnamon resigned on February 13, 2013 and May 8, 2012, respectively. The Board of Directors has determined that, other than Gary Effren, each of the members of the Board is an “independent director” as such term is defined in Marketplace Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market. On May 8, 2012, Mr. Kalow was appointed “Lead Independent Director.” The Lead Independent Director was established to serve in a lead capacity to coordinate the activities of the other independent directors of the Board of Directors, as required. In the course of the Board of Director’s determination regarding the independence of each non-management director, it considered any transactions, relationships and arrangements as required by the applicable NASDAQ Marketplace Rules and the rules and regulations of the SEC.  The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under the Marketplace Rules in the determination of such director’s independence.

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

There were no relationships or related party transactions in the fiscal year ended December 31, 2012 requiring disclosure under Item 404(a) of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by BPM for the fiscal years ended December 31, 2012 and 2011:
	2012	2011
Audit Fees (1)	$72,000	$102,000
Audit-Related Fees (2)	48,000	48,000
Tax Fees	—	—
All Other Fees (3)	14,000	51,499
Total	$134,000	$204,499

(1)	Comprised of the audit of our annual financial statements.
(2)	Comprised of the reviews of our quarterly financial statements.
(3)	Comprised of the audit of our 401(k) plan and other audit-related consultation services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
31	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal executive and financial officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2013

WESTINGHOUSE SOLAR, INC.

/s/ Margaret R. Randazzo
Margaret R. Randazzo
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
31	Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 for principal executive and financial officer