Form 10-Q
period 2013-03-31
Westinghouse Solar, Inc.
filed 2013-05-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

or

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

As of May 11, 2013, 42,105,654 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$20,856	$127,385
Accounts receivable, net	131,756	365,845
Other receivables	29,429	121,990
Inventory, net	943,027	995,713
Prepaid expenses and other current assets	324,204	420,108
Assets of discontinued operations	4,895	10,896
Total current assets	1,454,167	2,041,937
Property and equipment, net	36,211	46,877
Patents, net	1,301,306	1,329,046
Other assets, net	195,648	183,258
Assets of discontinued operations – long-term	200,000	200,000
Total assets	$3,187,332	$3,801,118

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,400,669	$3,329,537
Accrued liabilities	540,789	488,956
Accrued warranty	330,814	329,680
Common stock warrant liability	2	9
Credit facility	—	—
Capital lease obligations – current portion	3,498	4,385
Liabilities of discontinued operations – short-term	1,034,010	1,052,819
Total current liabilities	5,309,782	5,205,386

Capital lease obligations, less current portion	—	328
Total liabilities	5,309,782	5,205,714

Commitments, contingencies and subsequent events (Notes 17 and 18)

Series C convertible redeemable preferred stock, $0.001 par value; 310 and 800 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	417,704	983,747

Series D convertible redeemable preferred stock, $0.001 par value; 347 and 0 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	280,000	—

Stockholders’ equity (deficit):
Series B convertible redeemable preferred stock, $0.001 par value; 2,210 and 2,243 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	730,114	741,171
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,207,450 and 26,924,643 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (Note 1)	39,207	26,925
Additional paid-in capital	77,365,972	76,455,054
Accumulated deficit	(80,955,447)	(79,611,493)
Total stockholders’ equity (deficit)	(2,820,154)	(2,388,343)
Total liabilities and stockholders’ equity (deficit)	$3,187,332	$3,801,118

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net revenue	$81,194	$2,422,340
Cost of goods sold	87,742	2,179,969
Gross profit	(6,548)	242,371
Operating expenses
Sales and marketing	300,395	623,180
General and administrative	711,424	2,063,409
Total operating expenses	1,011,819	2,686,589
Loss from continuing operations	(1,018,367)	(2,444,218)
Other income (expense)
Interest income (expense), net	(5,299)	4,220
Adjustment to the fair value of common stock warrants	7	(436,943)
Total other income (expense)	(5,292)	(432,723)
Loss before provision for income taxes and discontinued operations	(1,023,659)	(2,876,941)
Provision for income taxes	—	—
Net loss from continuing operations	(1,023,659)	(2,876,941)
Net income from discontinued operations, net of tax (Note 3)	2,925	25,853
Net loss	(1,020,734)	(2,851,088)
Preferred stock dividend	(53,220)	(21,259)
Preferred deemed dividend	(270,000)	—
Net loss attributable to common stockholders	$(1,343,954)	$(2,872,347)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.04)	$(0.17)

Weighted average shares used in computing loss per common share: (basic and diluted)	33,051,363	16,145,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2013	800	$983,747	—	$—	2,243	$741,171	26,924,643	$26,925	$76,455,054	$(79,611,493)	$(2,388,343)
Issuance of Series C convertible redeemable preferred stock for cash	75	75,000	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock for cash	—	—	317	250,000	—	—	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock for payment of financial advisor fees	—	—	30	30,000	—	—	—	—	—	—	—
Preferred deemed dividend	—	270,000	—	—	—	—	—	—	—	(270,000)	(270,000)
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(33)	(11,057)	594,000	594	10,463	—	—
Conversion of Series C Convertible Redeemable preferred stock to common stock	(565)	(911,043)	—	—	—	—	10,700,000	10,700	900,343	—	911,043
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	1,013,824	1,014	52,206	(53,220)	—
Placement agent and registration fees and other direct costs	—	—	—	—	—	—	—	—	(54,066)	—	(54,066)
Grants of restricted stock, net of forfeitures and upon exercise or expiration of warrants	—	—	—	—	—	—	(25,017)	(26)	(254)	—	(280)
Stock-based compensation	—	—	—	—	—	—	—	—	2,226		2,226
Net loss	—	—	—	—	—	—	—	—	—	(1,020,734)	(1,020,734)
Balance at March 31, 2013	310	$417,704	347	$280,000	2,210	$730,114	39,207,450	$39,207	$77,365,972	$(80,955,447)	$(2,820,154)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,020,734)	$(2,851,088)
Adjustments to reconcile net loss to net cash used in by operations:
Depreciation	10,666	40,208
Amortization of patents	27,740	2,002
Bad debt expense	32,578	51,000
Unrealized gain (loss) on fair value adjustment of common stock warrants	(7)	436,943
Non-cash stock-based compensation expense	2,226	296,216
Changes in assets and liabilities:
Accounts receivable	201,511	202,944
Other receivables	92,561	(28,387)
Inventory	52,686	1,215,442
Prepaid expenses and other current assets	95,904	216,175
Assets of discontinued operations – short term	6,001	66,809
Other assets	(12,390)	(435,415)
Accounts payable	101,132	(285,275)
Accrued liabilities and accrued warranty	52,967	403,858
Liabilities of discontinued operations	(18,809)	(152,818)
Net cash used in operating activities	(375,968)	(821,386)
Cash flows from financing activities
Repayment of notes payable	—	(93,769)
Repayment on line of credit, net	—	(92,266)
Repayments on capital lease obligations	(1,215)	(1,151)
Proceeds from stock offering	325,000	—
Proceeds from exercise of warrants		283,333
Payment of placement agent and registration fees and other direct costs	(54,066)	(7,251)
Employee taxes paid for vesting of restricted stock	(280)	1,127
Net cash provided by financing activities	269,439	90,023
Net decrease in cash and cash equivalents	(106,529)	(731,363)
Cash and cash equivalents
Beginning of period	127,385	1,346,777
End of period	$20,856	$615,414

Supplemental cash flows disclosures:
Cash paid during the period for interest	$5,300	$5,602
Supplemental disclosure of non-cash financing activity:
Conversion of preferred stock to common stock	$911,043	$—
Conversion of common stock warrant liability upon exercise of warrants	$—	$252,765
Reclassification of common stock liability upon modification of warrants	$—	$481,242
Preferred deemed dividend	$270,000	$—
Preferred stock dividends paid in common stock	$53,220	$21,259
Stock issued in satisfaction of accounts payable to investor supplier	$—	$1,045,000
Stock issued to procure inventory	$—	$54,167
Preferred stock issued for payment of financial advisor fees	$30,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2012 and 2011 appearing in our Form 10-K. The March 31, 2013 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

On May 9, 2012, we announced the execution of an agreement and plan of merger, as amended to date, with CBD Energy Limited, a diversified renewable energy company based in Sydney, Australia (CBD), which contemplates a merger in which CBD would become our parent company, subject to shareholder approvals and other customary closing conditions. While the merger has been repeatedly delayed, the companies continue working towards completing the merger in 2013. In the meantime, our supply relationships have been disrupted, our revenue has declined significantly and we have had to implement significant cost reductions and lay off employees.

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

2. Significant Accounting Policies

Liquidity and Financial Position

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the quarter ended March 31, 2013 and for the year ended December 31, 2012, we have incurred net losses and negative cash flows from operations. We have undertaken several equity financing transactions to provide the capital needed to sustain our business and we have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. Based on current cash projections for 2013, we intend to address ongoing working capital needs through cost reduction measures and liquidation of remaining inventory, along with raising additional equity. In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD. No restructuring charges or severance payments were incurred. While the merger has been repeatedly delayed, the companies continue working towards completing the merger in 2013. In the event that revenue is lower or the merger is delayed further, additional staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of March 31, we had approximately $21,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at March 31, 2013, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable. Under the Merger Agreement we entered into with CBD, we are required to raise sufficient equity capital, with the cooperation and support of CBD, to meet our own liquidity and working capital requirements. In addition, prior to closing of the merger, CBD may provide capital funding support to us if necessary, subject to conditions and limitations as provided in the Merger Agreement.

Because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. We had a limited amount of remaining inventory on hand as of March 31, 2013. We do not have any unshipped orders for solar panel product pending with Suntech, and our supply relationship with Lightway is currently stalled. We are actively working with CBD preferred supplier facility in Australia to produce Westinghouse Solar modules. The processes to obtain necessary product certifications for both U.S. and Australian distribution are currently underway and are expected to be completed in the second quarter of this year. Once the certifications are received, we anticipate shipping product from the new production line to customers by early in the third quarter of this year. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, unless we are able to rapidly secure the necessary product certification for the new product line to be completed by the second quarter of this year, our inventory and revenue could diminish significantly, causing disruption to our operations in the next few quarters.

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

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investors relating to the sale and issuance of up to 1,000 shares of our newly created Series D 8% Convertible Preferred Stock (Series D Preferred) at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the Securities Purchase Agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the Securities Purchase Agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the Purchaser, which shall not be higher than 1.67.  On March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. See Note 18, “Subsequent Events” for further information of Series D Preferred Stock financing.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $331,000 at March 31, 2013 and $330,000 at December 31, 2012, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	March 31, 2013 (Unaudited)	2012
Beginning accrued warranty balance (January 1)	$329,680	$217,812
Reduction for labor payments and claims made under the warranty	—	(1,723)
Accruals related to warranties issued during the period	1,134	113,591
Ending accrued warranty balance	$330,814	$329,680

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.0 million at March 31, 2013 and December 31, 2012 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 11.75 years as of March 31, 2013, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2012 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In January 2013, Financial Accounting Standards Board (FASB) issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU No. 2013-01). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and did  not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-02, which is included in ASC 220, “Comprehensive Income”, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU NO. 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (US GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments of ASU No. 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance impacts presentation disclosures only and did not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In March 2013, FASB issued ASU No. 2013-05, which is included in ASC 830, “Foreign Currency Matters”, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). This update resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. ASU No. 2013-05 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. During the quarter ended March 31, 2013 and 2012, we recorded a gain from discontinued operations of approximately $3,000 and $26,000, respectively. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, and consist of the following:

Assets of discontinued operations:	March 31, 2013 (unaudited)	December 31, 2012
Accounts receivable and other receivables	$1,340	$1,340
Prepaid expenses and other current assets	—	—
Other assets	3,555	9,556
Total current assets of discontinued operations	4,895	10,896
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$204,895	$210,896

Liabilities of discontinued operations:	March 31, 2013 (unaudited)	December 31, 2012
Accrued liabilities	$2,165	$8,656
Accrued warranty	1,030,345	1,042,663
Deferred revenue	1,500	1,500
Total current liabilities	1,034,010	1,052,819

Other long-term liabilities	—	—
Total discontinued operations liabilities	$1,034,010	$1,052,819

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

4. Accounts Receivable

Accounts receivable consists of the following:
	March 31, 2013 (Unaudited)	December 31, 2012
Trade accounts	$270,985	$490,401
Less: Allowance for bad debts	(138,750)	(108,750)
Less: Allowance for returns	(479)	(15,806)
	$131,756	$365,845

The following table summarizes the allowance for doubtful accounts as of March 31, 2013 and December 31, 2012:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Quarter ended March 31, 2013	$108,750	$32,578	$(2,578)	$138,750
Year ended December 31, 2012	$39,000	$485,072	$(415,322)	$108,750

5. Inventory

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Finished goods	$721,584	$755,643
Work in process	221,443	240,070
	$943,027	$995,713

Included in inventory at March 31, 2013 is a $5,000 credit related to a pricing adjustment from a supply agreement. Included in inventory at December 31, 2012, is an $11,000 credit related to a pricing adjustment from a supply agreement.

Inventory is stated at the lower of cost (on an average basis) or market value. We determine cost based on our weighted-average purchase price and include both the costs of acquisition and the shipping costs in our inventory. We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value. During the year ended December 31, 2012, we recorded a $206,000 non-cash inventory write-down, a $65,000 write-off of accumulated inventory overhead costs and a $112,000 non-cash inventory write-off. The $206,000 write-down was an adjustment to the carrying value of our older, smaller-format solar panels and older microinverter inventory to reflect the decline in market prices compared to our original cost and the $112,000 was an inventory write-off of obsolete inventory.

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	March 31, 2013 (Unaudited)	December 31, 2012
Office equipment	$522,745	$522,745
Leasehold improvements	148,759	148,759
Vehicles	17,992	17,992
	689,496	689,496
Less: Accumulated depreciation and amortization	(653,285)	(642,619)
	36,211	$46,877

Depreciation expense for the three months ended March 31, 2013 and 2012 was approximately $11,000 and $40,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	March 31, 2013 (Unaudited)	December 31, 2012
Accrued salaries, wages, benefits and bonus	$33,199	$65,581
Sales tax payable	170	877
Accrued accounting and legal fees	87,390	5,160
Customer deposit payable	89,424	36,540
Accrued interest	76,438	76,438
Royalty payable	250,000	262,500
Other accrued liabilities	4,168	41,860
	$540,789	$488,956

8. Credit Facility

Line of credit

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of March 31, 2013, there were no borrowings under the 2011 Credit Facility. In addition, due to Suntech entering judgment against us, our credit facility is currently unavailable.
9. Stockholders’ Equity

We have 101,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of March 31, 2013, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, all of which have been converted or cancelled and none of which remain outstanding, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, of which 2,210 shares remain outstanding, (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, of which 310 shares remain outstanding, and (iv) 1,000 shares of our Series D 8% Convertible Preferred Stock, par value $0.001, of which 347 shares remain outstanding.

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

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of March 31, 2013, 1,790 shares of Series B Preferred stock had been converted into 1,746,601 shares of common stock.

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

On October 18, 2012, we filed with the Secretary of State of the State of Delaware a Certificate of Designation creating and specifying the rights of our Series C Preferred Stock. The number of shares designated Series C Preferred Stock is 1,750 (which shall not be subject to increase without the written consent of the holders of a majority of such series of preferred stock). Each share of Series C Preferred has a par value of $0.001 per share and a stated value equal to $1,000, subject to increase under certain circumstances. Each share of Series C Preferred is convertible, at any time at the option of the holder thereof, into shares of our common stock determined by dividing the stated value per share of our Series C Preferred by the closing price per share of our common stock as reported on the OTCQB Marketplace (OTCQB) on October 18, 2012, which was $0.155. The conversion price is subject to further adjustments as set forth in the Series C Certificate of Designation.

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

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C Preferred Stock, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issued 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000. On November 2, 2012, we provided to the purchasers of our Series C Preferred Stock a draw down notice under the Purchase Agreement. As a result of the draw down, we sold an aggregate of 350 additional shares of our Series C Preferred to the purchasers for aggregate proceeds of $350,000.  Based on the closing price of our common stock as reported on the OTCQB Marketplace (OTCQB) on November 2, 2012 (which was $0.08 per share), the 350 shares of Series C Preferred issued pursuant to the draw down was convertible into 4,375,000 shares of our common stock. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.155 to $0.08 per share on the total 750 shares of Series C Preferred Stock issued and outstanding at November 2, 2012, and which resulted in an increase in the number of common shares issuable, we recognized a preferred deemed dividend of $363,000. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As of March 31, 2013, there were 2,210 shares of Series B Preferred that remain outstanding. With the January 24, 2013 draw down, and after recent conversions of our Series C Preferred, there are 310 shares of Series C Preferred that remain outstanding. After adjustment to the conversion prices as a result of the January 24th draw down, the outstanding Series B Preferred and Series C Preferred would be convertible into 39,774,348 shares and 6,200,000 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,000 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. See Note 18, “Subsequent Events” for further information of Series D Preferred Stock financing.

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 1,104,355 shares available for issuance under the Stock Plan as of March 31, 2013.

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

We recognized stock-based compensation expense of approximately $2,226 and $296,000 during the three months ended March 31, 2013 and 2012, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2013:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2013	48,073	$2.50
Granted	—	$—
Forfeited/cancelled	(21,798)	$2.46
Released/vested	(7,955)	$2.61
Outstanding and not vested at March 31, 2013	18,320	$2.51

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2013 and December 31, 2012, there was approximately $41,000 and $96,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2013 and 2012, was approximately $665 and $84,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2013 and 2012, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2013:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2013	679,744	$2.75
Granted	—	$—
Forfeited/cancelled/expired	(104,545)	$3.82
Exercised	—	$—
Outstanding at March 31, 2013	575,199	$2.49
Exercisable at March 31, 2013	447,075	$2.43

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. There were no stock options issued during the three month period ended March 31, 2013 or 2012.

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of March 31, 2013 and December 31, 2012, was 2.8 years and 2.9 years, respectively. The total estimated fair value of stock options vested during the three months ended March 31, 2013 and 2012 was approximately $29,000 and $327,000, respectively. The aggregate intrinsic value of stock options outstanding as of March 31, 2013 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At March 31, 2013 and December 31, 2012, there was approximately $36,000 and $281,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 0.7 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2013, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of March 31, 2013, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.7%, an expected life of 0.9 years; an expected volatility factor of 127.5% and a dividend yield of 0.0%. The fair value of the warrants decreased to $2 as of March 31, 2013 and we recognized a $7 favorable non-cash adjustment from the change in fair value of these warrants for the three months ended March 31, 2013.

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

As of March 31, 2013, we have 3,398,045 warrants outstanding at a weighted-average exercise price of $1.36. During the quarter ended March 31, 2013, there was no activity in our outstanding warrants.

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

	Three Months Ended March 31,
	2013	2012
Basic:
Numerator:
Net loss	$(1,020,734)	$(2,851,088)
Less: Net loss allocated to participating securities	790	56,140
Net loss attributable to stockholders	(1,019,944)	(2,794,948)
Preferred stock dividend	(53,220)	(21,259)
Preferred deemed dividend	(270,000)	—
	$(1,343,164)	$(2,816,207)
Denominator:
Weighted-average shares outstanding	33,076,981	16,470,271
Weighted-average unvested restricted shares outstanding	(25,618)	(324,309)
Denominator for basic net loss per share	33,051,363	16,145,962

Basic net loss per share attributable to common stockholders	$(0.04)	$(0.17)

Diluted:
Numerator:
Net loss	$(1,020,734)	$(2,851,088)
Less: Net loss allocated to participating securities	790	56,140
Net loss attributable to stockholders	(1,019,944)	(2,794,948)
Preferred stock dividend	(53,220)	(21,259)
Preferred deemed dividend	(270,000)	—
	$(1,343,164)	$(2,816,207)
Denominator:
Denominator for basic calculation	33,051,363	16,145,962
Weighted-average effect of dilutive stock options	—	—
Denominator for diluted net loss per share	33,051,363	16,145,962

Diluted net loss per share attributable to common stockholders	$(0.04)	$(0.17)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	March 31, 2013	December 31, 2012
Stock options outstanding	575,199	679,744
Unvested restricted stock	18,320	48,073
Warrants to purchase common stock	3,398,045	3,398,045
Preferred stock convertible into common stock	49,444,348	35,230,263

14. Concentration of Risk

Disruption of Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We had a limited amount of remaining inventory on hand as of March 31, 2013, and although we are actively working with CBD to produce Westinghouse Solar modules at a CBD preferred facility in Australia, the disruption and loss of our historical primary component supply relationships is severely disruptive to our operations.  In recent periods, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of March 31, 2013, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $870,000, plus accrued interest of $76,438, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. We do not anticipate that our prior supplier will make any further shipments to us, which is resulting in decreased sales and revenue for us, and adversely affecting our customer relationships. We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway and we have not received any shipments of panels since April 2012.

Concentration of Risk in Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the quarter ended March 31, 2013 and 2012, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the three months ended March 31, 2013 and 2012, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Three Months Ended March 31,
	2013	2012
Lennox International Inc.	30.4%	45.8%
Lowe’s Companies, Inc.	2.3%	5.1%
Lennar Corporation	0.0%	18.9%

We had no receivable balance from Lennar as of March 31, 2013 or December 31, 2012. Lennox accounted for 4.5% and 5.9% of our gross accounts receivable as of March 31, 2013 and December 31, 2012, respectively. Lowe’s accounted for 1.2% and 4.0% of our gross accounts receivable as of March 31, 2013 and December 31, 2012.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. At March 31, 2013 and December 31, 2012, accounts payable included amounts owed to our top three vendors of approximately $886,000 and $960,000, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	March 31, 2013
Fair value of common stock warrant liability	$—	$—	$2	$2
Accrued rent related to office closures	—	—	2,163	2,163
Total	$—	$—	$2,165	$2,165

Liabilities	Level 1	Level 2	Level 3	December 31, 2012
Fair value of common stock warrant liability	$—	$—	$9	$9
Accrued rent related to office closures	—	—	8,656	8,656
Total	$—	$—	$8,665	$8,665

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

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013:
	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2013	$8,656	$9	$8,665
Total realized and unrealized gains or losses	32	—	32
Repayments	(6,525)	—	(6,525)
Transfers out of level 3 upon exercise or conversion	—	(7)	(7)
Ending balance – March 31, 2013	$2,163	$2	$2,165

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2013, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2013, Suntech has not sought to enforce its judgment. As of March 31, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438.

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

18. Subsequent Events
On May 13, 2013, the company and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000.

As a result of the May 13, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred and Series C Preferred, the conversion prices of the Series B Preferred and the Series C Preferred were reduced from $0.05 per share of common stock to $0.03. As of May 13, 2013, there were 2,104.686 and 260 shares, respectively, of Series B Preferred and Series C Preferred that remain outstanding. After adjustment to the conversion prices as a result of the May 13, 2013 draw down, the outstanding Series B Preferred and Series C Preferred would be convertible into 63,140,580 shares and 8,666,667 shares, respectively, of our common stock.

We no longer have sufficient shares of authorized common stock to support in full the conversion rights of our outstanding shares of preferred stock. Therefore, in connection with the May 13, 2013 drawdown, holders of at least 75% of each of our Series B Preferred, Series C Preferred and Series D Preferred provided a waiver agreement whereby they will limit their preferred stock conversions so that such conversions would not exceed 25 million shares of our common stock. The waiver agreement will be effective until the earlier of August 11, 2013 or a date after our shareholders approve an amendment to our Certificate of Incorporation to increase our authorized number of shares of common stock. Our inability to sufficiently increase the amount of our authorized shares of common stock prior to the lapse of this waiver could be a default under the terms of our preferred stock, and could trigger rights to demand redemption of the outstanding shares of our preferred stock for cash.

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

On May 9, 2012, we announced the execution of an agreement and plan of merger with CBD Energy Limited, a diversified renewable energy company based in Sydney, Australia (CBD), which contemplates a merger in which CBD would become our parent company, subject to shareholder approvals and other customary closing conditions. While the merger has been repeatedly delayed, the companies continue working towards completing the merger in 2013. In the meantime, our supply relationships have been disrupted, our revenue has declined significantly and we have had to implement significant cost reductions and lay off employees.

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

Concentration of Risk in Customer and Supplier Relationships

Disruption of Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We had a limited amount of remaining inventory on hand as of March 31, 2013, and although we are actively working with a CBD preferred supplier facility in Australia to produce Westinghouse Solar modules, the disruption and loss of our historical primary component supply relationships is severely disruptive to our operations.  In recent periods, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of March 31, 2013, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $870,000, plus accrued interest of $76,438, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. We do not anticipate that our prior supplier will make any further shipments to us, which is resulting in decreased sales and revenue for us, and adversely affecting our customer relationships. We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway and we have not received any shipments of panels since April 2012.

Concentration of Risk in Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the quarter ended March 31, 2013 and 2012, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the three months ended March 31, 2013 and 2012, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Three Months Ended March 31,
	2013	2012
Lennox International Inc.	30.4%	45.8%
Lowe’s Companies, Inc.	2.3%	5.1%
Lennar Corporation	0.0%	18.9%

We had no receivable balance from Lennar as of March 31, 2013 or December 31, 2012. Lennox accounted for 4.5% and 5.9% of our gross accounts receivable as of March 31, 2013 and December 31, 2012, respectively. Lowe’s accounted for 1.2% and 4.0% of our gross accounts receivable as of March 31, 2013 and December 31, 2012.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. At March 31, 2013 and December 31, 2012, accounts payable included amounts owed to our top three vendors of approximately $886,000 and $960,000, respectively.

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended March 31,
	2013		2012
Net revenue	$81,194	100.0%	$2,422,340	100.0%
Cost of goods sold	87,742	108.1%	2,179,969	90.0%
Gross profit	(6,548)	(8.1)%	242,371	10.0%
Operating expenses
Sales and marketing	300,395	370.0%	623,180	25.7%
General and administrative	711,424	876.2%	2,063,409	85.2%
Total operating expenses	1,011,819	1,246.2%	2,686,589	110.9%
Loss from continuing operations	(1,018,367)	(1,254.3)%	(2,444,218)	(100.9)%
Other income (expense)
Interest income (expense), net	(5,299)	(6.5)%	4,220	0.2%
Adjustment to the fair value of common stock warrants	7	0.0%	(436,943)	(18.0)%
Total other income (expense)	(5,292)	(6.5)%	(432,723)	(17.9)%
Loss before provision for income taxes and discontinued operations	(1,023,659)	(1,260.8)%	(2,876,941)	(118.8)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(1,023,659)	(1,260.8)%	(2,876,941)	(118.8)%
Gain (loss) from discontinued operations, net of tax	2,925	3.6%	25,853	1.1%
Net loss	(1,020,734)	(1,257.2)%	(2,851,088)	(117.7)%
Preferred stock dividend	(53,220)	(65.5)%	(21,259)	(0.9)%
Preferred deemed dividend	(270,000)	(332.5)%	—	0.0%
Net loss attributable to common stockholders	$(1,343,954)	(1,655.2)%	$(2,872,347)	(118.6)%

Net loss per common and common equivalent share (basic and diluted)	$(0.04)		$(0.17)

Weighted average shares used in computing loss per common share: (basic and diluted)	33,051,363		16,145,962

Net revenue

We generate revenue from the sale of solar power systems. For the three months ended March 31, 2013, we generated $81,000 of revenue, a decrease of $2.3 million, or 96.6%, compared to $2.4 million of revenue for the three months ended March 31, 2012. The decrease in revenue was due to a decrease in unit volume of product sales to our dealer network and strategic partners, lower average selling prices, limited inventory levels due to severe, ongoing supplier relationship issues, and the overall soft solar market conditions following punitive tariff announcements in the U.S. related to solar modules manufactured in China. In addition, as of March 31, 2013, we had no current or unshipped orders for solar panel product pending with Suntech. Our supply relationship with Lightway is stalled. We are actively working with a CBD preferred supplier facility in Australia to produce Westinghouse Solar modules. The processes to obtain necessary product certifications for both U.S. and Australian distribution are currently underway and are expected to be completed in the second quarter of this year. Once the certifications are received, we anticipate shipping product from the new production line to customers by early in the third quarter of this year. Unless we rapidly secure alternative, cost competitive source of supply, our inventory will be depleted and our revenue will further diminish, causing disruption to our operations.

Cost of goods sold

Cost of goods sold as a percent of revenue for the three months ended March 31, 2013, was 108.1% of net revenue, compared to 90.0% for the three months ended March 31, 2012. Gross loss for the three months ended March 31, 2013 was $7,000, or 8.1% of revenue, compared to gross profit of $242,000 or 10.0% of revenue for the same period in 2012. The decrease in gross margin for the year three months ended March 31, 2013 compared to the three months ended March 31, 2012, was due to higher inventory overhead allocations related to lower revenue volume and lower average selling prices.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2013 were $300,000, or 370.0% of net revenue as compared to $623,000, or 25.7% of net revenue during the same period of the prior year. The $323,000 decrease in sales and marketing expenses for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to decreases in payroll and commission costs of $195,000, advertising costs and trade shows expense of $90,000, stock compensation costs of $71,000 and travel of $28,000, partially offset by an increase in licensing fees we owe to Westinghouse Electric Corporation of $63,000. The decrease in payroll and stock compensation costs was due to lower headcount.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013 were $711,000, or 876.2% of net revenue as compared to $2.1 million, or 85.2% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended March 31, 2013 compared to the same period in 2012, was due primarily to lower legal fees of $495,000, payroll costs of $328,000, stock compensation costs of $223,000, research and development costs of $148,000, insurance expense of $31,000 and travel costs of $24,000. The decrease in legal and professional fees related to the pending CBD merger transaction and patent litigation costs in the prior year. The decrease in payroll and stock compensation costs was due to lower headcount. The decrease in research and development costs was due to lower prototype parts and material and lower headcount.

Interest, net

During the three months ended March 31, 2013, net interest expense was approximately $5,000 compared with net interest income of $4,000 for the same period in 2012.

Adjustment to the fair value of common stock warrants

During the three months ended March 31, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $437,000 in our condensed consolidated statements of operations. The fair value of the warrants is lower primarily due to a decrease in the price of our common stock and a shorter life for the remainder of our outstanding warrants.

Income taxes

During the three months ended March 31, 2013 and 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the three months ended March 31, 2013 was $1.0 million, or $0.04 per share, compared to a net loss from continuing operations of $2.9 million, or $0.17 per share, for the three months ended March 31, 2012. For the quarter ended March 31, 2012, the net loss included an unfavorable non-cash adjustment to the fair value of common stock warrants of $437,000. Excluding the impact of the common stock warrant adjustment, net loss from continuing operations for the quarter ended March 31, 2012 was $2.4 million, or $0.15 per share.

Gain (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded a $3,000 net gain from the discontinuance of our installation business segment for the three months ended March 31, 2013, compared with a gain of $26,000 during the same period in 2012.

Preferred deemed dividend

On October 18, 2012, we entered into a securities purchase agreement relating to the sale and issuance of up to 1,245 shares of our Series C Preferred Stock, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issued 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000. On November 2, 2012, we sold an aggregate of 350 additional shares of our Series C Preferred to the purchasers for aggregate proceeds of $350,000.  As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.155 to $0.08 per share on the total 750 shares of Series C Preferred Stock issued and outstanding at November 2, 2012, and which resulted in an increase in the number of common shares issuable, we recognized a preferred deemed dividend of $363,000.

On January 24, 2013, we provided to the Purchasers of our Series C Preferred Stock a draw down notice under the purchase agreement. The purchasers agreed to accept the new draw down notice and thereby extend our right to exercise a “put” to sell additional Series C Preferred beyond the Securities Purchase Agreement’s prior expiration date of December 31, 2012. As a result of the draw down, we sold an aggregate of 75 additional shares of Series C Preferred to the Purchasers for aggregate proceeds of $75,000. Based on the closing price of our common stock as reported on the OTCQB Marketplace on January 24, 2013 (which was $0.05 per share), the 75 shares of Series C Preferred to be issued pursuant to the draw down would be convertible into 1,500,000 shares of our common stock. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.08 to $0.05 per share on the total 720 shares of Series C Preferred Stock issued and outstanding at January 24, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $270,000. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the quarter ended March 31, 2013 and for the year ended December 31, 2012, we have incurred net losses and negative cash flows from operations. We have undertaken several equity financing transactions to provide the capital needed to sustain our business and we have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. Based on current cash projections for 2013, we intend to address ongoing working capital needs through cost reduction measures and liquidation of remaining inventory, along with raising additional equity. In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD. No restructuring charges or severance payments were incurred. While the merger has been repeatedly delayed, the companies continue working towards completing the merger in 2013. In the event that revenue is lower or the merger is delayed further, additional staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of March 31, 2013, we had approximately $21,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at March 31, 2013, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable. Under the Merger Agreement we entered into with CBD, we are required to raise sufficient equity capital, with the cooperation and support of CBD, to meet our own liquidity and working capital requirements. In addition, prior to closing of the merger, CBD may provide capital funding support to us if necessary, subject to conditions and limitations as provided in the Merger Agreement.

In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. We had a limited amount of remaining inventory on hand as of March 31, 2013. We do not have any unshipped orders for solar panel product pending with Suntech, and our supply relationship with Lightway is currently stalled. We are actively working with a CBD preferred supplier facility in Australia to produce Westinghouse Solar modules. The processes to obtain necessary product certifications for both U.S. and Australian distribution are currently underway and are expected to be completed in the second quarter of this year. Once the certifications are received, we anticipate shipping product from the new production line to customers by early in the third quarter of this year. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations in the next few quarters.

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

Our Line of Credit

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of March 31, 2013, there were no borrowings under the 2011 Credit Facility. In addition, due to Suntech entering judgment against us, our credit facility is currently unavailable.

Equity Financing Activity

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

On February 15, 2013, we entered into a securities purchase agreement (Series D Purchase Agreement) with an institutional accredited investor relating to the sale and issuance of up to 1,000 shares of our newly created Series D 8% Convertible Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the Securities Purchase Agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and the investor entered into a letter agreement amendment to the Series D Purchase Agreement, modifying the number of shares of Series D Preferred Stock that may be issued upon settlement of purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the Purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000; the corresponding conversion price into underlying shares of our common stock was $0.06 per share.

On May 13, 2013, the company and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000.

As a result of the May 13, 2013 draw down notice, pursuant to the terms of the outstanding the Series B Preferred and Series C Preferred, the conversion prices of the Series B Preferred and the Series C Preferred were reduced from $0.05 per share of common stock to $0.03. As of May 13, 2013, there were 2,104.686 and 260 shares, respectively, of Series B Preferred and Series C Preferred that remain outstanding. After adjustment to the conversion prices as a result of the May 13, 2013 draw down, the outstanding Series B Preferred and Series C Preferred would be convertible into 63,140,580 shares and 8,666,667 shares, respectively, of our common stock.

We no longer have sufficient shares of authorized common stock to support in full the conversion rights of our outstanding shares of preferred stock. Therefore, in connection with the May 13, 2013 drawdown, holders of at least 75% of each of our Series B Preferred, Series C Preferred and Series D Preferred provided a waiver agreement whereby they will limit their preferred stock conversions such that so conversions would not exceed 25 million shares of our common stock. The waiver agreement will be effective until the earlier of August 11, 2013 or a date after our shareholders approve an amendment to our Certificate of Incorporation to increase our authorized number of shares of common stock. Our inability to sufficiently increase the amount of our authorized shares of common stock prior to the lapse of this waiver could be a default under the terms of our preferred stock, and could trigger rights to demand redemption of the outstanding shares of our preferred stock for cash.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of March 31, 2013, we had approximately $21,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at March 31, 2013, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable.

Cash used in operating activities was approximately $376,000 for the three months ended March 31, 2013. Cash provided by operating activities was primarily due to a $202,000 decrease in accounts receivable, a $96,000 decrease in prepaid expenses and other current assets, a $93,000 decrease in other receivables, an increase of $101,000 in accounts payable, a $53,000 decrease in inventory and an increase of $53,000 in accrued liabilities. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by financing activities was approximately $269,000 for the three months ended March 31, 2013. During the three months ended March 31, 2013, we received $325,000 in proceeds from a preferred stock offering, less $54,000 in payment of placement agent fees.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ending December 31, 2012 and 2011 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 11.75 years as of March 31, 2013, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2012 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In January 2013, Financial Accounting Standards Board (FASB) issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU No. 2013-01). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and did  not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-02, which is included in ASC 220, “Comprehensive Income”, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU NO. 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (US GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments of ASU No. 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance impacts presentation disclosures only and did not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In March 2013, FASB issued ASU No. 2013-05, which is included in ASC 830, “Foreign Currency Matters”, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). This update resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. ASU No. 2013-05 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

Interest Rate Risk

As of March 31, 2013, there were no borrowings under our Bridge Bank 2011 Credit Facility. If we were to borrow the $750,000 maximum under the 2011 Credit Facility, interest would accrue at the rate of the Bridge Bank Prime rate plus a margin of 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended March 31, 2013.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2013, Suntech has not sought to enforce its judgment. As of March 31, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of 946,438.

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

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We have a limited amount of remaining inventory on hand as of March 31, 2013, and although we believe we can find alternative suppliers for solar panels manufactured to our specifications, the disruption or loss of our current primary component supply relationships would be disruptive to our operations.  In recent months, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. The shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of May 13, 2013, Suntech has not sought to enforce its judgment. Unless we are able to satisfy our prior panel suppliers payment for product orders, our prior suppliers may file additional lawsuits, which could result in decreased sales and revenue for us, and adversely affect our customer relationships and result in cancelled orders.

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

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. Both Suntech and Lightway manufactured panels for us that were built to our unique specifications. We have a limited amount of remaining inventory on hand as of March 31, 2013. We are actively working with CBD to produce Westinghouse Solar modules at a supplier facility in Australia. The processes to obtain necessary product certifications for both U.S. and Australian distribution are currently underway and are expected to be completed by late in the second quarter of 2013.

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

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the last two years, two customers have accounted for a significant portion of our revenues:, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets and Lennar Corporation (Lennar), a leading national homebuilder. Through March 31, 2013, Lennar had historically only ordered solar power systems from us for installation on 234 new homes, which was below their 600 home order commitment volume. No further orders have been received from Lennar since April 25, 2012. On December 28, 2012, we filed a complaint against Lennar in the United States District Court for the Southern District of Florida stating claims for breach of contract under a supply agreement with us. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for March 31, 2013 and December 31, 2012, a liability of approximately $1.0 million and $1.1 million, respectively, to cover these warranty obligations. That amount is intended to cover both the WS Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

• 	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
• 	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
• 	capital expenditures by customers that tend to decrease if the U.S. economy slows; and
• 	availability of government subsidies and incentives.

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

Our stockholders may be diluted by the conversion of our preferred stock and the exercise of warrants, which currently would exceed our total authorized shares of common stock; in the event we have a “change of control” or if we fail to obtain an increase in our number of authorized shares of common stock, or if we otherwise fail to comply with the terms of the Preferred Stock, we may be in default and face demands for redemption and significant penalties.

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

In addition, the terms of our Preferred Stock include various agreements and negative covenants on our part, including covenants on our part to maintain and keep available sufficient authorized shares of our common stock to support the conversion in full of our outstanding shares of preferred stock. As a result of our financing on May 13, 2013, the effective conversion price of various shares of outstanding Preferred Stock was adjusted downward to $0.03 per share of common stock, and we currently no longer have sufficient authorized shares of common stock to permit the full conversion of the Preferred Stock. The holders of our Preferred Stock have waived our compliance with this requirement, and have agreed not to exercise conversion rights as to more than 25 million shares of our common stock, however the waiver is effective only until the earlier of August 11, 2013 or a date after shareholders approve an amendment to our Certificate of Incorporation to increase our authorized number of shares of common stock. In the event we fail to comply with those provisions, or if a “change of control” of the Company occurs, it could constitute a “triggering event” (as defined in the Certificates of Designation which designate the rights of the  three series of Preferred Stock), and the holders of our Preferred Stock could then demand that all of the outstanding shares of Preferred Stock be redeemed for cash (in certain circumstances generally within our control), or under certain circumstances, for shares of our common stock. Any such demand for redemption in cash could have a material adverse affect on our financial position and liquidity, and any demand for redemption in stock could have a material dilutive effect for our stockholders. In addition, in certain such triggering events, the dividend rate on our outstanding Preferred Stock is subject to increase to 18% per annum thereafter.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 13, 2013, we had 42,105,654 shares of common stock outstanding (which includes 18,320 unvested shares of restricted stock granted to our directors and our employees), 980.333 shares of Series D Preferred that are convertible into 9,803,333 shares of common stock, 260 shares of Series C Preferred that are convertible into 8,666,667 shares of common stock, 2,104.686 shares of Series B Preferred that are convertible into 63,140,580 shares of common stock, and we had warrants to purchase 3,398,045 shares of common stock and options to purchase 575,199 shares of common stock outstanding.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

• 	technological innovations or new products and services by us or our competitors;
• 	announcements or press releases relating to the energy sector or to our business or prospects;
• 	additions or departures of key personnel;
• 	regulatory, legislative or other developments affecting us or the solar power industry generally;
• 	our ability to execute our business plan;
• 	operating results that fall below expectations;
• 	volume and timing of customer orders;
• 	industry developments;
• 	economic and other external factors; and
• 	period-to-period fluctuations in our financial results.
• 	future developments relating to the status of a business combination with CBD.

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

On May 7, 2012, we entered into a Merger Agreement with CBD. We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion has been repeatedly delayed, and the necessary registration statement has yet to be completed and filed. While the merger has been repeatedly delayed, the companies continue working towards completing the merger in 2013. In the meantime, our supply relationships have been disrupted, our revenue has declined significantly and we have had to implement significant cost reductions and lay off employees. We cannot predict whether and when the closing conditions for the Merger as set forth in the Merger Agreement will be satisfied, and the contemplated Merger transaction may continue to be delayed or even abandoned before completion if certain events occur. The Merger Agreement may be terminated by us, on the one hand, or CBD, on the other hand, under certain circumstances, and termination of the Merger Agreement may in certain circumstances require us to pay a termination fee to CBD equal to the greater of (i) $500,000 and (ii) the amount of expenses that CBD has incurred in connection with the Merger, including legal and financial advisor fees. In September 2012, we entered into an amendment to the Merger Agreement under which the parties agreed to extend the Outside Date (as defined in the Merger Agreement) relating to termination rights under the Merger Agreement from October 31, 2012 to January 31, 2013 (or in certain circumstances, from December 31, 2012 to March 31, 2013), subject to additional extensions. Currently, both parties are working diligently to complete the merger. Subsequent to March 31, 2013, the termination of the Merger Agreement does not occur automatically, but it can be terminated unilaterally by either party, upon notice to the other. In addition, the failure by our stockholders to approve and adopt the Merger Agreement at our future meeting of stockholders may require us to pay CBD the same termination fee. If the closing conditions set forth in the Merger Agreement are not satisfied or waived, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the foregoing termination fees; (iii) we may experience substantial disruption in our sales, operating activities, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel.

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

Specifically, risks in integrating our operations into CBD’s operations in order to realize the anticipated benefits of the Merger include, among other things:

• 	the loss of key employees critical to the ongoing operation of the business;
• 	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;
• 	failure to combine product and service offerings quickly and effectively;
• 	failure to successfully develop new products and services on a timely basis that address the market opportunities of the combined company;
• 	unexpected revenue attrition;
• 	failure to successfully integrate and harmonize financial reporting and information technology systems of CBD and us; and
• 
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

None

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

3.5
Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 to our Current Report on Form 10-Q filed on May 10, 2011)

4.1
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Series B Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

4.2		Certificate of Amendment to the Series B Certificate of Designation (incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on August 24, 2011)

4.3
Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

4.4		Certificate of Amendment to the Series B Certificate of Designation, dated as of October 18, 2012 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

4.5
Certificate of Designation of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed on February 14, 2013 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 15, 2013)

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	*	filed herewith
‡		Management contract or compensatory plan or arrangement.
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

Dated: May 14, 2013	/s/ Margaret R. Randazzo
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

3.5
Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 to our Current Report on Form 10-Q filed on May 10, 2011)

4.1
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Series B Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

4.2		Certificate of Amendment to the Series B Certificate of Designation (incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on August 24, 2011)

4.3
Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

4.4		Certificate of Amendment to the Series B Certificate of Designation, dated as of October 18, 2012 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

4.5
Certificate of Designation of Preferences, Rights and Limitations of Series D 8% Convertible Preferred Stock, as filed on February 14, 2013 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 15, 2013)

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	*	filed herewith
‡		Management contract or compensatory plan or arrangement.
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