Form 10-Q
period 2013-06-30
Westinghouse Solar, Inc.
filed 2013-07-31
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

or

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

As of July 29, 2013, 83,168,639 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Westinghouse Solar, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$216,546	$127,385
Accounts receivable, net	42,792	365,845
Other receivables	36	121,990
Inventory, net	828,189	995,713
Prepaid expenses and other current assets	253,801	420,108
Assets of discontinued operations	—	10,896
Total current assets	1,341,364	2,041,937
Property and equipment, net	26,627	46,877
Patents, net	1,296,513	1,329,046
Other assets, net	179,252	183,258
Assets of discontinued operations – long-term	200,000	200,000
Total assets	$3,043,756	$3,801,118

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$3,533,332	$3,329,537
Accrued liabilities	420,630	488,956
Accrued warranty	330,853	329,680
Common stock warrant liability	—	9
Capital lease obligations – current portion	2,266	4,385
Liabilities of discontinued operations	1,013,578	1,052,819
Total current liabilities	5,300,659	5,205,386

Capital lease obligations, less current portion	—	328
Total liabilities	5,300,659	5,205,714

Commitments and contingencies (Notes 17)

Series C convertible redeemable preferred stock, $0.001 par value; 147 and 800 shares issued and outstanding on June 30, 2013 and December 31, 2012, respectively	247,761	983,747

Series D convertible redeemable preferred stock, $0.001 par value; 1,130 and 0 shares issued and outstanding on June 30, 2013 and December 31, 2012, respectively	545,000	—

Stockholders’ deficit:
Series B convertible redeemable preferred stock, $0.001 par value; 1,175 and 2,243 shares issued and outstanding on Jun 30, 2013 and December 31, 2012, respectively	383,313	741,171
Common stock, $0.001 par value; 100,000,000 shares authorized; 75,077,010 and 26,924,643 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (Note 1)	75,077	26,925
Additional paid-in capital	78,002,508	76,455,054
Accumulated deficit	(81,510,562)	(79,611,493)
Total stockholders’ deficit	(3,049,664)	(2,388,343)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,043,756	$3,801,118

The accompanying notes are an integral part of these condensed consolidated financial statements

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$130,046	$1,209,211	$211,240	$3,631,551
Cost of goods sold	151,726	1,243,034	239,468	3,423,003
Gross profit	(21,680)	(33,823)	(28,228)	208,548
Operating expenses
Sales and marketing	302,063	467,523	602,458	1,090,703
General and administrative	509,673	1,663,885	1,221,097	3,727,294
Total operating expenses	811,736	2,131,408	1,823,555	4,817,997
Loss from continuing operations	(833,416)	(2,165,231)	(1,851,783)	(4,609,449)
Other income (expense)
Interest income (expense), net	(64)	(39,006)	(5,363)	(34,786)
Adjustment to the fair value of common stock warrants	2	10,303	9	(426,640)
Other income	420,000	—	420,000	—
Total other income (expense), net	419,938	(28,703)	414,646	(461,426)
Loss before provision for income taxes and discontinued operations	(413,478)	(2,193,934)	(1,437,137)	(5,070,875)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(413,478)	(2,193,934)	(1,437,137)	(5,070,875)
Net income (loss) from discontinued operations, net of tax (Note 3)	4,672	(2,880)	7,597	22,973
Net loss	(408,806)	(2,196,814)	(1,429,540)	(5,047,902)
Preferred stock dividend	(42,309)	(21,028)	(95,529)	(42,287)
Preferred deemed dividend	(104,000)	—	(374,000)	—
Net loss attributable to common stockholders	$(555,115)	$(2,217,842)	$(1,899,069)	$(5,090,189)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.01)	$(0.12)	$(0.04)	$(0.29)

Weighted average shares used in computing loss per common share: (basic and diluted)	54,754,456	18,459,159	43,962,863	17,302,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2013	800	$983,747	—	$—	2,243	$741,171	26,924,643	$26,925	$76,455,054	$(79,611,493)	$(2,388,343)
Issuance of Series C convertible redeemable preferred stock for cash	75	75,000	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock for cash	—	—	900	425,000	—	—	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock for payment of financial advisor fees	—	—	230	120,000	—	—	—	—	—	—	—
Preferred deemed dividend	—	374,000	—	—	—	—	—	—	—	(374,000)	(374,000)
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(1,068)	(357,858)	30,384,040	30,384	327,474	—	—
Conversion of Series C Convertible Redeemable preferred stock to common stock	(728)	(1,184,986)	—	—	—	—	15,477,766	15,478	1,169,508	—	1,184,986
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	2,315,579	2,316	93,213	(95,529)	—
Placement agent and registration fees and other direct costs	—	—	—	—	—	—	—	—	(55,919)	—	(55,919)
Grants of restricted stock, net of forfeitures and upon exercise or expiration of warrants	—	—	—	—	—	—	(25,018)	(26)	(276)	—	(302)
Stock-based compensation	—	—	—	—	—	—	—	—	13,454		13,454
Net loss	—	—	—	—	—	—	—	—	—	(1,429,540)	(1,429,540)
Balance at June 30, 2013	147	$247,761	1,130	$545,000	1,175	$383,313	75,077,010	$75,077	$78,002,508	$(81,510,562)	$(3,049,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Westinghouse Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,429,540)	$(5,047,902)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	20,250	80,416
Amortization of patents	55,647	12,402
Bad debt expense	72,578	102,000
Unrealized (gain) loss on fair value adjustment of common stock warrants	(9)	426,640
Non-cash stock-based compensation expense	13,454	440,342
Changes in assets and liabilities:
Accounts receivable	250,475	421,028
Other receivables	121,954	2,068
Inventory	167,524	1,940,974
Prepaid expenses and other current assets	166,307	504,286
Assets of discontinued operations – short term	10,896	70,159
Assets held for sale	—	2,723
Other assets	(19,108)	(603,259)
Assets of discontinued operations – long-term	—	9,913
Accounts payable	323,795	280,422
Accrued liabilities and accrued warranty	(67,153)	372,603
Liabilities of discontinued operations	(39,241)	(201,022)
Net cash used in operating activities	(352,171)	(1,186,207)
Cash flows from financing activities
Repayment of notes payable	—	(188,185)
Borrowing on line of credit	—	94,077
Repayment on line of credit, net	—	(92,266)
Repayments on capital lease obligations	(2,447)	(2,319)
Proceeds from redeemable preferred stock offering	500,000	—
Proceeds from exercise of warrants	—	283,334
Payment of placement agent and registration fees and other direct costs	(55,919)	(58,180)
Employee taxes paid for vesting of restricted stock	(302)	(4,487)
Net cash provided by financing activities	441,332	31,974
Net increase (decrease) in cash and cash equivalents	89,161	(1,154,233)
Cash and cash equivalents
Beginning of period	127,385	1,346,777
End of period	$216,546	$192,544

Supplemental cash flows disclosures:
Cash paid during the period for interest	$5,363	$25,213
Supplemental disclosure of non-cash financing activity:
Conversion of preferred stock to common stock	$1,542,844	$—
Conversion of common stock warrant liability upon exercise of warrants	$—	$252,765
Reclassification of common stock liability upon modification of warrants	$—	$481,242
Preferred deemed dividend	$374,000	$—
Preferred stock dividends paid in common stock	$95,529	$42,287
Stock issued in satisfaction of accounts payable to investor supplier	$—	$1,045,000
Stock issued to procure inventory	$—	$87,871
Preferred stock issued for payment of financial advisor fees	$120,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Westinghouse Solar, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Westinghouse Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Akeena Solar, Inc., for the years ended December 31, 2012 and 2011 appearing in our Form 10-K. The June 30, 2013 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

On May 7, 2012, we entered into a merger agreement with CBD Energy Limited, an Australian corporation (CBD). On September 21, 2012, we and CBD entered into an amendment to the merger agreement under which we agreed to extend the termination rights under the merger agreement from October 31, 2012 to January 31, 2013 (or in certain circumstances, from December 31, 2012 to March 31, 2013), subject to additional extensions. Subsequent to March 31, 2013, the termination of the merger agreement does not occur automatically, but it can be terminated unilaterally by either party, upon notice to the other. We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion had been repeatedly delayed, and the necessary registration statement had yet to be completed and filed. The uncertainty has resulted in a disruption in our supply relationships, leading to a significant decline in our revenue and the implementation of significant cost reductions including the layoff of employees. Given the continued delays and uncertainty of whether and when the closing conditions for the merger as set for in the merger agreement will be satisfied, we terminated the merger agreement with CBD effective July 18, 2013. We are now committed to focus our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities.

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

On May 17, 2010, we entered into an exclusive worldwide license agreement with Westinghouse Electric that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. Since July 22, 2010, we have been operating under the name “Westinghouse Solar.” Minimum payments due under the license agreement were $750,000 for the year ended December 31, 2012 and are $1.0 million for the year ending December 31, 2013. We are currently past due for license fee payments of $382,500 related to 2012 and $250,000 for the first quarter of 2013. An additional $250,000 minimum license fee payment related to the second quarter ended 2013 is due on July 31, 2013. On July 22 2013, Westinghouse Electric notified us that we were in breach of contract due to the non-payment of past due license fees. Due to our limited resources, it is unlikely that payment will be made for past due license fees within the thirty-day cure period which will result in the termination of the license agreement. Upon the termination of the license agreement, we must immediately discontinue any and all use of the Westinghouse name and marks but shall be permitted to sell remaining products containing the Westinghouse marks within a six (6) month period. Although we have valued our relationship with Westinghouse, we do not believe that the termination of the license agreement will have a material adverse effect on our future business. While the Westinghouse trademark is an important, world-wide recognized brand, we believe the most important competitive factors relating to our products are their effectiveness, efficiency and consumer cost, i.e., price point, and ultimately to the extent the cost of the Westinghouse license becomes prohibitive, it negatively impacts our cost of goods.

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

2. Significant Accounting Policies

Liquidity and Financial Position

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the six months ended June 30, 2013 and for the year ended December 31, 2012, we have incurred net losses and negative cash flows from operations. We have undertaken several equity financing transactions to provide the capital needed to sustain our business and we have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. Based on current cash projections for 2013, we intend to address ongoing working capital needs through cost reduction measures and liquidation of remaining inventory, along with raising additional equity. In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013. No restructuring charges or severance payments were incurred. In the event that revenue is lower than anticipated, additional staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of June 30, 2013, we had approximately $217,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at June 30, 2013, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable.

Because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. We had a limited amount of remaining inventory on hand as of June 30, 2013. We do not have any unshipped orders for solar panel product pending with Suntech, and our supply relationship with Lightway is currently stalled.

On May 30, 2013, we and Environmental Engineering Group Pty Ltd (EEG) announced a supply agreement for the assembly of our proprietary solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers prior to the end of the third calendar quarter of this year.

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

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the Company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, the Company and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of the Company’s common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, challenges in rapidly securing alternative sources of supply for solar panels and recently terminated merger with CBD, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. We are committed to focusing our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities. We believe our current cash balance, projected financial results from our operations, and the amounts that should be available to us through debt and equity financing provide sufficient resources and operating flexibility to fund our anticipated cash needs, through at least the next 12 months; however, there can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. If we are unable to successfully rebuild our core business, expand our current product offerings or determine viable strategic opportunities, our business, operating results or financial condition could be materially adversely affected. The current competitive environment adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

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

Discontinued Operations

Discontinued operations are presented and accounted for in accordance with Financial Accounting Standards Board (FASB) ASC 360, “Impairment or Disposal of Long-Lived Assets,” (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $331,000 at June 30, 2013 and $330,000 at December 31, 2012, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	June 30, 2013 (Unaudited)	December 31, 2012
Beginning Accrued warranty balance	$329,680	$217,812
Reduction for labor payments and claims made under the warranty	—	(1,723)
Accruals related to warranties issued during the period	1,173	113,591
Ending Accrued warranty balance	$330,853	$329,680

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $1.0 million at June 30, 2013 and December 31, 2012 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 11.5 years as of June 30, 2013, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2012 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU No. 2013-01). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and did  not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which is included in ASC 220, “Comprehensive Income”, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU NO. 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (US GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments of ASU No. 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance impacts presentation disclosures only and did not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, which is included in ASC 830, “Foreign Currency Matters”, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). This update resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. ASU No. 2013-05 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Westinghouse Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. During the six months ended June 30, 2013 and 2012, we recorded a gain from discontinued operations of approximately $8,000 and $23,000, respectively. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, and consist of the following:

Assets of discontinued operations:	June 30, 2013 (unaudited)	December 31, 2012
Accounts receivable and other receivables	$—	$1,340
Prepaid expenses and other current assets	—	—
Other assets	—	9,556
Total current assets of discontinued operations	—	10,896
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$200,000	$210,896

Liabilities of discontinued operations:	June 30, 2013 (unaudited)	December 31, 2012
Accrued liabilities	$—	$8,656
Accrued warranty	1,013,578	1,042,663
Deferred revenue	—	1,500
Total current liabilities	$1,013,578	$1,052,819

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

4. Accounts Receivable

Accounts receivable consists of the following:
	June 30, 2013 (Unaudited)	December 31, 2012
Trade accounts	$203,460	$490,401
Less: Allowance for bad debts	(159,868)	(108,750)
Less: Allowance for returns	(800)	(15,806)
	$42,792	$365,845

The following table summarizes the allowance for doubtful accounts as of June 30, 2013 and December 31, 2012:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Six months ended June 30, 2013	$108,750	$72,578	$(21,460)	$159,868
Year ended December 31, 2012	$39,000	$485,072	$(415,322)	$108,750

5. Inventory

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Finished goods	$683,203	$755,643
Work in process	144,986	240,070
	$828,189	$995,713

Included in inventory at June 30, 2013 is a $5,000 credit related to a pricing adjustment from a supply agreement. Included in inventory at December 31, 2012, is an $11,000 credit related to a pricing adjustment from a supply agreement.

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

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	June 30, 2013 (Unaudited)	December 31, 2012
Office equipment	$522,745	$522,745
Leasehold improvements	148,759	148,759
Vehicles	17,992	17,992
	689,496	689,496
Less: Accumulated depreciation and amortization	(662,869)	(642,619)
	$26,627	$46,877

Depreciation expense for the three months ended June 30, 2013 and 2012 was approximately $10,000 and $40,000, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was approximately $20,000 and $80,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	June 30, 2013 (Unaudited)	December 31, 2012
Accrued salaries, wages, benefits and bonus	$34,556	$65,581
Sales tax payable	60	877
Accrued accounting and legal fees	19,900	5,160
Customer deposit payable	36,540	36,540
Accrued interest	76,438	76,438
Royalty payable	250,000	262,500
Other accrued liabilities	3,136	41,860
	$420,630	$488,956

8. Credit Facility

Line of credit

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of June 30, 2013, there were no borrowings under the 2011 Credit Facility. In addition, due to Suntech entering judgment against us, our credit facility is currently unavailable.

9. Stockholders’ Equity

We have 101,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of June, 2013, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, all of which have been converted or cancelled and none of which remain outstanding, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, of which 1,175 shares remain outstanding, (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, of which 147 shares remain outstanding, and (iv) 1,150 shares of our Series D 8% Convertible Preferred Stock, par value $0.001, of which 1,130 shares remain outstanding.

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

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of June 30, 2013, 2,825 shares of Series B Preferred stock had been converted into 31,536,641 shares of common stock.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of June 30, 2013, there were 1,175 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 147 shares of Series C Preferred that remain outstanding. After adjustment to the conversion prices as a result of the May 13, 2013 draw down, the outstanding Series B Preferred and Series C Preferred would be convertible into 35,240,540 shares and 4,888,900 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, the company and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

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

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 1,104,355 shares available for issuance under the Stock Plan as of June 30, 2013.

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

We recognized stock-based compensation expense of approximately $11,000 and $145,000 during the three months ended June 30, 2013 and 2012, respectively, and $13,000 and $440,000 during the six months ending June 30, 2013, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2013:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2013	48,073	$2.50
Granted	—	$—
Forfeited/cancelled	(21,798)	$2.46
Released/vested	(7,955)	$2.61
Outstanding and not vested at June 30, 2013	18,320	$2.51

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2013 and December 31, 2012, there was approximately $38,000 and $96,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three months ended June 30, 2013 and 2012, was approximately $665 and $84,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and six months ended June 30, 2013 and 2012, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2013:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2013	679,744	$2.75
Granted	—	$—
Forfeited/cancelled/expired	(137,670)	$3.66
Exercised	—	$—
Outstanding at March 31, 2013	542,074	$2.52
Exercisable at March 31, 2013	430,200	$2.49

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. There were no stock options issued during the six month period ended June 30, 2013. The fair value of stock option grants during the three and six months ended June 30, 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average volatility	—	105.5	—	105.5
Expected dividends	—	0.0%	—	0.0%
Expected life	—	2.6 years	—	2.6 years
Weighted-average risk-free interest rate	—	0.4%	—	0.4%

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of June 30 2013 and December 31, 2012, was 2.5 years and 3.1 years, respectively. The total estimated fair value of stock options vested during the six months ended June 30, 2013 and 2012 was approximately $29,000 and $333,000, respectively. The aggregate intrinsic value of stock options outstanding as of June 30, 2013 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At June 30, 2013 and December 31, 2012, there was approximately $26,000 and $281,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 0.5 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three months ended June 30, 2013, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of March 31, 2013, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.7%, an expected life of 0.9 years; an expected volatility factor of 127.5% and a dividend yield of 0.0%. The fair value of the warrants decreased to zero as of June 30, 2013 and we recognized a $9 favorable non-cash adjustment from the change in fair value of these warrants for the six months ended June 30, 2013.

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

As of June 30, 2013, we have 3,398,045 warrants outstanding at a weighted-average exercise price of $1.36. During the six months ended June 30, 2013, there was no activity in our outstanding warrants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Numerator:
Net loss	$(408,806)	$(2,196,814)	$(1,429,540)	$(5,047,902)
Less: Net loss allocated to participating securities	137	56,260	713	115,380
Net loss attributable to stockholders	(408,669)	(2,140,554)	(1,428,827)	(4,932,522)
Preferred stock dividend	(42,309)	(21,028)	(95,529)	(42,287)
Preferred deemed dividend	(104,000)	—	(374,000)	—
	$(554,978)	$(2,161,582)	$(1,898,356)	$(4,974,809)
Denominator:
Weighted-average shares outstanding	54,772,776	18,944,321	43,984,812	17,707,296
Weighted-average unvested restricted shares outstanding	(18,320)	(485,162)	(21,949)	(404,735)
Denominator for basic net loss per share	54,754,456	18,459,159	43,962,863	17,302,561

Basic net loss per share attributable to common stockholders	$(0.01)	$(0.12)	$(0.04)	$(0.29)

Diluted:
Numerator:
Net loss	$(408,806)	$(2,196,814)	$(1,429,540)	$(5,047,902)
Less: Net loss allocated to participating securities	137	56,260	713	115,380
Net loss attributable to stockholders	(408,669)	(2,140,554)	(1,428,827)	(4,932,522)
Preferred stock dividend	(42,309)	(21,028)	(95,529)	(42,287)
Preferred deemed dividend	(104,000)	—	(374,000)	—
	$(554,978)	$(2,161,582)	$(1,898,356)	$(4,974,809)
Denominator:
Denominator for basic calculation	54,754,456	18,459,159	43,962,863	17,302,561
Weighted-average effect of dilutive stock options	—	—	—	—
Denominator for diluted net loss per share	54,754,456	18,459,159	43,962,863	11,302,561

Diluted net loss per share attributable to common stockholders	$(0.01)	$(0.12)	$(0.04)	$(0.29)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	June 30, 2013	December 31, 2012
Stock options outstanding	542,074	679,744
Unvested restricted stock	18,320	48,073
Warrants to purchase common stock	3,398,045	3,398,045
Preferred stock convertible into common stock	51,429,440	35,230,263

14. Concentration of Risk

Disruption of Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We had a limited amount of remaining inventory on hand as of June 30, 2013, and although we are actively working with EEG to produce Westinghouse Solar modules, the disruption and loss of our historical primary component supply relationships is severely disruptive to our operations.  In recent periods, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of June 30, 2013, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $870,000, plus accrued interest of $76,438, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. We do not anticipate that our prior suppliers will make any further shipments to us, which is resulting in decreased sales and revenue for us, and adversely affecting our customer relationships. We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway and we have not received any shipments of panels since April 2012.

On May 30, 2013, we and Environmental Engineering Group Pty Ltd (EEG) announced a supply agreement for the assembly of Westinghouse Solar’s proprietary solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers during the third calendar quarter of this year.

Concentration of Risk in Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2013 and 2012, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the six months ended June 30, 2013 and 2012, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Six Months Ended June 30,
	2013	2012
Lennox International Inc.	13.2%	12.6%
Lowe’s Companies, Inc.	0.9%	39.2%
Lennar Corporation	0.0%	8.0%

We had no receivable balance from Lennar as of June 30, 2013 or December 31, 2012. Lennox accounted for 1.6% and 5.9% of our gross accounts receivable as of June 30, 2013 and December 31, 2012, respectively. Lowe’s accounted for 0% and 4.0% of our gross accounts receivable as of June 30, 2013 and December 31, 2012.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. At June 30, 2013 and December 31, 2012, accounts payable included amounts owed to our top three vendors of approximately $870,000 and $960,000, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	June 30, 2013
Fair value of common stock warrant liability	$—	$—	$—	$—
Accrued rent related to office closures	—	—	—	—
Total	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	December 31, 2012
Fair value of common stock warrant liability	$—	$—	$9	$9
Accrued rent related to office closures	—	—	8,656	8,656
Total	$—	$—	$8,665	$8,665

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

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2013:

	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2013	$8,656	$9	$8,665
Total realized and unrealized gains or losses	44	(9)	35
Repayments	(8,700)	—	(8,700)
Transfers out of level 3 upon exercise or conversion	—	—	—
Ending balance – June 30, 2013	$—	$—	$—

*     Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended June 30, 2013, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2013, Suntech has not sought to enforce its judgment. As of June 30, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438.

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

On May 7, 2012, we entered into a merger agreement with CBD Energy Limited, an Australian corporation (CBD). On September 21, 2012, we and CBD entered into an amendment to the merger agreement under which we agreed to extend the termination rights under the merger agreement from October 31, 2012 to January 31, 2013 (or in certain circumstances, from December 31, 2012 to March 31, 2013), subject to additional extensions. Subsequent to March 31, 2013, the termination of the merger agreement does not occur automatically, but it can be terminated unilaterally by either party, upon notice to the other. We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion had been repeatedly delayed, and the necessary registration statement had yet to be completed and filed. The uncertainty has resulted in a disruption in our supply relationships, leading to a significant decline in our revenue and the implementation of significant cost reductions including the layoff of employees. Given the continued delays and uncertainty of whether and when the closing conditions for the merger as set for in the merger agreement will be satisfied, we terminated the merger agreement with CBD effective July 18, 2013. We are now committed to focus our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities.

On May 17, 2010, we entered into an exclusive worldwide license agreement with Westinghouse Electric that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. Since July 22, 2010, we have been operating under the name “Westinghouse Solar.” Minimum payments due under the license agreement were $750,000 for the year ending December 31, 2012 and are $1.0 million for the year ending December 31, 2013. We are currently past due for license fee payments of $382,500 related to 2012 and $250,000 for the first quarter of 2013. An additional $250,000 minimum license fee payment related to the second quarter ended 2013 is due on July 31, 2013. On July 22 2013, Westinghouse Electric notified us that we were in breach of contract due to the non-payment of past due license fees. Due to our limited resources, it is unlikely that payment will be made for past due license fees within the thirty-day cure period which will result in the termination of the license agreement. Upon the termination of the license agreement, we must immediately discontinue any and all use of the Westinghouse name and marks but shall be permitted to sell remaining products containing the Westinghouse marks within a six (6) month period. Although we have valued our relationship with Westinghouse, we do not believe that the termination of the license agreement will have a material adverse effect on our future business. While the Westinghouse trademark is an important, world-wide recognized brand, we believe the most important competitive factors relating to our products are their effectiveness, efficiency and consumer cost, i.e., price point, and ultimately to the extent the cost of the Westinghouse license becomes prohibitive, it negatively impacts our cost of goods.

In September 2007, we introduced our new “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) all black appearance with no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have three U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157 and Patent No. 7,866,098) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 6 foreign patents. Currently, we have nine issued patents and 23 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

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

Concentration of Risk in Customer and Supplier Relationships

Disruption of Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech. On March 25, 2011, we entered into a volume supply agreement for a new generation of our solar panel products with Lightway, and in August 2011, we began purchasing solar panels from Lightway. Both Suntech and Lightway manufacture panels for us that are built to our unique specifications. We had a limited amount of remaining inventory on hand as of June 30, 2013, and although we are actively working with EEG to produce Westinghouse Solar modules, the disruption and loss of our historical primary component supply relationships is severely disruptive to our operations.  In recent periods, because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech America filed a lawsuit against us for breach of contract, alleging that it delivered products to us and has not received full payment, and seeking payment of approximately $990,000. On July 31, 2012, we and Suntech entered into a settlement of this dispute, which allows and requires us make payment of the account balance over time, with the unpaid balance accruing interest at 10% per annum. As of June 30, 2013, we have included in our Condensed Consolidated Balance Sheets, under accounts payable, a balance due to Suntech America of $870,000, plus accrued interest of $76,438, which is included in accrued liabilities in our Condensed Consolidated Balance Sheets. We do not anticipate that our prior suppliers will make any further shipments to us, which is resulting in decreased sales and revenue for us, and adversely affecting our customer relationships. We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway and we have not received any shipments of panels since April 2012.

On May 30, 2013, we and Environmental Engineering Group Pty Ltd (EEG) announced a supply agreement for the assembly of Westinghouse Solar’s proprietary solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers during the third calendar quarter of this year.

Concentration of Risk in Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2013 and 2012, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the six months ended June 30, 2013 and 2012, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Six Months Ended June 30,
	2013	2012
Lennox International Inc.	13.2%	12.6%
Lowe’s Companies, Inc.	0.9%	39.2%
Lennar Corporation	0.0%	8.0%

We had no receivable balance from Lennar as of June 30, 2013 or December 31, 2012. Lennox accounted for 1.6% and 5.9% of our gross accounts receivable as of June 30, 2013 and December 31, 2012, respectively. Lowe’s accounted for 0% and 4.0% of our gross accounts receivable as of June 30, 2013 and December 31, 2012.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. At June 30, 2013 and December 31, 2012, accounts payable included amounts owed to our top three vendors of approximately $870,000 and $960,000, respectively.

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Three Months Ended June 30,
	2013		2012
Net revenue	$130,046	100.0%	$1,209,211	100.0%
Cost of goods sold	151,726	116.7%	1,243,034	102.8%
Gross profit	(21,680)	(16.7)%	(33,823)	(2.8)%
Operating expenses
Sales and marketing	302,063	232.3%	467,523	38.7%
General and administrative	509,673	391.9%	1,663,885	137.6%
Total operating expenses	811,736	624.2%	2,131,408	176.3%
Loss from continuing operations	(833,416)	(640.9)%	(2,165,231)	(179.1)%
Other income (expense)
Interest (expense), net	(64)	(0.1)%	(39,006)	(3.2)%
Adjustment to the fair value of common stock warrants	2	0.0%	10,303	0.9%
Other income	420,000	323.0%	—	0.0
Total other expense, net	419,938	322.9%	(28,703)	(2.4)%
Loss before provision for income taxes and discontinued operations	(413,478)	(317.9)%	(2,193,934)	(181.4)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(413,478)	(317.9)%	(2,193,934)	(181.4)%
Net income (loss) from discontinued operations, net of tax	4,672	3.6%	(2,880)	(0.2)%
Net loss	(408,806)	(314.3)%	(2,196,814)	(181.7)%
Preferred stock dividend	(42,309)	(32.5)%	(21,028)	(1.7)%
Preferred deemed dividend	(104,000)	0.0%	—	0.0%
Net loss attributable to common stockholders	$(555,115)	(346.9)%	$(2,217,842)	(183.4)%

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.01)		$(0.12)

Weighted average shares used in computing loss per common share: (basic and diluted)	54,754,456		18,459,159

Net revenue

We generate revenue from the sale of solar power systems. For the three months ended June 30, 2013, we generated $130,000 of revenue, a decrease of $1.1 million, or 89.2%, compared to $1.2 million of revenue for the three months ended June 30, 2012. The decrease in revenue was due to limited inventory levels due to severe, ongoing supplier relationship issues. As of June 30, 2013, we had no current or unshipped orders for solar panel product pending with Suntech and our supply relationship with Lightway is stalled. On May 30, 2013, we and Environmental Engineering Group Pty Ltd (EEG) announced a supply agreement for the assembly of  our proprietary solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers during the third calendar quarter of this year.

Cost of goods sold

Cost of goods sold as a percent of revenue for the three months ended June 30, 2013, was 116.7% of net revenue, compared to 102.8% for the three months ended June 30, 2012. Gross loss for the three months ended June 30, 2013 was $22,000, or 16.7% of revenue, compared to gross loss of $34,000 or 2.8% of revenue for the same period in 2012. The decrease in gross margin for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, was due to higher inventory overhead allocations related to lower revenue volume.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2013 were $302,000, or 232.3% of net revenue as compared to $468,000, or 38.7% of net revenue during the same period of the prior year. The $165,000 decrease in sales and marketing expenses for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to decreases in payroll and commission costs of $141,000, advertising costs and trade shows expense of $51,000 and stock compensation costs of $43,000, partially offset by an increase in licensing fees owed to Westinghouse Electric Corporation of $63,000 and an increase in travel costs of $6,000. The decrease in payroll and stock compensation costs was due to lower headcount.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2013 were $510,000, or 391.9% of net revenue as compared to $1.7 million, or 137.6% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended June 30, 2013 compared to the same period in 2012, was due primarily to lower professional fees of $755,000, payroll costs of $173,000, research and development costs of $99,000, insurance expense of $42,000 and travel costs of $23,000. The decrease in legal and professional fees related to the recently terminated CBD merger transaction and patent litigation costs in the prior year. The decrease in payroll and stock compensation costs was due to lower headcount. The decrease in research and development costs was due to lower prototype parts and material and lower headcount.

Interest, net

During the three months ended June 30, 2013, net interest expense was essentially zero compared with net interest expense of $39,000 for the same period in 2012.

Adjustment to the fair value of common stock warrants

During the three months ended June 30, 2013, the fair value of the warrants was reduced to zero as a result of the decrease in the price of our common stock. During the three months ended June 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $10,000 in our condensed consolidated statements of operations.

Other Income

During the quarter ended June 30, 2013, we recorded other income of $420,000, net of legal fees, relating to the favorable settlement of a legal dispute relating to a supply agreement with a former customer.
Income taxes

During the three months ended June 30, 2013 and 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the three months ended June 30, 2013 was $833,000, compared to a net loss from continuing operations of $2.2 million for the three months ended June 30, 2012. For the three months ended June 30, 2012, the net loss included a favorable non-cash adjustment to the fair value of common stock warrants of $10,000. Excluding the impact of the common stock warrant adjustment, net loss from continuing operations for the three months ended June 30, 2012 was $2.2 million, or $0.12 per share.

Net income (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded net income of $5,000 from the discontinuance of our installation business segment for the three months ended June 30, 2013, compared with a net loss of $3,000 during the same period in 2012.

Preferred deemed dividend

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, we and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:

	Six Months Ended March 31,
	2013		2012
Net revenue	$211,240	100.0%	$3,631,551	100.0%
Cost of goods sold	239,468	113.4%	3,423,003	94.3%
Gross profit	(28,228)	(13.4)%	208,548	5.7%
Operating expenses
Sales and marketing	602,458	285.2%	1,090,703	30.0%
General and administrative	1,221,097	578.1%	3,727,294	102.6%
Total operating expenses	1,823,555	863.3%	4,817,997	132.7%
Loss from continuing operations	(1,851,783)	(876.6)%	(4,609,449)	(126.9)%
Other income (expense)
Interest income (expense), net	(5,363)	(2.5)%	(34,786)	(1.0)%
Adjustment to the fair value of common stock warrants	9	0.0%	(426,640)	(11.7)%
Other income	420,000	198.8%	—	0.0%
Total other income (expense)	414,646	196.3%	(461,426)	(12.7)%
Loss before provision for income taxes and discontinued operations	(1,437,137)	(680.3)%	(5,070,875)	(139.6)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(1,437,137)	(680.3)%	(5,070,875)	(139.6)%
Net income from discontinued operations, net of tax (Note 3)	7,597	3.6%	22,973	0.6%

Net loss	(1,429,540)	(676.7)%	(5,047,902)	(139.0)%
Preferred stock dividend	(95,529)	(45.2)%	(42,287)	(1.2)%
Preferred deemed dividend	(374,000)	(127.8)%	—	0.0%
Net loss attributable to common stockholders	$(1,899,069)	(849.8)%	$(5,090,189)	(140.2)%

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.04)		$(0.29)

Weighted average shares used in computing loss per common share: (basic and diluted)	43,962,863		17,302,561

Net revenue

We generate revenue from the sale of solar power systems. For the six months ended June 30, 2013, we generated $211,000 of revenue, a decrease of $3.4 million, or 94.2%, compared to $3.6 million of revenue for the six months ended June 30, 2012. The decrease in revenue was due to limited inventory levels due to severe, ongoing supplier relationship issues. As of June 30, 2013, we had no current or unshipped orders for solar panel product pending with Suntech and our supply relationship with Lightway is stalled. On May 30, 2013, we and Environmental Engineering Group Pty Ltd (EEG) announced a supply agreement for the assembly of our proprietary solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers during the third calendar quarter of this year.

Cost of goods sold

Cost of goods sold as a percent of revenue for the six months ended June 30, 2013, was 113.4% of net revenue, compared to 94.3% for the six months ended June 30, 2012. Gross loss for the six months ended June 30, 2013 was $28,000, or 13.4% of revenue, compared to gross profit of $209,000 or 5.7% of revenue for the same period in 2012. The decrease in gross margin for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, was due to higher inventory overhead allocations related to lower revenue volume.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2013 were $602,000, or 285.2% of net revenue as compared to $1.1 million, or 30.0% of net revenue during the same period of the prior year. The $488,000 decrease in sales and marketing expenses for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to decreases in payroll and commission costs of $336,000, advertising costs and trade shows expense of $141,000, stock compensation costs of $113,000 and $22,000 in travel costs, partially offset by an increase in licensing fees owed to Westinghouse Electric Corporation of $125,000. The decrease in payroll and stock compensation costs was due to lower headcount.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2013 were $1.2 million, or 578.1% of net revenue as compared to $3.7 million, or 102.6% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the six months ended June 30, 2013 compared to the same period in 2012, was due primarily to lower professional fees by $1.3 million, payroll costs of $501,000, research and development costs of $247,000, insurance expense of $73,000 and travel costs of $47,000. The decrease in legal and professional fees related to the recently terminated CBD merger transaction and patent litigation costs in the prior year. The decrease in payroll and stock compensation costs was due to lower headcount. The decrease in research and development costs was due to lower prototype parts and material and lower headcount.

Interest, net

During the six months ended June 30, 2013, net interest expense was approximately $5,000 compared with net interest expense of $35,000 for the same period in 2012.

Adjustment to the fair value of common stock warrants

During the six months ended June 30, 2013, the fair value of the warrants was reduced to zero as a result of the decrease in the price of our common stock. During the six months ended June 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $427,000 in our condensed consolidated statements of operations.

Other Income

During the quarter ended June 30, 2013, we recorded other income of $420,000, net of legal fees, relating to the favorable settlement of a legal dispute relating to a supply agreement with a former customer.
Income taxes

During the six months ended June 30, 2013 and 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net income from continuing operations

Net loss from continuing operations for the six months ended June 30, 2013 was $1.4 million, compared to a net loss from continuing operations of $5.1 million for the six months ended June 30, 2012. For the six months ended June 30, 2012, the net loss included an unfavorable non-cash adjustment to the fair value of common stock warrants of $427,000. Excluding the impact of the common stock warrant adjustment, net loss from continuing operations for the six months ended June 30, 2012 was $4.6 million, or $0.26 per share.

Gain (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded an 8,000 net gain from the discontinuance of our installation business segment for the six months ended June 30, 2013, compared with net income of $23,000 during the same period in 2012.

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

On January 24, 2013, we provided to the Purchasers of our Series C Preferred Stock a draw down notice under the purchase agreement. The purchasers agreed to accept the new draw down notice and thereby extend our right to exercise a “put” to sell additional Series C Preferred beyond the Securities Purchase Agreement’s prior expiration date of December 31, 2012. As a result of the draw down, we sold an aggregate of 75 additional shares of Series C Preferred to the Purchasers for aggregate proceeds of $75,000. Based on the closing price of our common stock as reported on the OTCQB Marketplace on January 24, 2013 (which was $0.05 per share), the 75 shares of Series C Preferred to be issued pursuant to the draw down would on January 24, 2013 be convertible into 1,500,000 shares of our common stock. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.08 to $0.05 per share on the total 720 shares of Series C Preferred Stock issued and outstanding at January 24, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $270,000.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, we and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Liquidity and Capital Resources

The current economic downturn presents us with challenges in meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the six months ended June 30, 2013 and for the year ended December 31, 2012, we have incurred net losses and negative cash flows from operations. We have undertaken several equity financing transactions to provide the capital needed to sustain our business and we have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. Based on current cash projections for 2013, we intend to address ongoing working capital needs through cost reduction measures and liquidation of remaining inventory, along with raising additional equity. In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013. No restructuring charges or severance payments were incurred. In the event that revenue is lower additional staffing reductions and expense cuts could occur. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of June 30, 2013, we had approximately $217,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at June 30, 2013, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable.

Because of our cash position and liquidity constraints, we have been late in making payments to both of our panel suppliers as well as Westinghouse Electric. We had a limited amount of remaining inventory on hand as of June 30, 2013. We do not have any unshipped orders for solar panel product pending with Suntech, and our supply relationship with Lightway is currently stalled.

On May 30, 2013, we and Environmental Engineering Group Pty Ltd (EEG) announced a supply agreement for the assembly of Westinghouse Solar’s proprietary solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers during the third calendar quarter of this year.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, challenges in rapidly securing alternative sources of supply for solar panels and recently terminated merger with CBD, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. We are committed to focusing our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities. We believe our current cash balance, projected financial results from our operations, and the amounts that should be available to us through debt and equity financing provide sufficient resources and operating flexibility to fund our anticipated cash needs, through at least the next 12 months; however, there can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. If we are unable to successfully rebuild our core business, expand our current product offerings or determine viable strategic opportunities, our business, operating results or financial condition could be materially adversely affected. The current competitive environment adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Our Line of Credit

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provides for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility may be terminated at any time by either party and may be renewed under similar terms if acceptable and agreed to by both parties. If any advance is not repaid in full within 90 days from the earlier of (a) invoice date, or (b) the date on which such advance is made, we are obligated to immediately pay the outstanding amount to Bridge Bank. Outstanding loans under the 2011 Credit Facility will accrue interest at the Bridge Bank Prime rate plus 3.0% (annualized) of the daily gross financed amount outstanding. The 2011 Credit Facility is secured by substantially all of our assets. As of June 30, 2013, there were no borrowings under the 2011 Credit Facility. In addition, due to Suntech entering judgment against us, our credit facility is currently unavailable.

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

On March 30, 2012, pursuant to our supply agreement with Lightway, we issued 1,900,000 shares of our common stock to them. The shares were issued at $0.55 per share based on the latest closing sale price on the date of issuance.

On August 14, 2012, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale of 2,000,000 shares of our common stock at a price of $0.25 per share. The aggregate purchase price was $500,000.

On January 24, 2013, we provided to the purchasers of our Series C Preferred Stock a draw down notice under the purchase agreement. The purchasers agreed to accept the new draw down notice and thereby extend our right to exercise a “put” to sell additional Series C Preferred beyond the securities purchase agreement’s prior expiration date of December 31, 2012. As a result of the draw down, we sold an aggregate of 75 additional shares of Series C Preferred to the purchasers for aggregate proceeds of $75,000. Based on the closing price of our common stock as reported on the OTCQB Marketplace on January 24, 2013 (which was $0.05 per share), the 75 shares of Series C Preferred to be issued pursuant to the draw down would be convertible into 1,500,000 shares of our common stock at such time.

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 Series D Preferred Stock draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of June 30, 2013, there were 1,175 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 147 shares of Series C Preferred that remain outstanding. After adjustment to the conversion prices as a result of the May 13, 2013 draw down, the outstanding Series B Preferred and Series C Preferred would be convertible into 35,240,540 shares and 4,888,900 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, we and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000.

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

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of June 30, 2013, we had approximately $217,000 in cash on hand. Our potentially available $750,000 credit facility is subject to limitations based on the level of our qualifying accounts receivable, and at June 30, 2013, we had no qualifying accounts receivable. In addition, due to Suntech entering judgment against us on March 15, 2013, our credit facility is currently unavailable.

Cash used in operating activities was approximately $352,000 for the six months ended June 30, 2013. Cash provided by operating activities was primarily due to a $250,000 decrease in accounts receivable, a $168,000 decrease in inventory, a $166,000 decrease in prepaid expenses and other current assets, a $122,000 decrease in other receivables and a $324,000 increase in accounts payable, partially offset by a $67,000 decrease in accrued liabilities. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by financing activities was approximately $441,000 for the six months ended June 30, 2013. During the six months ended June 30, 2013, we received $500,000 in proceeds from a preferred stock offering, less $56,000 in payment of placement agent fees.

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

Patent Costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 11.5 years as of June 30, 2013, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Recently Adopted Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, which is included in ASC 210, “Balance Sheet”, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU No. 2013-01). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815 “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and did  not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which is included in ASC 220, “Comprehensive Income”, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU NO. 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (US GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments of ASU No. 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance impacts presentation disclosures only and did not have an impact on our consolidated financial position, results of operation or cash flows.

In February 2013, the FASB issued ASU No. 2013-04, which is included in ASC 405, “Liabilities”, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation with the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. Examples of obligations within the scope to ASU No. 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and will not have an impact on our consolidated financial position, results of operation or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, which is included in ASC 830, “Foreign Currency Matters”, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). This update resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective for fiscal years and interim periods within those years beginning after December 5, 2013. ASU No. 2013-05 is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

Interest Rate Risk

As of June 30, 2013, there were no borrowings under our Bridge Bank 2011 Credit Facility. If we were to borrow the $750,000 maximum under the 2011 Credit Facility, which we are currently unable to do, interest would accrue at the rate of the Bridge Bank Prime rate plus a margin of 3.0%.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer who is also our  Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer who is also our  Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended June 30, 2013.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2013, Suntech has not sought to enforce its judgment. As of June 30, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of 946,438.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings will likely dilute our stockholders. Our loss of S-3 eligibility and limited availability of common stock will may make it more difficult to raise such money.  We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. In addition, on May 9, 2012 we announced the termination of the agreement and plan of merger which contemplated a merger in which CBD would become our parent company. This event may diminish our access to additional financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

We currently do not have any unshipped orders for solar panel product pending with Suntech or Lightway, and we have not received any shipments of panels since April 2012.  Our supply relationship with Lightway is currently stalled. On May 30, 2013, we and Environmental Engineering Group Pty Ltd (EEG) announced a supply agreement for the assembly of Westinghouse Solar’s proprietary solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers during the third calendar quarter of this year. Unless we are able to secure alternative sources of supply and in sufficient quantities, our inventory and revenue could diminish significantly, causing further disruption to our operations.

We are dependent upon our key suppliers for the components used in our systems and we must arrange for cost competitive manufacturing of our proprietary solar panels in order to grow our business; our suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules .

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. Both Suntech and Lightway manufactured panels for us that were built to our unique specifications. We have a limited amount of remaining inventory on hand as of June 30, 2013. We are actively working with EEG to produce Westinghouse Solar modules. The new modules recently achieved UL certification for U.S. distribution and production and shipment of its initial order are underway. Solar modules distributed in the United States will utilize Taiwan cells and therefore are not subject to punitive Chinese tariffs. Pursuant to the supply agreement, EEG will provide solar modules at market-competitive pricing, and in volume levels sufficient to meet our forecasted needs. We expect to begin shipping product to customers during the third calendar quarter of this year.

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

Our historical solar panel suppliers, Suntech and Lightway, both manufactured panels for us in China. As a result, aggregate AD and CVD duties of 30.66% (for Lightway) and 35.97% (for Suntech) were imposed on our purchases. The resulting increase in our product prices harmed our competitive position in selling our products, and adversely affected our results of operations. Our new supply agreement with EEG provides for solar modules made with Tianwei cells and therefore are not subject to punitive Chinese tariffs.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the last two years, two customers have accounted for a significant portion of our revenues:, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets and Lennar Corporation (Lennar), a leading national homebuilder. Through June 30, 2013, Lennar had historically only ordered solar power systems from us for installation on 234 new homes, which was below their 600 home order commitment volume. No further orders have been received from Lennar since April 25, 2012. On December 28, 2012, we filed a complaint against Lennar in the United States District Court for the Southern District of Florida stating claims for breach of contract under a supply agreement with us. On May 21, 2013, the Company and Lennar entered into a final and comprehensive settlement of this legal dispute. Terms of the settlement are confidential per the parties' settlement agreement. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

On July 22 2013, Westinghouse Electric notified us that we were in breach of contract  due to the non-payment of past due license fees. Due to our limited resources, it is unlikely that payment will be made for past due license fees within the thirty-day cure period which will result in the termination of the license agreement. While the Westinghouse trademark is an important, world-wide recognized brand, we believe the most important competitive factors relating to our products are their effectiveness, efficiency and consumer cost, i.e., price point, and ultimately to the extent the cost of the Westinghouse license becomes prohibitive, it negatively impacts our cost of goods. However, we do not have the ability to accurately estimate the true impact of the loss of the use of such trademark.   We have registered the “Andalay” trademark with the United States Patent and Trademark Office related to our panel technology. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

We may have warranty obligations to Real Goods Solar, Inc. that could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “WS Installations”). We retain secondary warranty responsibility on the WS Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for June 30, 2013 and December 31, 2012, a liability of approximately $1.0 million and $1.1 million, respectively, to cover these warranty obligations. That amount is intended to cover both the WS Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of July 29, 2013, we had 83,168,639 shares of common stock outstanding (which includes 16,889 unvested shares of restricted stock granted to our directors and our employees), 1,130 shares of Series D Preferred that are convertible into 11,300,000 shares of common stock, 147 shares of Series C Preferred that are convertible into 4,888,900 shares of common stock, 912 shares of Series B Preferred that are convertible into 27,346,766 shares of common stock, and we had warrants to purchase 3,398,045 shares of common stock and options to purchase 542,074 shares of common stock outstanding.

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

Risks Relating to Our Company

The recently terminated Merger Agreement with CBD could have a material adverse effect on our business, results of operations, and financial condition.

On May 7, 2012, we entered into a merger agreement with CBD Energy Limited, an Australian corporation (CBD). On September 21, 2012, we and CBD entered into an amendment to the merger agreement under which we agreed to extend the termination rights under the merger agreement from October 31, 2012 to January 31, 2013 (or in certain circumstances, from December 31, 2012 to March 31, 2013), subject to additional extensions. Subsequent to March 31, 2013, the termination of the merger agreement does not occur automatically, but it can be terminated unilaterally by either party, upon notice to the other. We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion had been repeatedly delayed, and the necessary registration statement had yet to be completed and filed. The uncertainty has resulted in a disruption in our supply relationships, leading to a significant decline in our revenue and the implementation of significant cost reductions including the layoff of employees. Given the continued delays and uncertainty of whether and when the closing conditions for the merger as set for in the merger agreement will be satisfied, we terminated the merger agreement with CBD effective July 18, 2013. We are now committed to focus our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities.

If we are unable to successfully rebuild our core business, expand our current product offerings or determine viable strategic opportunities, our business, operating results or financial condition could be materially adversely affected.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013 we issued 750 shares of our Series D Preferred stock at a per share price of $367 for aggregate proceeds of $275,000.  Also during the three months ended June 30, 2013, we issued 200 shares of our Series D Preferred for payment of financial advisor fees. We also issued 36,178 shares of common stock during the three months ended June 30, 2013, in lieu of cash dividends on outstanding shares of Series D Preferred stock. These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.       Mine Safety Disclosure

Not Applicable

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

Dated: July 31, 2013	/s/ Margaret R. Randazzo
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