Form 10-Q
period 2013-09-30
Andalay Solar, Inc.
filed 2013-11-13
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

Andalay Solar, Inc.
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

As of November 6, 2013, 102,044,402 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Andalay Solar, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$379,476	$127,385
Accounts receivable, net	33,779	365,845
Other receivables	42	121,990
Inventory, net	1,056,941	995,713
Prepaid expenses and other current assets	223,352	420,108
Assets of discontinued operations	—	10,896
Total current assets	1,693,590	2,041,937
Property and equipment, net	19,094	46,877
Patents, net	1,273,813	1,329,046
Other assets, net	156,067	183,258
Assets of discontinued operations – long-term	200,000	200,000
Total assets	$3,342,564	$3,801,118

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$4,305,865	$3,329,537
Accrued liabilities	67,853	488,956
Accrued warranty	331,390	329,680
Common stock warrant liability	—	9
Credit facility	350,000	—
Capital lease obligations – current portion	1,288	4,385
Liabilities of discontinued operations	990,933	1,052,819
Total current liabilities	6,047,329	5,205,386

Capital lease obligations, less current portion	—	328
Convertible note – long term	201,363	—
Total liabilities	6,248,692	5,205,714

Commitments and contingencies (Note 17)

Series C convertible redeemable preferred stock, $0.001 par value; 97 and 800 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	180,468	983,747

Series D convertible redeemable preferred stock, $0.001 par value; 950 and 0 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	1,024,952	—

Stockholders’ deficit:
Series B convertible redeemable preferred stock, $0.001 par value; 823 and 2,243 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	265,362	741,171
Common stock, $0.001 par value; 500,000,000 shares authorized; 91,931,852 and 26,924,643 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (Note 1)	91,932	26,925
Additional paid-in capital	78,298,140	76,455,054
Accumulated deficit	(82,766,982)	(79,611,493)
Total stockholders’ deficit	(4,111,548)	(2,388,343)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,342,564	$3,801,118

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$156,630	$838,446	$367,870	$4,469,997
Cost of goods sold	167,891	1,063,538	407,359	4,486,541
Gross loss	(11,261)	(225,092)	(39,489)	(16,544)
Operating expenses
Sales and marketing	201,590	536,463	804,048	1,627,166
General and administrative	595,241	1,458,468	1,816,338	5,185,762
Total operating expenses	796,831	1,994,931	2,620,386	6,812,928
Loss from continuing operations	(808,092)	(2,220,023)	(2,659,875)	(6,829,472)
Other income (expense)
Interest income (expense), net	(1,367)	(36,433)	(6,730)	(71,219)
Adjustment to the fair value of common stock warrants	—	8,972	9	(417,668)
Other income	—	—	420,000	—
Total other income (expense), net	(1,367)	(27,461)	413,279	(488,887)
Loss before provision for income taxes and discontinued operations	(809,459)	(2,247,484)	(2,246,596)	(7,318,359)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(809,459)	(2,247,484)	(2,246,596)	(7,318,359)
Net income from discontinued operations, net of tax (Note 3)	3,200	8,932	10,797	31,905
Net loss	(806,259)	(2,238,552)	(2,235,799)	(7,286,454)
Preferred stock dividend	(28,980)	(75,331)	(124,509)	(117,618)
Preferred deemed dividend	(501,304)	—	(875,304)	—
Net loss attributable to common stockholders	$(1,336,543)	$(2,313,883)	$(3,235,612)	$(7,404,072)

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.02)	$(0.11)	$(0.06)	$(0.40)

Weighted average shares used in computing loss per common share: (basic and diluted)	81,746,372	19,883,887	56,695,767	18,163,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2013	800	$983,747	—	$—	2,243	$741,171	26,924,643	$26,925	$76,455,054	$(79,611,493)	$(2,388,343)
Issuance of Series C convertible redeemable preferred stock for cash	75	75,000	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock for cash, net	—	—	950	475,000	—	—	—	—	—	—	—
Return of Series D convertible redeemable preferred stock	—	—	(200)	(80,123)	—	—	—	—	—	80,123	80,123
Issuance of Series D convertible redeemable preferred stock for payment of financial advisor fees	—	—	230	210,000	—	—	—	—	—	—	—
Preferred deemed dividend	—	410,227	—	465,077	—	—	—	—	—	(875,304)	(875,304)
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(1,420)	(475,809)	42,277,814	42,278	433,531	—	—
Conversion of Series C Convertible Redeemable preferred stock to common stock	(778)	(1,288,506)	—	—	—	—	17,977,766	17,978	1,270,528	—	1,288,506
Conversion of Series D Convertible Redeemable preferred stock to common stock	—	—	(30)	(45,002)	—	—	1,500,000	1,500	43,502	—	45,002
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	3,276,647	3,277	121,232	(124,509)	—
Placement agent and registration fees and other direct costs	—	—	—	—	—	—	—	—	(55,919)	—	(55,919)
Grants of restricted stock, net of forfeitures and upon exercise or expiration of warrants	—	—	—	—	—	—	(25,018)	(26)	(276)	—	(302)
Stock-based compensation	—	—	—	—	—	—	—	—	30,488		30,488
Net loss	—	—	—	—	—	—	—	—	—	(2,235,799)	(2,235,799)
Balance at September 30, 2013	97	$180,468	950	$1,024,952	823	$265,362	91,931,852	$91,932	$78,298,140	$(82,766,982)	$(4,111,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Andalay Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,235,799)	$(7,286,454)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	27,784	120,345
Amortization	83,969	39,844
Bad debt expense	89,325	476,258
Inventory impairment	—	271,269
Unrealized (gain) loss on fair value adjustment of common stock warrants	(9)	417,668
Non-cash stock-based compensation expense	30,488	570,402
Changes in assets and liabilities:
Accounts receivable	242,741	710,603
Other receivables	121,948	1,816
Inventory	(61,228)	2,335,640
Prepaid expenses and other current assets	196,756	482,851
Assets of discontinued operations – short term	10,895	76,203
Assets held for sale	—	2,723
Other assets	(1,546)	(637,054)
Assets of discontinued operations – long-term	—	9,913
Accounts payable	1,186,329	452,710
Accrued liabilities and accrued warranty	(419,393)	544,003
Liabilities of discontinued operations	(61,886)	(233,061)
Net cash used in operating activities	(789,626)	(1,644,321)
Cash flows from financing activities
Borrowing on convertible note payable	201,363	—
Repayment notes payable	—	(283,252)
Borrowing (repayment) on line of credit	350,000	(39,473)
Repayments on capital lease obligations	(3,425)	(3,502)
Proceeds from redeemable preferred stock offering	550,000	—
Proceeds from securities purchase agreement	—	500,000
Proceeds from exercise of warrants	—	283,334
Payment of placement agent and registration fees and other direct costs	(55,919)	(90,754)
Employee taxes paid for vesting of restricted stock	(302)	(12,535)
Net cash provided by financing activities	1,041,717	353,818
Net increase (decrease) in cash	252,091	(1,290,503)
Cash
Beginning of period	127,385	1,346,777
End of period	$379,476	$56,274

Supplemental cash flows disclosures:
Cash paid during the period for interest	$6,759	$20,812
Supplemental disclosure of non-cash financing activity:
Conversion of preferred stock to common stock	$1,809,317	$—
Conversion of common stock warrant liability upon exercise of warrants	$—	$252,765
Return of Series D Convertible Preferred Stock	$80,123	$—
Reclassification of common stock liability upon modification of warrants	$—	$481,242
Preferred deemed dividend	$875,304	$—
Preferred stock dividends paid in common stock	$124,509	$117,618
Stock issued in satisfaction of accounts payable to investor supplier	$—	$1,045,000
Stock issued to procure inventory	$—	$97,800
Preferred stock issued for payment of financial advisor fees	$210,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Andalay Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Westinghouse Solar, Inc. and Akeena Solar, Inc., for the years ended December 31, 2012 and 2011 appearing in our Form 10-K. The September 30, 2013 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Description of Business

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business.

We were incorporated in February 2001 as Akeena Solar, Inc. in the State of California and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the Merger, the stockholders of the Company received one share of Fairview common stock for each issued and outstanding share of The Company’s common stock. The Company’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. On May 17, 2010, we entered into an exclusive worldwide license agreement with Westinghouse, Inc, which permitted us to manufacture, distribute and market solar panels under the Westinghouse name and in connection therewith, on April 6, 2011, we changed our name to Westinghouse Solar, Inc. On August 23, 2013, the license agreement with Westinghouse, Inc. was terminated and on September 19, 2013, we changed our name to our current name, Andalay Solar, Inc.

On May 7, 2012, we entered into a merger agreement with CBD Energy Limited, an Australian corporation (“CBD”). We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion had been repeatedly delayed, and the necessary registration statement had yet to be completed and filed. The uncertainty resulted in a disruption in our supply relationships, leading to a significant decline in our revenue and the implementation of significant cost reductions including the layoff of employees during the time we pursued the merger. Given the continued delays and uncertainty of whether and when the closing conditions for the merger as set for in the merger agreement will be satisfied, we terminated the merger agreement with CBD effective July 18, 2013. We are now committed to focus our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities.

Our Corporate headquarters is located at 1475 S. Bascom Ave., Campbell, CA 95008. Our telephone number is (408) 402-9400. Additional information about Andalay Solar is available on our website at http://www.Andalaysolar.com. The information on our web site is not incorporated herein by reference.

2. Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For each quarter in 2013 and for each of the two years in the period ending December 31, 2012, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. As of September 30, 2013, we had approximately $379,000 in cash on hand.  Based on current cash projections for the remainder of 2013, we intend to address ongoing working capital needs through liquidation of remaining inventory, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We have remaining panel inventory on hand as of September 30, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in the first quarter of 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  The Convertible Note bears interest at the rate of 8% per annum compounded annually, is payable at maturity and the principal and interest outstanding under the Convertible Note are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the Convertible Note is subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the Convertible Note equals or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the Convertible Note can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. We have the option of repaying the outstanding principal amount of the Convertible Note, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the Convertible Note, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the Convertible Note is repaid in full.

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments and, as of September 30, 2013 and December 31, 2012, there were no cash equivalents.

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

Discontinued Operations

Discontinued operations are presented and accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) ASC 360, “Impairment or Disposal of Long-Lived Assets,” (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $331,000 at September 30, 2013 and $330,000 at December 31, 2012, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	September 30, 2013 (Unaudited)	December 31, 2012
Beginning accrued warranty balance	$329,680	$217,812
Reduction for labor payments and claims made under the warranty	(1,700)	(1,723)
Accruals related to warranties issued during the period	3,410	113,591
Ending accrued warranty balance	$331,390	$329,680

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $991,000 at September 30, 2013 and $1 million at December 31, 2012 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 11.25 years as of September 30, 2013, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2012 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In January 2013, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2013-01, which is included in ASC 210, “Balance Sheet,” “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU No. 2013-01). This update clarifies that the scope of ASU 2011-11: “Disclosures about Offsetting Assets and Liabilities” applies only to derivatives accounted for under ASC 815, “Derivatives and Hedging”, included bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The adoption of this guidance impacts presentation disclosures only and did  not have an impact on our consolidated financial position, results of operation or cash flows.

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

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Andalay Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. During the nine months ended September 30, 2013 and 2012, we recorded a gain from discontinued operations of approximately $11,000 and $32,000, respectively. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, and consist of the following:

Assets of discontinued operations:	September 30, 2013 (unaudited)	December 31, 2012
Accounts receivable and other receivables	$—	$1,340
Prepaid expenses and other current assets	—	—
Other assets	—	9,556
Total current assets of discontinued operations	—	10,896
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$200,000	$210,896

Liabilities of discontinued operations:	September 30, 2013 (unaudited)	December 31, 2012
Accrued liabilities	$—	$8,656
Accrued warranty	990,933	1,042,663
Deferred revenue	—	1,500
Total current liabilities	$990,933	$1,052,819

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

4. Accounts Receivable

Accounts receivable consists of the following:
	September 30, 2013 (Unaudited)	December 31, 2012
Trade accounts	$178,070	$490,401
Less: Allowance for bad debts	(142,000)	(108,750)
Less: Allowance for returns	(2,291)	(15,806)
	$33,779	$365,845

The following table summarizes the allowance for doubtful accounts as of September 30, 2013 and December 31, 2012:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Nine months ended September 30, 2013	$108,750	$89,325	$(56,075)	$142,000
Year ended December 31, 2012	$39,000	$485,072	$(415,322)	$108,750

5. Inventory

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Finished goods	$950,831	$755,643
Work in process	106,110	240,070
	$1,056,941	$995,713

Included in inventory at September 30, 2013 is a $5,000 credit related to a pricing adjustment from a supply agreement. Included in inventory at December 31, 2012, is an $11,000 credit related to a pricing adjustment from a supply agreement.

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

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	September 30, 2013 (Unaudited)	December 31, 2012
Office equipment	$522,745	$522,745
Leasehold improvements	148,759	148,759
Vehicles	17,992	17,992
	689,496	689,496
Less: Accumulated depreciation and amortization	(670,402)	(642,619)
	$19,094	$46,877

Depreciation expense for the three months ended September 30, 2013 and 2012 was approximately $8,000 and $40,000, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was approximately $28,000 and $120,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	September 30, 2013 (Unaudited)	December 31, 2012
Accrued salaries, wages, benefits and bonus	$35,293	$65,581
Sales tax payable	—	877
Accrued accounting and legal fees	16,500	5,160
Customer deposit payable	—	36,540
Accrued interest	—	76,438
Royalty payable	—	262,500
Other accrued liabilities	16,060	41,860
	$67,853	$488,956

8. Note Payable and Credit Facility

Note payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  The Convertible Note bears interest at the rate of 8% per annum compounded annually, is payable at maturity and the principal and interest outstanding under the Convertible Note are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the Convertible Note is subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the Convertible Note equals or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the Convertible Note can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

We have the option of repaying the outstanding principal amount of the Convertible Note, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the Convertible Note, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the Convertible Note is repaid in full.

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000. The terms of the convertible note meet the criteria for bifurcation of an embedded derivative, however, the amount of such embedded derivative was deemed to have a de minimis value.

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provided for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility was terminated on August 16, 2013.

9. Stockholders’ Equity

We have 501,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of September 30, 2013, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, all of which have been converted or cancelled and none of which remain outstanding, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, of which 823 shares remain outstanding, (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, of which 97 shares remain outstanding, and (iv) 1,150 shares of our Series D 8% Convertible Preferred Stock, par value $0.001, of which 950 shares remain outstanding.

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

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

On February 17, 2011, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale of 4,000 units at a price of $900 per unit (the “Securities Purchase Agreement”). The aggregate purchase price for the Securities was $3,600,000, less $532,000 in issuance costs. As of September 30, 2013, 3,177 shares of Series B Preferred stock had been converted into 43,430,415 shares of common stock.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of September 30, 2013, there were 823 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 97 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion price of the Series B Preferred was further reduced from $0.03 per share of common stock to $0.02 and the conversion price of the Series C Preferred was also further reduced from $0.03 per share of common stock to $0.02. After adjustment to the conversion prices as a result of the August 30, 2013 financing, the outstanding Series B Preferred and Series C Preferred would be convertible into 37,020,234 shares and 4,833,350 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the Company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, the Company and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend. As a result of the $500,000 loan and security agreement entered into on September 30, 2013, we issued to the lender 50 shares of our Series D Preferred stock for the $50,000 loan origination fee.

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 50,000,000 shares and there were 48,102,924 shares available for issuance under the Stock Plan as of September 30, 2013.

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

We recognized stock-based compensation expense of approximately $107,000 and $130,000 during the three months ended September 30, 2013 and 2012, respectively, and $240,000 and $570,000 during the nine months ended September 30, 2013, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2013:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2013	48,073	$2.50
Granted	—	$—
Forfeited/cancelled	(21,798)	$2.46
Released/vested	(9,386)	$2.74
Outstanding and not vested at September 30, 2013	16,889	$2.43

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2013 and December 31, 2012, there was approximately $32,000 and $96,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012, was approximately $700 and $229,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2013 and 2012, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2013:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding at January 1, 2013	679,744	$2.75
Granted	—	$—
Forfeited/cancelled/expired	(411,040)	$3.00
Exercised	—	$—
Outstanding at March 31, 2013	268,704	$2.38
Exercisable at March 31, 2013	247,871	$2.40

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. There were no stock options issued during the nine month period ended September 30, 2013. The fair value of stock option grants during the three and nine months ended September 30, 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average volatility	—	—	—	105.5
Expected dividends	—	—	—	0.0%
Expected life	—	—	—	2.6 years
Weighted-average risk-free interest rate	—	—	—	0.4%

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of September 30 2013 and December 31, 2012, was 2.4 years and 3.1 years, respectively. The total estimated fair value of stock options vested during the nine months ended September 30, 2013 and 2012 was approximately $45,000 and $41,000, respectively. The aggregate intrinsic value of stock options outstanding as of September 30, 2013 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At September 30, 2013 and December 31, 2012, there was approximately $17,000 and $127,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 0.4 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2013, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. As of March 31, 2013, the fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 0.7%, an expected life of 0.9 years; an expected volatility factor of 127.5% and a dividend yield of 0.0%. The fair value of the warrants decreased to zero as of September 30, 2013 and we recognized a $9 favorable non-cash adjustment from the change in fair value of these warrants for the nine months ended September 30, 2013.

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

As of September 30, 2013, we have 3,398,045 warrants outstanding at a weighted-average exercise price of $1.36. During the nine months ended September 30, 2013, there was no activity in our outstanding warrants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Numerator:
Net loss	$(806,259)	$(2,238,552)	$(2,235,799)	$(7,286,454)
Less: Net loss allocated to participating securities	169	32,415	801	144,349
Net loss attributable to stockholders	(806,090)	(2,206,137)	(2,234,998)	(7,142,105)
Preferred stock dividend	(28,980)	(75,331)	(124,509)	(117,618)
Preferred deemed dividend	(501,304)	—	(875,304)	—
	$(1,336,374)	$(2,281,468)	$(3,234,811)	$(7,259,723)
Denominator:
Weighted-average shares outstanding	81,763,478	20,176,051	56,716,084	18,536,062
Weighted-average unvested restricted shares outstanding	(17,106)	(292,164)	(20,317)	(367,211)
Denominator for basic net loss per share	81,746,372	19,883,887	56,695,767	18,168,851

Basic net loss per share attributable to common stockholders	$(0.02)	$(0.11)	$(0.06)	$(0.40)

Diluted:
Numerator:
Net loss	$(806,259)	$(2,238,552)	$(2,235,799)	$(7,286,454)
Less: Net loss allocated to participating securities	169	32,415	801	144,349
Net loss attributable to stockholders	(806,090)	(2,206,137)	(2,234,998)	(7,142,105)
Preferred stock dividend	(28,980)	(75,331)	(124,509)	(117,618)
Preferred deemed dividend	(501,304)	—	(875,304)	—
	$(1,336,374)	$(2,281,468)	$(3,234,811)	$(7,259,723)
Denominator:
Denominator for basic calculation	81,746,372	19,883,887	56,695,767	18,168,851
Weighted-average effect of dilutive stock options	—	—	—	—
Denominator for diluted net loss per share	81,746,372	19,883,887	56,695,767	18,168,851

Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.11)	$(0.06)	$(0.40)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	September 30, 2013	December 31, 2012
Stock options outstanding	268,704	679,744
Unvested restricted stock	16,889	48,073
Warrants to purchase common stock	3,398,045	3,398,045
Preferred stock convertible into common stock	89,353,584	35,230,263

14. Concentration of Risk

Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of September 30, 2013, Suntech has not sought to enforce its judgment. As of September 30, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We have remaining panel inventory on hand as of September 30, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in the first quarter of 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the nine months ended September 30, 2013 and 2012, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the nine months ended September 30, 2013 and 2012, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Nine Months Ended September 30,
	2013	2012
Lennox International Inc.	7.7%	33.3%
Lowe’s Companies, Inc.	7.1%	8.0%
Lennar Corporation	0.0%	10.3%

We had no receivable balance from Lennar as of September 30, 2013 or December 31, 2012. Lennox accounted for 0.7% and 5.9% of our gross accounts receivable as of September 30, 2013 and December 31, 2012, respectively. Lowe’s accounted for 8.8% and 4.0% of our gross accounts receivable as of September 30, 2013 and December 31, 2012, respectively.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 25% and 36% of accounts payable as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, accounts payable included amounts owed to our top three vendors of approximately $1.1 million and $960,000, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	September 30, 2013
Fair value of common stock warrant liability	$—	$—	$—	$—
Accrued rent related to office closures	—	—	—	—
Total	$—	$—	$—	$—

Liabilities	Level 1	Level 2	Level 3	December 31, 2012
Fair value of common stock warrant liability	$—	$—	$9	$9
Accrued rent related to office closures	—	—	8,656	8,656
Total	$—	$—	$8,665	$8,665

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

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:
	Other Liabilities*	Common Stock Warrant Liability	Total Level 3
Beginning balance – January 1, 2013	$8,656	$9	$8,665
Total realized and unrealized gains or losses	44	(9)	35
Repayments	(8,700)	—	(8,700)
Transfers out of level 3 upon exercise or conversion	—	—	—
Ending balance – September 30, 2013	$—	$—	$—

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended September 30, 2013, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of September 30, 2013, Suntech has not sought to enforce its judgment. As of September 30, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to the “Company,” “we,” “our,” and “us” refer to Andalay Solar, Inc. and its subsidiaries (“Andalay Solar”).

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

Company Overview

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business.

We were incorporated in February 2001 as Akeena Solar, Inc. in the State of California and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the Merger, the stockholders of the Company received one share of Fairview common stock for each issued and outstanding share of The Company’s common stock. The Company’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. On May 17, 2010, we entered into an exclusive worldwide license agreement with Westinghouse, Inc, which permitted us to manufacture, distribute and market solar panels under the Westinghouse name and in connection therewith, on April 6, 2011, we changed our name to Westinghouse Solar, Inc. On August 23, 2013, the license agreement with Westinghouse, Inc. was terminated and on September 19, 2013, we changed our name to our current name, Andalay Solar, Inc.

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have five U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,614 and Patent No. 8,505,248) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 9 foreign patents. Currently, we have 14 issued patents and 15 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

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

Concentration of Risk in Customer and Supplier Relationships

Concentration of Risk in Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of September 30, 2013, Suntech has not sought to enforce its judgment. As of September 30, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We have remaining panel inventory on hand as of September 30, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in the first quarter of 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Concentration of Risk in Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the nine months ended September 30, 2013 and 2012, three customers have accounted for significant revenues, varying by period, to our company: Lennar Corporation (Lennar), a leading national homebuilder, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, and Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain. For the nine months ended September 30, 2013 and 2012, the percentages of sales to Lennar, Lennox and Lowe’s are as follows:

	Nine Months Ended September 30,
	2013	2012
Lennox International Inc.	7.7%	33.3%
Lowe’s Companies, Inc.	7.1%	8.0%
Lennar Corporation	0.0%	10.3%

We had no receivable balance from Lennar as of September 30, 2013 or December 31, 2012. Lennox accounted for 0.7% and 5.9% of our gross accounts receivable as of September 30, 2013 and December 31, 2012, respectively. Lowe’s accounted for 8.8% and 4.0% of our gross accounts receivable as of September 30, 2013 and December 31, 2012.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 25% and 36% of accounts payable as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, accounts payable included amounts owed to our top three vendors of approximately $1.1 million and $960,000, respectively.

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Three Months Ended September 30,
	2013		2012
Net revenue	$156,630	100.0%	$838,446	100.0%
Cost of goods sold	167,891	107.2%	1,063,538	126.8%
Gross loss	(11,261)	(7.2)%	(225,092)	(26.8)%
Operating expenses
Sales and marketing	201,590	128.7%	536,463	64.0%
General and administrative	595,241	380.0%	1,458,468	173.9%
Total operating expenses	796,831	508.7%	1,994,931	237.9%
Loss from continuing operations	(808,092)	(515.9)%	(2,220,023)	(264.8)%
Other income (expense)
Interest (expense), net	(1,367)	(0.9)%	(36,432)	(4.6)%
Adjustment to the fair value of common stock warrants	—	0.0%	8,972	1.1%
Other income	—	0.0%	—	0.0%
Total other expense, net	(1,367)	(0.9)%	(27,460)	(3.3)%
Loss before provision for income taxes and discontinued operations	(809,459)	(516.8)%	(2,247,484)	(268.1)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(809,459)	(516.8)%	(2,247,484)	(268.1)%
Net income (loss) from discontinued operations, net of tax	3,200	2.0%	8,932	1.1%
Net loss	(806,259)	(514.8)%	(2,238,552)	(267.0)%
Preferred stock dividend	(28,980)	(18.5)%	(75,331)	(9.0)%
Preferred deemed dividend	(501,304)	(506.2)%	—	0.0%
Net loss attributable to common stockholders	$(1,336,543)	(1,039.5)%	$(2,313,883)	(276.0)%

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.02)		$(0.11)

Weighted average shares used in computing loss per common share: (basic and diluted)	81,746,372		19,883,887

Net revenue

We generate revenue from the sale of solar power systems. For the three months ended September 30, 2013, we generated $157,000 of revenue, a decrease of $682,000, or 81.3%, compared to $838,000 of revenue for the three months ended September 30, 2012. The decrease in revenue was due to limited inventory levels due to supplier relationship issues. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We have remaining panel inventory on hand as of September 30, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in the first quarter of 2014.

Cost of goods sold

Cost of goods sold as a percent of revenue for the three months ended September 30, 2013, was 107.2% of net revenue, compared to 126.8% for the three months ended September 30, 2012. Gross loss for the three months ended September 30, 2013 was $11,000, or 7.2% of revenue, compared to gross loss of $225,000 or 26.8% of revenue for the same period in 2012. During the quarter ended September 30, 2012, we recorded a $271,000 inventory write-down which represented 32.3% of revenue. This non-cash charge was an adjustment to the carrying value of our older, smaller-format solar panels and older micro-inverter inventory to reflect the decline in market prices compared to our original cost and a write-off of accumulated inventory overhead costs. The increase in gross margin in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, was due to the inventory revaluation and higher inventory overhead allocations.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2013 were $202,000, or 128.7% of net revenue as compared to $536,000, or 64.0% of net revenue during the same period of the prior year. The $335,000 decrease in sales and marketing expenses for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to decreases in payroll and commission costs of $131,000, advertising costs and trade shows expense of $72,000, licensing fees owed to Westinghouse Electric Corporation of $49,000 and stock compensation costs of $40,000. The decrease in payroll and stock compensation costs was due to lower headcount.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2013 were $595,000, or 380.0% of net revenue as compared to $1.5 million, or 173.9% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended September 30, 2013 compared to the same period in 2012, was due primarily to lower bad debt expense of  $358,000, legal and professional fees of $273,000, payroll costs of $125,000, research and development costs of $72,000 and insurance expense of $48,000. The decrease in bad debt expense was driven by a $400,000 non-cash write-down of a receivable from a supplier in the prior year. The decrease in legal and professional fees related to the recently terminated CBD merger transaction in the prior year. The decrease in payroll and stock compensation costs was due to lower headcount. The decrease in research and development costs was due to lower prototype parts and material and lower headcount.

Interest, net

During the three months ended September 30, 2013, net interest expense was approximately $1,000 compared with net interest expense of $36,000 for the same period in 2012.

Adjustment to the fair value of common stock warrants

During the three months ended September 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $9,000 in our condensed consolidated statements of operations.

Income taxes

During the three months ended September 30, 2013 and 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the three months ended September 30, 2013 was $809,000, compared to a net loss from continuing operations of $2.2 million for the three months ended September 30, 2012. For the three months ended September 30, 2012, the net loss included a favorable non-cash adjustment to the fair value of common stock warrants of $9,000. Excluding the impact of the common stock warrant adjustment, net loss from continuing operations for the three months ended September 30, 2012 was $2.2 million, or $0.11 per share.

Net income (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded net income of $3,000 from the discontinuance of our installation business segment for the three months ended September 30, 2013, compared with net income of $9,000 during the same period in 2012.

Preferred deemed dividend

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, we and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67. Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend. As a result of the $500,000 loan and security agreement entered into on September 30, 2013, we issued to the lender 50 shares of our Series D Preferred stock for the $50,000 loan origination fee.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net sales:
	Nine Months Ended September 30,
	2013		2012
Net revenue	$367,870	100.0%	$4,469,997	100.0%
Cost of goods sold	407,359	110.7%	4,486,541	100.4%
Gross loss	(39,489)	(10.7)%	(16,544)	(0.4)%
Operating expenses
Sales and marketing	804,048	218.6%	1,627,166	36.4%
General and administrative	1,816,338	493.7%	5,185,762	116.0%
Total operating expenses	2,620,386	712.3%	6,812,928	152.4%
Loss from continuing operations	(2,659,875)	(723.0)%	(6,829,472)	(152.8)%
Other income (expense)
Interest income (expense), net	(6,730)	(1.8)%	(71,219)	(1.6)%
Adjustment to the fair value of common stock warrants	9	0.0%	(417,668)	(9.3)%
Other income	420,000	114.2%	—	0.0%
Total other income (expense)	413,279	112.3%	(488,887)	(10.9)%
Loss before provision for income taxes and discontinued operations	(2,246,596)	(610.7)%	(7,318,359)	(163.7)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations	(2,246,596)	(610.7)%	(7,318,359)	(163.7)%
Net income from discontinued operations, net of tax (Note 3)	10,797	2.9%	31,905	0.7%
Net loss	(2,235,799)	(607.8)%	(7,286,454)	(163.0)%
Preferred stock dividend	(124,509)	(33.8)%	(117,618)	(2.6)%
Preferred deemed dividend	(875,304)	(317.2)%	—	0.0%
Net loss attributable to common stockholders	$(3,235,612)	(958.8)%	$(7,404,072)	(165.6)%

Net loss attributable to common stockholders per common and common equivalent share (basic and diluted)	$(0.06)		$(0.40)

Weighted average shares used in computing loss per common share: (basic and diluted)	56,695,767		18,163,851

Net revenue

We generate revenue from the sale of solar power systems. For the nine months ended September 30, 2013, we generated $368,000 of revenue, a decrease of $4.1 million, or 91.8%, compared to $4.5 million of revenue for the nine months ended September 30, 2012. The decrease in revenue was due to limited inventory levels due to supplier relationship issues. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We have remaining panel inventory on hand as of September 30, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in the first quarter of 2014.

Cost of goods sold

Cost of goods sold as a percent of revenue for the nine months ended September 30, 2013, was 110.7% of net revenue, compared to 100.4% for the nine months ended September 30, 2012. Gross loss for the nine months ended September 30, 2013 was $39,000, or 10.7% of revenue, compared to gross loss of $17,000 or 0.4% of revenue for the same period in 2012. During the nine months ended September 30, 2012, we recorded a $271,000 inventory write-down which represented 32.3% of revenue. This non-cash charge was an adjustment to the carrying value of our older, smaller-format solar panels and older micro-inverter inventory to reflect the decline in market prices compared to our original cost and a write-off of accumulated inventory overhead costs. The decrease in gross margin for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was due to higher inventory overhead allocations related to lower revenue volume.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2013 were $804,000, or 218.6% of net revenue as compared to $1.6 million, or 36.4% of net revenue during the same period of the prior year. The $823,000 decrease in sales and marketing expenses for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to decreases in payroll and commission costs of $467,000, advertising costs and trade shows expense of $214,000, stock compensation costs of $153,000 and $65,000 in travel costs, partially offset by an increase in licensing fees owed to Westinghouse Electric Corporation of $76,000. The decrease in payroll and stock compensation costs was due to lower headcount.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2013 were $1.8 million, or 493.7% of net revenue as compared to $5.2 million, or 116.0% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the nine months ended September 30, 2013 compared to the same period in 2012, was due primarily to lower legal and professional fees by $1.7 million, payroll costs of $626,000, bad debt expense of $387,000, research and development costs of $319,000, insurance expense of $120,000 and travel costs of $48,000. The decrease in legal and professional fees related to the recently terminated CBD merger transaction and patent litigation costs in the prior year. The decrease in payroll and stock compensation costs was due to lower headcount. The decrease in bad debt expense was driven by a $400,000 non-cash write-down of a receivable from a supplier in the prior year. The decrease in research and development costs was due to lower prototype parts and material and lower headcount.

Other Income

During the nine months ended September 30, 2013, we recorded other income of $420,000, net of legal fees, relating to the favorable settlement of a legal dispute relating to a supply agreement with a former customer.

Interest, net

During the nine months ended September 30, 2013, net interest expense was approximately $7,000 compared with net interest expense of $71,000 for the same period in 2012.

Adjustment to the fair value of common stock warrants

During the nine months ended September 30, 2013, the fair value of the warrants was reduced to zero as a result of the decrease in the price of our common stock. During the nine months ended September 30, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $418,000 in our condensed consolidated statements of operations.

Income taxes

During the nine months ended September 30, 2013 and 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net income from continuing operations

Net loss from continuing operations for the nine months ended September 30, 2013 was $2.2 million, compared to a net loss from continuing operations of $7.3 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the net loss included an unfavorable non-cash adjustment to the fair value of common stock warrants of $418,000. Excluding the impact of the common stock warrant adjustment, net loss from continuing operations for the nine months ended September 30, 2012 was $6.8 million, or $0.38 per share.

Gain (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded an $11,000 net gain from the discontinuance of our installation business segment for the nine months ended September 30, 2013, compared with net income of $32,000 during the same period in 2012.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of September 30, 2013, there were 823 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 97 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion prices of the Series B and Series C Preferred were further reduced from $0.03 per share of common stock to $0.02. After adjustment to the conversion prices as a result of the August 30, 2013 financing, the outstanding Series B Preferred and Series C Preferred would be convertible into 37,020,234 shares and 4,833,350 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013 with certain investors, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For each quarter in 2013 and for each of the two years in the period ending December 31, 2012, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. In addition, we expect to incur a net loss from operations for the year ending December 31, 2013. As of September 30, 2013, we had approximately $379,000 in cash on hand.  Based on current cash projections for the remainder of 2013, we intend to address ongoing working capital needs through liquidation of remaining inventory, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We had a limited amount of remaining inventory on hand as of November 1, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in the first quarter of 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

Convertible Note Payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  The Convertible Note bears interest at the rate of 8% per annum compounded annually, is payable at maturity and the principal and interest outstanding under the Convertible Note are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the Convertible Note is subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the Convertible Note equals or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the Convertible Note can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. The terms of the convertible note meet the criteria for bifurcation of an embedded derivative, however, the amount of such embedded derivative was deemed to have a de minimis value.

We have the option of repaying the outstanding principal amount of the Convertible Note, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the Convertible Note, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the Convertible Note is repaid in full.

Loan and Security Agreement

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000.

Line of Credit

On February 15, 2011, we entered into a Business Financing Agreement (the "2011 Credit Facility") with Bridge Bank, National Association (“Bridge Bank”) to finance our accounts receivables. The 2011 Credit Facility provided for a credit limit of $750,000, representing the maximum amount of advances based on up to 50% of $1.5 million of gross eligible accounts receivables. The 2011 Credit Facility was terminated on August 16, 2013.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of September 30, 2013, there were 823 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 97 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion price of the Series B Preferred was further reduced from $0.03 per share of common stock to $0.02 and the conversion price of the Series C Preferred was also further reduced from $0.03 per share of common stock to $0.02. After adjustment to the conversion prices as a result of the August 30, 2013 financing, the outstanding Series B Preferred and Series C Preferred would be convertible into 37,020,234 shares and 4,833,350 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,150 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67. Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013 with certain investors, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of September 30, 2013, we had approximately $379,000 in cash on hand. Our potentially available $500,000 line of credit, less the previously advanced $450,000, is subject to limitations based on the level of our qualifying accounts receivable, inventory and cash.

Cash used in operating activities was approximately $790,000 for the nine months ended September 30, 2013. Cash provided by operating activities was primarily due to a $1.2 million increase in accounts payable, a $243,000 decrease in accounts receivable, a $197,000 decrease in prepaid expenses and other current assets, and a $122,000 decrease in other receivables, partially offset by a $419,000 decrease in accrued liabilities, a $62,000 decrease in liabilities of discontinued operations and a $62,000 increase in inventory. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by financing activities was approximately $1.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we received $550,000 in proceeds from a preferred stock offering, less $56,000 in payment of placement agent fees and $350,000 in borrowings on our line of credit and $201,000 in borrowings from a note payable.

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

Patent costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 11.25 years as of September 30, 2013, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Common stock warrant liabilities.  In March 2009 and February 2011, we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the warrant agreements related to these two offerings contained a cash-out provision which may be triggered at the option of the warrant holders if we “go private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving us. In addition, the terms of the warrant agreement related to the February 2011 offering contain a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period end.

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

Interest Rate Risk

As of September 30, 2013, we had $350,000 borrowed under our line of credit and $200,000 outstanding under our debt agreement. Our line of credit bears interest at a rate of 12% per year and our debt agreement bears interest at a rate of 8% per year.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer who is also our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer who is also our  Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended September 30, 2013.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of September 30, 2013, Suntech has not sought to enforce its judgment. As of September 30, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of 946,438.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings will likely dilute our stockholders. Although we have recently entered into a loan and security agreement with Alpha Capital Anstalt (the “Lender”) and Collateral Services, LLC for the Lender’s provision of financing for one year, against our accounts receivable and inventory, the loans to be made by the Lender are discretionary, they are based upon our accounts receivable and inventory  and we must comply with certain conditions in order to obtain funding and therefore, there can be no assurance that such loans will be made.  We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. Our recent loss of S-3 eligibility due to our Nasdaq delisting and limited availability of authorized and unissued common stock may make it more difficult to raise such funds. In addition, on July 19, 2013 we announced the termination of the agreement and plan of merger which contemplated a merger in which CBD would become our parent company. This event may diminish our access to additional financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

If we default on our secured loan with the Lender, we could lose all of our assets

Our loan and security agreement with the Lender and Collateral Services, LLC is secured by all of our assets. The agreement contains both affirmative and negative covenants, including covenants regarding incurrence of indebtedness, liens, mergers and acquisitions, subject to materiality and other qualifications and exceptions customary for a credit facility of this size and type. Our obligations under the agreement may be accelerated upon the occurrence of an event of default in accordance with the terms of the agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, cross-defaults related to material indebtedness, bankruptcy and insolvency related defaults, defaults relating to certain other matters, and loss of perfected lien status.  If we fail to comply with these covenants or if we fail to make certain payments under the secured loans when due, the Lender could declare our loans in default.  If we default on the loan, the Lender has the right to seize our assets that secure the loan, which would force us to suspend all operations.

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the years ended December 31, 2012 and December 31, 2011, we had a net loss of ($8,622,393) and ($4,631,621), respectively, and for the nine months ended September 30, 2013 and September 30, 2012, we had a net loss of ($2,235,799) and ($7,286,454), respectively.  We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Our financial statements had been prepared assuming that we will continue as a going concern.

Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The report of our independent registered public accounting firm for the years ended December 31, 2012 and 2011 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company.  As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future

We are dependent upon our solar panel suppliers for regular shipments of products; however we have not been timely in payment to them in recent periods, which has resulted in disruption in our supply of products. If we do not quickly establish replacement sources of supply, our operations will be further adversely affected.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of September 30, 2013, Suntech has not sought to enforce its judgment. As of September 30, 2013, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We have remaining panel inventory on hand as of September 30, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in January 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

We are dependent upon our key suppliers for the components used in our systems and we must arrange for cost competitive manufacturing of our proprietary solar panels in order to grow our business; our suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules .

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. We currently have no unshipped orders from Suntech or Lightway. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of this year. We anticipate increased shipments to customers during the fourth quarter of 2013. We have remaining panel inventory on hand as of September 30, 2013 and anticipate receiving a final shipment of product in November 2013, fulfilling our purchase order with EEG. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We anticipate beginning to receive product from this new supplier beginning in the first quarter of 2014.

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

Our historical solar panel suppliers, Suntech and Lightway, both manufactured panels for us in China. As a result, aggregate AD and CVD duties of 30.66% (for Lightway) and 35.97% (for Suntech) were imposed on our purchases. The resulting increase in our product prices harmed our competitive position in selling our products, and adversely affected our results of operations. Our new supply agreements with EEG and Tianwei provides for solar modules made with Taiwan cells and therefore are not subject to punitive Chinese tariffs.
  ‘
We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the last two years, two customers have accounted for a significant portion of our revenues: Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets and Lennar Corporation (Lennar), a leading national homebuilder. Through June 30, 2013, Lennar had historically only ordered solar power systems from us for installation on 234 new homes, which was below their 600 home order commitment volume. No further orders have been received from Lennar since April 25, 2012. On December 28, 2012, we filed a complaint against Lennar in the United States District Court for the Southern District of Florida stating claims for breach of contract under a supply agreement with us.   On May 21, 2013, we and Lennar entered into a final and comprehensive settlement of this legal dispute. Terms of the settlement are confidential per the parties' settlement agreement. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

On August 23, 2013, we received formal notice of termination of our license agreement with Westinghouse Electric Corporation. due to the non-payment of past due license fees. To date, we owe Westinghouse $1,020,856.  Due to our limited resources, it is unlikely that payment will be made for past due license fees any time in the near future. While the Westinghouse trademark is an important, world-wide recognized brand, we believe the most important competitive factors relating to our products are their effectiveness, efficiency and consumer cost, i.e., price point, and ultimately to the extent the cost of the Westinghouse license becomes prohibitive, it negatively impacts our cost of goods. However, we do not have the ability to accurately estimate the true impact of the loss of the use of such trademark.   We have registered the “Andalay” trademark with the United States Patent and Trademark Office related to our panel technology. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

We may have warranty obligations to Real Goods Solar, Inc. that could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “Andalay Installations”). We retain secondary warranty responsibility on the Andalay Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for WS Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for June 30, 2013 and December 31, 2012, a liability of approximately $1.0 million and $1.1 million, respectively, to cover these warranty obligations. That amount is intended to cover both the Andalay Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. Since May 7, 2012, Margaret Randazzo, our Chief Financial Officer and a director, has acted as our Chief Executive Officer.

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

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), and our Series K Warrants. On October 18, 2012, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series C 8% Convertible Preferred (Series C Preferred). On February 15, 2013, we entered into a Securities Purchase Agreement with accredited investors pursuant to which we sold to such investors our Series D 8% Convertible Preferred Stock (Series D Preferred), and together with the Series B and C Preferred (the “Preferred Stock”).  The conversion price of the Preferred Stock is subject to adjustment downward in the event that we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of such Preferred Stock. If the price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Preferred Stock are subject to increase. On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. When the investors convert our Preferred Stock and convertible note, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. Except for the Series D Preferred, we have registered all of the underlying shares of common stock relating to the Preferred Stock and our outstanding warrants. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.   In connection with the Series D Preferred we have granted the purchasers “piggy-back” registration rights to include the underlying shares of common stock issuable upon conversion of the Series D Preferred in future registration statements, if any are filed by us.

In addition, the terms of our Preferred Stock include various agreements and negative covenants on our part, including covenants on our part to maintain and keep available sufficient authorized shares of our common stock to support the conversion in full of our outstanding shares of preferred stock. As a result of our financing on August 30, 2013, the effective conversion price of various shares of outstanding Preferred Stock was adjusted downward to $0.02 per share of common stock. In the event we fail to comply with those provisions, or if a “change of control” of the Company occurs, it could constitute a “triggering event” (as defined in the Certificates of Designation which designate the rights of the  three series of Preferred Stock), and the holders of our Preferred Stock could then demand that all of the outstanding shares of Preferred Stock be redeemed for cash (in certain circumstances generally within our control), or under certain circumstances, for shares of our common stock. Any such demand for redemption in cash could have a material adverse affect on our financial position and liquidity, and any demand for redemption in stock could have a material dilutive effect for our stockholders. In addition, in certain such triggering events, the dividend rate on our outstanding Preferred Stock is subject to increase to 18% per annum thereafter.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of November 1, 2013, we had 102,044,402 shares of common stock outstanding (which includes 15,952 unvested shares of restricted stock granted to our directors and our employees), 920 shares of Series D Preferred that are convertible into 46,000,000 shares of common stock, 97 shares of Series C Preferred that are convertible into 4,833,350 shares of common stock, 712 shares of Series B Preferred that are convertible into 32,020,235 shares of common stock, and we had warrants to purchase 3,398,045 shares of common stock and options to purchase 268,704 shares of common stock outstanding.

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

On May 7, 2012, we entered into a merger agreement with CBD Energy Limited, an Australian corporation (CBD). We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion had been repeatedly delayed, and the necessary registration statement had yet to be completed and filed. The uncertainty resulted in a disruption in our supply relationships, leading to a significant decline in our revenue and the implementation of significant cost reductions including the layoff of employees during the time we pursued the merger. Given the continued delays and uncertainty of whether and when the closing conditions for the merger as set for in the merger agreement will be satisfied, we terminated the merger agreement with CBD effective July 18, 2013. We are now committed to focus our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As a result of the $500,000 loan and security agreement entered into on September 30, 2013, we issued to the lender 50 shares of our Series D Preferred stock for the $50,000 loan origination fee. We also issued 333,229 shares of common stock during the three months ended September 30, 2013, in lieu of cash dividends on outstanding shares of Series D Preferred stock. These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Subsequent to September 30, 2013, we issued options exercisable for an aggregate of (i) 3,900,000 shares of our common stock (975,000 per director) to our non-employee directors and (ii) 2,500,000 shares of common stock to our Chief Executive Officer, all of which options are exercisable at an exercise price of $.03 per share, terminate after five years and vest over a three year period (one third vesting on the date of issuance and the second and third vesting occurring on November 6, 2014 and November 6, 2015. In addition we issued 2,500,000 shares of restricted stock to eight employees, including our Chief Executive Officer, which vest quarterly over a one year period with one fourth vesting on the issuance date and the second, third and fourth vesting occurring on February 6, 2014, May 6, 2014 and August 6, 2014. These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The securities were issued with the appropriate restrictive legend affixed to the restricted stock.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Not Applicable

Item 5.    Other Information.

On November 6, 2013, we expanded the size of our Board of Directors to five members and Margaret R. Randazzo, our Chief Executive Officer and Chief Financial Officer was appointed to fill the vacancy on the Board.  In addition Mark Kalow was appointed as the Chairman of the Board.

On November 6, 2013, the Board authorized the issuance of options exercisable for 975,000 shares of common stock to each non-employee member of the Board. The options are exercisable at an exercise price of $.03 per share and vesting as to one-third of the shares immediately, one-third of the shares on November 6, 2014 and one-third of the shares on November 6, 2015. In addition, the Board agreed to pay each of the Chairman of the Board and the Chairman of the Audit Committee as compensation for their service in such roles a cash fee of $1,000 per month, payable quarterly. The Board also granted Margaret R. Randazzo (i) an option exercisable for 2,500,000 shares of common stock at an exercise price of $.03 per share and vesting as to one-third of the shares immediately, one-third of the shares on November 6, 2014 and one-third of the shares on November 6, 2014 and (ii) 1,250,000 shares of restricted stock vesting quarterly over a one year period with one-fourth vesting immediately and one-fourth vesting on each of February 6, May 6, and August 6, 2014.

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

3.6		Amendment to Certificate of Incorporation of the Company, dated September 19, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 23, 2013)

3.7
Correction to amendment to Certificate of Incorporation of the Company, dated September 20, 2013 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 23, 2013)

4.1
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Series B Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

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

4.6		Form of Convertible Note due August 29, 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 5, 2013).

4.7
Form of Loan and Security Agreement by and among the Company, Alpha Capital Anstalt and Collateral Services, LLC dated as of September 30, 2013 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 2, 2013).

10.1	*‡	FourthAmendment to the Andalay Solar, Inc. 2006 Incentive Stock Plan, effective March 10, 2010

10.2	*‡	Fifth Amendment to the Andalay Solar, Inc. 2006 Incentive Stock Plan, effective July 25, 2013

10.3
Form of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers thereto, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 5, 2013).

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

Dated: November 12, 2013	/s/ Margaret R. Randazzo
Margaret R. Randazzo,
Director, Chief Executive Officer and Chief Financial Officer
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

3.6		Amendment to Certificate of Incorporation of the Company, dated September 19, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 23, 2013)

3.7
Correction to amendment to Certificate of Incorporation of the Company, dated September 20, 2013 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 23, 2013)

4.1
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Series B Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

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

4.6		Form of Convertible Note due August 29, 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on September 5, 2013).

4.7		Form of Loan and Security Agreement by and among the Company, Alpha Capital Anstalt and Collateral Services, LLC dated as of September 30, 2013 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 2, 2013).

10.1	*‡	Fourth Amendment to the Andalay Solar, Inc. 2006 Incentive Stock Plan, effective March 10, 2010

10.2	*‡	Fifth Amendment to the Andalay Solar, Inc. 2006 Incentive Stock Plan, effective July 25, 2013

10.3
Fom of Securities Purchase Agreement by and among Westinghouse Solar, Inc. and the Purchasers thereto, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 5, 2013).

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