Form 10-K
period 2013-12-31
Andalay Solar, Inc.
filed 2014-03-10
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-33695

ANDALAY SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2071 Ringwood Ave. Unit C
San Jose, CA	95131
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on the OTCQB on June 30, 2013, was approximately $1.5 million. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

As of February 28, 2014, 145,593,791 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ANDALAY SOLAR, INC.

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Andalay Solar, Inc. (“Andalay Solar”) and its subsidiaries.

Our Annual Report on Form 10-K for 2013, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

Item 1. Business.

Overview

We are a designer and manufacturer of integrated solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business.

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have five U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,614 and Patent No. 8,505,248) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 7 foreign patents. Currently, we have 12 issued patents and 15 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

In February 2009, we announced a strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers and do-it-yourself customers.

On May 7, 2012, we announced the execution of an agreement and plan of merger with CBD Energy Limited, an Australian corporation (CBD), which contemplated a merger in which CBD would become our parent company. The targeted completion of the merger was repeatedly delayed and on July 18, 2013 we terminated the merger. During such merger delays, our supply relationships have been disrupted, leading to a significant decline in our revenue and the implementation of significant cost reductions, including the lay-off of employees during the time we pursued the merger. We are now committed to focus our attention on rebuilding our core business, expanding our current product offering and exploring strategic opportunities.

On May 30, 2013, we entered into a supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd, (EEG) an assembler of polycrystalline modules located in Australia.  In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., (Tianwei) a panel supplier located in China. We began receiving initial shipments from Tianwei in February 2014.

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

We were incorporated in February 2001 as Akeena Solar, Inc. in the State of California and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger, our stockholders received one share of Fairview common stock for each issued and outstanding share of our common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. On May 17, 2010, we entered into an exclusive worldwide license agreement with Westinghouse, Inc, which permitted us to manufacture, distribute and market solar panels under the Westinghouse name and in connection therewith, on April 6, 2011, we changed our name to Westinghouse Solar, Inc. On April 13, 2011, we effected a reverse split of our common stock at a ratio of 1 – for – 4. On August 23, 2013, the license agreement with Westinghouse, Inc. was terminated and on September 19, 2013, we changed our name to our current name, Andalay Solar, Inc. and increased our number of authorized shares of common stock to 500,000,000.

Our Corporate headquarters is located at 2071 Ringwood Ave., Unit C, San Jose, CA  95131. Our telephone number is (408) 402-9400. Additional information about us is available on our website at http://www.andalaysolar.com. The information on our web site is not incorporated herein by reference.

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

Accordingly, our strategy primarily includes:

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

On September 10, 2010, we announced that we were expanding our distribution business to include sales of our Solar Power Systems directly to dealers in California and that we were exiting the solar panel installation business. We had already transitioned to a design and manufacturing business model with a distribution network in other parts of the United States and in Canada. As a result, beginning with the third quarter of 2010, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010.

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

According to a 2011 report from the U.S. Energy Information Administration (http://www.eia.gov/energy_in_brief/article/renewable_electricity.cfm ), electricity in the U.S. is generated from the following: coal – 42%, natural gas – 25%, nuclear – 19%, oil – 1%, with renewable energy contributing 13%. “Renewable Energy” typically refers to non-traditional energy sources, including hydroelectric, wind and solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

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

Andalay Solar AC panels also include integrated micro-inverters that produce AC power, eliminating the need for a central inverter. The following diagram schematically shows a typical Andalay Solar AC solar power system.

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

Solar Panels. Solar electric panels are composed of multiple solar cells, along with the necessary internal wiring, aluminum and glass framework, and external electrical connections. Although panels are usually installed on top of a roof or on an external structure, certain designs include the solar electric cells as part of traditional building materials, such as shingles and rolled out roofing. Solar electric cells integrated with traditional shingles is usually most compatible with masonry roofs and, while it may offset costs for other building materials and be aesthetically appealing, it is generally more expensive than traditional panels. Our design integrates racking wiring and grounding components directly into the panel resulting in an integrated solution that reduces by 80%, the amount of rooftop solar components resulting in a solar power system that reduces the amount of field assembly, thereby increasing reliability and performance, while providing a better looking design.

Inverters. Inverters convert the DC power from solar panels to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar panels, regulating the voltage and current output of the solar array based on sun intensity. Our solution incorporates an integrated micro-inverter on each panel which improves system performance, is more reliable, safer for installers and homeowners, and reduces the amount of installation labor.

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

•
Environmental — We believe solar power systems are one of the most environmentally friendly ways of generating electricity. There are no harmful greenhouse gas emissions, no wasted water, no noise, no waste generation and no particulates. Such benefits continue for the life of the system.

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

We believe that our competitive advantages as a designer and manufacturer of our solar panels include:

•
Integrated DC and AC Panels Dramatically Reduce Installation Costs.  Our technology significantly reduces the installation complexity, parts and costs, as well as providing superior reliability and aesthetics for customers when compared to other solar panel mounting products and technology. In 2007 we introduced our DC panels, which offer the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires; (ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. In 2009 we introduced our AC panels, which deliver 5-25% more energy compared to ordinary panels, produce safe household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe our AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

•	Proprietary Technology. We have received five U.S. patents and seven international patents for our technology, and have 12 more U.S. and foreign patents pending.
•
Brand Recognition. We are working to rapidly expand our distribution business and sales of our Andalay Solar Power Systems. We are seeking emphasize that our solar panels are safer, more reliable and easier to install than other products on the market today.

Our Services and Products

We are active in the solar power industry as a designer and manufacturer of solar power systems. We specify the design of our proprietary solar panels and contract with existing, experienced solar panel manufacturers for the supply of our Andalay Solar labeled solar panels. We help these manufacturing partners source unique components of our panels (typically microinverters and special frame hardware).

Our Solar Panel Technology

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

Installation costs for a solar power system are generally proportional to the area of panels installed. Thin film and amorphous solar cell technologies, although offering solar panels that are less expensive on a cost per watt basis, are generally less efficient (producing fewer watts per square foot) and correspondingly more expensive to install. Therefore, we believe that our technology becomes even more useful for the new generation of less expensive but lower efficiency solar panels. Our panel technology is generally applicable to all framed rooftop solar cell technologies, including silicon, amorphous silicon, thin film and concentrators.

Customers

In 2013, we design, market and sell to solar installers and do-it-yourself customers across the United States, Canada, Mexico, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftops customers. Our Authorized Dealer program provides installation companies with the opportunity to differentiate themselves from ordinary solar installers through product and program offerings we extend exclusively to our established Dealers. Our dealers benefit from the ability to leverage our brand, and leverage critical marketing support to help them grow their business.

Suppliers

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. We currently have no unshipped orders from Suntech or Lightway. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei a panel supplier located in China. We began receiving product from Tianwei in February 2014. Pursuant to our agreement with Enphase, they provide us with micro-inverters. We purchase small assembly, racking and packaging components from a variety of domestic and foreign suppliers.

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

Intellectual Property

Andalay Solar Panel

We have five U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,614 and Patent No. 8,505,248) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 7 foreign patents. Currently, we have 12 issued patents and 15 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

The following table provides a summary of our patents:

Country of issuance	Patent Number	Date of Expiration
United States	7,406,800	May 18, 2024
United States	7,832,157	May 18, 2024
United States	7,866,098	May 18, 2024
United States	7,987,614	May 18, 2024
United States	8,505,248	March 13, 2028
India	243,626	May 18, 2024
Mexico	274,182	May 18, 2024
China	200580015652.1	May 18, 2024
Canada	2,566,296	May 18, 2024
Japan	4790718	May 18, 2024
EPO (Validated in United Kingdom)	2118935	September 21, 2027
Japan	5175354	September 21, 2027

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

From May 2010 until August 2013, we had been marketing our AC solar panels under the Westinghouse Solar brand, for which had licensed exclusive rights from Westinghouse Electric Corporation; however that license was terminated on August 23, 2013.  We now market our AC solar panel under the Andalay Solar brand.

Employees

As of March 1, 2014, we had 9 employees, of which 3 were sales and marketing employees, 4 were general and administrative employees, 1 was operation employee and 1 was research and development employee. Eight employees were full-time employees and one employee was part-time. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for 2013, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts and forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings will likely dilute our stockholders. Although we have recently entered into a loan and security agreement with Alpha Capital Anstalt (the “Lender”) and Collateral Services, LLC for the Lender’s provision of financing for one year, against our accounts receivable and inventory, the loans to be made by the Lender are discretionary, they are based upon our accounts receivable and inventory and we must comply with certain conditions in order to obtain funding and therefore, there can be no assurance that such loans will be made.  The Equity Purchase Agreement that we entered into with Southridge Partners II, LP (“Southridge”) on January 23, 2014 (the “Equity Purchase Agreement”) also contains conditions that must be met prior to funding and therefore there can be no assurance that such conditions will be met when funding is needed. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. Our loss of S-3 eligibility in September 2012 due to our Nasdaq delisting and limited availability of authorized and unissued common stock may make it more difficult to raise such funds. In addition, on July 19, 2013 we announced the termination of the agreement and plan of merger which contemplated a merger in which CBD Energy Limited (“CBD”) would become our parent company. This event may diminish our access to additional financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

For the years ended December 31, 2013 and 2012, we had a net loss of $2,830,047 and $8,622,393, respectively.  We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Our financial statements had been prepared assuming that we will continue as a going concern.

Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The consolidated financial statements for the years ended December 31, 2013 and 2012 do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The report of our independent registered public accounting firm for the years ended December 31, 2013 and 2012 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

We are dependent upon our solar panel suppliers for regular shipments of products; however we have not been timely in payment to them in recent periods, which has resulted in disruption in our supply of products. If we do not quickly establish replacement sources of supply, our operations will be further adversely affected.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2013, Suntech has not sought to enforce its judgment. As of December 31, 2013, we have included in accounts payable on our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., (Tianwei) a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

We are dependent upon our key suppliers for the components used in our systems and we must arrange for cost competitive manufacturing of our proprietary solar panels in order to grow our business; our suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. We currently have no unshipped orders from Suntech or Lightway. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei, a panel supplier located in China. We began receiving product from Tianwei beginning in February 2014.

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

In early 2012, a group of solar panel manufacturers with domestic U.S. production facilities requested the U.S. Government to impose tariffs on the import of solar panels manufactured in China, based on allegations of unfair competition and of subsidization of prices for Chinese-made solar panels by the Chinese Government. In March 2012, the United States Commerce Department issued a preliminary decision imposing tariffs between 2.9% and 4.73%. In May 2012, a further decision by the Commerce Department was issued providing for a provisional tariff averaging 31% on 61 Chinese manufacturers caused by “dumping” solar panels into the U.S. market at prices below their actual cost. On October 11, 2012, the Commerce Department announced its final decision on these tariffs affirming its preliminary findings that modules containing cells of Chinese origin are subject to anti-dumping and countervailing duties (AD/CVD) when imported into the United States. The AD rates to be applied at the border range from 7.78% to 21.19% for participating respondents and up to 239.42% for non-participants. The CVD rates range from 14.78 to 15.97%. The AD and CVD rates will be applied collectively. The final step in the proceedings occurred on November 7, 2012, when the International Trade Commission (ITC) rendered a final affirmative injury determination concluding that the subject Chinese imports caused injury to U.S. manufacturers of crystalline-silicon solar cells and modules. The ITC also decided that the AD and CVD duties should not apply retroactively and rendered a negative "critical circumstances" determination. Thus, the effective dates were March 26, 2012 for CVD duties and May 25, 2012 for AD duties. Given the large current market share of solar panels manufactured in China, the imposition of these tariffs will have had far reaching, industry-wide effects, and have been disruptive to many established supply relationships. In fact, the imposition of these tariffs have caused prices for solar power systems in the United States to increase and resulted in reduced market demand for the purchase of solar power systems.

On December 31, 2013, SolarWorld America Industries, Inc. requested the U.S. Government to impose tariffs on the import of solar panels manufactured in China with Taiwanese solar cells, based on allegations of unfair competition and of subsidization of prices by the Chinese Government. In February 2014, the U.S. International Trade Commission declared in a unanimous preliminary determination that imports of Chinese panels made with Taiwanese solar cells injure the domestic manufacturing industry. The trade case next moves to the U.S. Commerce Department, which is expected in late March 2014 to make a preliminary determination on anti-subsidy duties for Chinese products. Then in June 2014, the Commerce Department is scheduled to make a preliminary determination on anti-dumping duties for China and Taiwan. If the Commerce Department imposes the preliminary duties, the U.S. International Trade Commission could act about a year from now to make the tariffs final.

Our historical solar panel suppliers, Suntech and Lightway, both manufactured panels for us in China. As a result, aggregate AD and CVD duties of 30.66% (for Lightway) and 35.97% (for Suntech) were imposed on our purchases. The resulting increase in our product prices harmed our competitive position in selling our products, and adversely affected our results of operations. Our new supply agreement with Tianwei provides for solar modules manufactured in China with Taiwanese solar cells. Based on the outcome of the most recent investigation launched on December 31, 2013, the impositions of tariffs could be imposed that could cause prices for solar power systems in the United States to increase and result in reduced market demand for the purchase of solar power systems.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the last two years, four customers have accounted for a significant portion of our revenues: Sustainable Environmental Enterprises (SEE), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain, and Lennar Corporation (Lennar), a leading national homebuilder. Through 2013, Lennar had historically only ordered solar power systems from us for installation on 234 new homes, which was below their 600 home order commitment volume. No further orders have been received from Lennar since April 25, 2012. On December 28, 2012, we filed a complaint against Lennar in the United States District Court for the Southern District of Florida stating claims for breach of contract under a supply agreement with us. On May 21, 2013, we entered into a final and comprehensive settlement of this legal dispute with Lennar. Terms of the settlement are confidential per the parties' settlement agreement. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

We may fail to realize some or all of the anticipated benefits of our shift to a design and manufacturing business model in California and throughout North America, which may adversely affect the value of our common stock.

The success of our exit from the solar system installation business in California in September 2010, and our shift to focus exclusively on a design and manufacturing business model will depend, in large part, on our ability to successfully expand our distribution channels to include authorized dealers in California, as well as elsewhere in North America, and to accelerate the growth of our design and manufacturing business. California is the largest state in the country for solar products, accounting for approximately 50 percent of the U.S. market. Therefore, we continue to pursue developing distribution channel partners in California and North America.

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
• failure to find and develop distribution relationships with new channel partners, particularly in California and the North America market;
• failure to successfully manage existing distribution relationships;
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

On August 23, 2013, we received formal notice of termination of our license agreement with Westinghouse Electric Corporation due to the non-payment of past due license fees. As of December 31, 2013, we owed Westinghouse $1,027,705. On January 22, 2014, we entered into a claim purchase and assignment agreement with Westinghouse Electric and ASC Recap LLC (ASC) whereby ASC purchased our debt owed to Westinghouse Electric Corporation at a substantial discount to the face value. On February 26, 2014, we entered into a Settlement Agreement and Stipulation with ASC whereby upon the purchase of prior debt by ASC, we agreed to issue to ASC certain shares of our common stock in a §3(a)(10) 1933 Act proceeding in settlement of the debt ASC acquired. The settlement agreement requires court approval and there can be no assurance that such approval will be granted or that we will be able to sell enough shares of our stock to satisfy the terms of the settlemnet3(a)(10) proceeding required court approval. While the Westinghouse trademark is an important, world-wide recognized brand, we believe the most important competitive factors relating to our products are their effectiveness, efficiency and consumer cost, i.e., price point, and ultimately to the extent the cost of the Westinghouse license becomes prohibitive, it negatively impacts our cost of goods sold. However, we do not have the ability to accurately estimate the true impact of the loss of the use of such trademark.   We have registered the “Andalay” trademark with the United States Patent and Trademark Office related to our panel technology. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

We may have warranty obligations to Real Goods Solar, Inc. that could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California, Real Goods Solar, Inc. (Real Goods) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “Andalay Installations”). We retain secondary warranty responsibility on the Andalay Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for Andalay Installations a 5-year or a 10-year warranty. We have accrued, and included within “Liabilities of Discontinued Operations” in our consolidated balance sheets for December 31, 2013 and 2012, a liability of approximately $1.0 million and $1.1 million, respectively, to cover these warranty obligations. That amount is intended to cover both the Andalay Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. Since May 7, 2012, Margaret Randazzo, our Chief Financial Officer and a director, has acted as our Chief Executive Officer. We are currently conducting a search for a successor to Ms. Randazzo, who will be resigning as our Chief Executive Officer and Chief Financial Officer effective June 30, 2014. There can be no assurance that we will be able to find a suitable candidate to fill both roles or that there will be a smooth transition. Changes in our key positions can be disruptive and could have a material adverse effect on our operations and business.

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

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future including a successor CEO or CFO. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

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

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), and our Series K Warrants. On October 18, 2012, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series C 8% Convertible Preferred (Series C Preferred). On February 15, 2013, we entered into a Securities Purchase Agreement with accredited investors pursuant to which we sold to such investors our Series D 8% Convertible Preferred Stock (Series D Preferred), and together with the Series B and C Preferred (the “Preferred Stock”).  The conversion price of the Preferred Stock is subject to adjustment downward in the event that we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of such Preferred Stock. If the price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Preferred Stock are subject to increase.  On each of August 30, 2013 and November 25, 2013, we entered into a securities purchase agreement with a certain institutional accredited investor relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 and November 25, 2015, respectively, and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. On December 19, 2013, we entered into a securities purchase agreement with the same institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $250,000 that matures December 19, 2015, and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events and (ii) five-year warrant exercisable for 6,250,000 shares of common stock at an exercise price of $0.02, subject to adjustment upon the happening of certain events.

On January 23, 2014, we entered into the Equity Purchase Agreement with Southridge.  Pursuant to the  Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the New Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the New Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

On January 27, 2014 we entered into a securities purchase agreement with the same institutional accredited investor relating to the sale and issuance of a convertible note in the principal amount of $100,000 that matures January 27, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events.  On February 25, 2014, we entered into a securities purchase agreement with the same institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events and (ii) five- year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02, subject to adjustment under certain circumstances.

When the investors convert our Preferred Stock and convertible notes or exercise the warrant, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares or shares sold pursuant to the Equity Purchase Agreement in the marketplace could depress our stock price. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.   In connection with the Series D Preferred and convertible notes, we have granted the purchasers “piggy-back” registration rights to include the underlying shares of common stock issuable upon conversion of the Series D Preferred in future registration statements, if any are filed by us.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of February 28, 2014, we had 145,593,791 shares of common stock outstanding (which includes 1,258,763 unvested shares of restricted stock granted to our directors and our employees), 700 shares of Series D Preferred that are convertible into 35,000,000 shares of common stock and 87 shares of Series C Preferred that are convertible into 4,333,350 shares of common stock, and we had warrants to purchase 14,648,045 shares of common stock and options to purchase 6,605,733 shares of common stock outstanding.

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

Our stock is a penny stock and therefore may be less attractive to investors.

Our stock is considered to be a penny stock.  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

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

Our recent increase in our authorized shares of common stock and our issuances of convertible notes could result in future dilution of our common stock.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders.  In addition, holder of our convertible notes have the right to convert their notes into shares of our Common Stock, subject to a blocker of 9.99% of our outstanding common stock which will result in substantial dilution to our stockholders.  In addition, our increase in the number of authorized shares of common stock to 500,000,000 in September 2013 allows us to issue many more shares of common stock.

Future issuances of common shares may be adversely affected by the Equity Line.

The market price of our common stock could decline as a result of issuances and sales by us, including pursuant to the Equity Line under the Equity Purchase Agreement, or sales by our existing shareholders, of common stock, or the perception that these issuances and sales could occur. Sales by our shareholders might also make it more difficult for us to issue and sell common stock at a time and price that we deem appropriate. It is likely that the sale of shares by Southridge will depress the market price of our common stock.

Draw downs under the Equity Purchase Agreement may cause dilution to existing shareholders.

Under the terms of the Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of shares of our common stock. From time to time during the term of the Equity Purchase Agreement, and at our sole discretion, we may present Southridge with a Draw Down Notice requiring Southridge to purchase shares of our common stock. The purchase price to be paid by Southridge will be 90% of the lowest closing bid price during the Valuation Period.   On the date the Draw Down Notice is delivered to Southridge, we are required to deliver an estimated amount of shares to Southridge’s brokerage account equal to 125% of the Draw Down Amount indicated in the Draw Down Notice divided by the closing bid price of the trading day immediately prior to the date of the Draw Down Notice (“Estimated Shares”).  The Valuation Period will begin the first trading day after the Estimated Shares have been delivered to Southridge’s brokerage account and have been cleared for trading and terminate on the tenth day thereafter. At the end of the Valuation Period, if the number of Estimated Shares delivered to Southridge is greater than the shares issuable pursuant to a Draw Down, then Southridge is required to return to us the difference between the Estimated Shares and the actual number of shares issuable pursuant to the Draw Down.  If the number of Estimated Shares is less than the shares issuable under the Draw Down, then we are required to issue additional shares to Southridge equal to the difference; provided that the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding.  As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. The issue and sale of the shares under the Equity Purchase Agreement may also have an adverse effect on the market price of the common shares. Southridge may resell some, if not all, of the shares that we issue to it under the Equity Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Southridge in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by Southridge, and because our existing stockholders may disagree with a decision to sell shares to Southridge at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price.  If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

There is no guarantee that we will satisfy the conditions to the Equity Purchase Agreement.

Although the Equity Purchase Agreement provides that we can require Southridge to purchase, at our discretion, up to $5,000,000 worth of shares of our common stock in the aggregate, there can be no assurances given that we will be able to satisfy the closing conditions applicable for each put. Further, there are limitations on the number of shares in that each draw down amount is limited to the lowest closing bid price during the Valuation Period, subject to the floor.  In addition, the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding.  Other conditions include requiring that the registration statement of which this prospectus forms a part remains effective at all times during the term of the Equity Purchase Agreement, that there is no material adverse change to our business on the date of delivery of a Draw Down Notice and that our common stock continues to trade of the OTCQB. If we fail to satisfy the applicable closing conditions, we will not be able to sell the put shares to Southridge.

There is no guarantee that we will be able to fully utilize the Equity Line.

There are limitations on the number of put shares that may be sold in each put. The number of put shares that Southridge shall be obligated to purchase in a given put shall not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding.  Thus, our ability to access the bulk of the funds available under the Equity Purchase Agreement depends in part on Southridge’s resale of stock purchased from us in prior puts. If with regard to a particular put, the share volume limitation is reached, we will not be able to sell the proposed put shares to Southridge. Accordingly, the Equity Line may not be available at any given time to satisfy our funding needs.

Sales of put shares under the Equity Purchase Agreement could result in the possibility of short sales.

Although Southridge has agreed not to enter into any “short sale” (as such term is defined in Rule 200 of Regulation SHO of the Securities Exchange Act of 1934), of our common stock, the sale after delivery of a put notice of such number of shares of common stock reasonably expected to be purchased under a put notice is not deemed a “short sale.” Accordingly, Southridge may enter into sales or other arrangements it deems appropriate with respect to shares of our common stock after it receives a put notice under the Equity Purchase Agreement so long as such sales or arrangements do not involve more than the number of put shares expected to be purchased under the applicable put notice. Any downward pressure on the market price of our common stock due to the issue and sale of common stock under the Equity Line could encourage short sales. If the market price of our common stock decreases during the put period it will reduce the amount paid by Southridge for the put shares. In a short sale, a prospective seller borrows common shares from a shareholder or broker and sells the borrowed common shares. The prospective seller hopes that the common share market price will decline, at which time the seller can purchase common shares at a lower price for delivery back to the lender. The seller profits when the common share market price declines because it is purchasing common shares at a price lower than the sale price of the borrowed common shares. Such sales could place downward pressure on the market price of the common stock by increasing the number of common shares being sold, which could further contribute to any decline of the market price of the common shares.

There is uncertainty as to number of subscription shares and the amount Southridge will pay for the put shares.

The actual number of shares we will issue in any particular put or in total under the Equity Purchase Agreement is uncertain. Subject to certain limitations in the Equity Purchase Agreement, we have the discretion to give a put notice at any time throughout the term. The number of shares we must issue after giving a put notice will fluctuate based on the market price of the common shares during the put pricing period. Southridge will receive more shares if the market price of our common stock declines. Since the price per share of each put share will fluctuate based on the market price of our common stock during the put pricing period, the actual amount Southridge will pay for the put shares included in any particular put will decrease if the market price of our common stock declines. Based on our current market price of $0.03, if we put all 35,000,000 shares to Southridge (ignoring all caps on the number of shares of common stock that Southridge can own), we would receive $945,000.

Item 1B.  Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices and warehouse premises are located at 2071 Ringwood Ave., Unit C, San Jose, CA 95128. The monthly rent for our warehouse is $10,500, effective March 1, 2014. Our warehouse lease agreement expires on February 28, 2015. The monthly rent during 2012 and 2013 was $7,800. We consolidated our executive offices with our warehouse premises effective January 1, 2014.

Item 3. Legal Proceedings.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 7, 2014, Suntech has not sought to enforce its judgment. As of December 31, 2013, we have included in our Consolidated Balance Sheet a balance due to Suntech America of $946,438.

On February 21, 2014  ASC Recap filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida (the “Court”) an amended  complaint and demand for payment of the debt it acquired from one of our creditors.  On February 26, 2014, we entered  into a Settlement Agreement and Stipulation with ASC Recap LLC that was filed with the Court pursuant to which we agreed, subject to court approval,  to issue shares of our common stock in a Section 3(a) (10) proceeding that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of $1,027,705 that ASC Recap acquired from one Creditor (the value of the stock that we  agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASC paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor). We are awaiting court approval of the settlement.

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

Our common stock is currently quoted on the OTCQB, which is sponsored by FINRA. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTCQB under the symbol “WEST.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2013	High $	Low $
Quarter Ended
December 31, 2013	$0.05	$0.02
September 30, 2013	$0.05	$0.02
June 30, 2013	$0.06	$0.02
March 31, 2013	$0.13	$0.03

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	$0.20	$0.04
September 30, 2012	$0.39	$0.16
June 30, 2012	$0.57	$0.15
March 31, 2012	$0.88	$0.32

The last reported sale price of our common stock on the OTCQB Marketplace on March 5, 2014, was $0.03 per share. As of March 5, 2014, there were approximately 25 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

The following table sets forth a summary of restricted stock activity for the twelve months ended December 31, 2013 and 2012:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2012	289,795	$1.92
Granted	1,029,113	$0.31
Forfeited/cancelled	(131,216)	$1.68
Released/vested	(1,139,619)	$0.47
Outstanding and not vested beginning balance at January 1, 2013	48,073	$2.50
Granted	2,500,000	$0.03
Forfeited/cancelled	(21,798)	$2.46
Released/vested	(635,323)	$0.08
Outstanding and not vested at December 31, 2013	1,890,952	$0.05

The following table sets forth a summary of stock option activity for the twelve months ended December 31, 2013 and 2012:

	Number of Shares Subject To Option 2013 2013	Weighted-Average Exercise Price	Number of Shares Subject To Option 2012	Weighted-Average Exercise Price
Outstanding beginning balance	679,744	$2.82	1,077,744	$5.47
Granted during the year	6,400,000	0.03	46,875	0.26
Forfeited/cancelled/expired during the year	(461,511)	3.29	(444,875)	9.08
Exercised during the year	—	—	—	—
Outstanding at end of year	6,618,233	$0.11	679,744	$2.75
Exercisable at end of year	2,330,650	$0.28	477,538	$2.82
Outstanding and expected to vest	6 191,212	$0.11	669,049	$2.82

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding outstanding options and restricted stock awards)
Equity compensation plans approved by stock holders:
2006 Stock Incentive Plan	6,618,233	$0.11	40,217,802
Equity compensation plans not approved by stock holders	—	$—	—

At our Annual Meeting of Stockholders held on September 19, 2013, our stockholders approved and adopted an amendment to our 2006 Incentive Stock Plan, increasing the number of shares of our common stock reserved for issuance under the Plan from 3,000,000 to 50,000,000.

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

Company Overview

We are a designer and manufacturer of integrated solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business.

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have five U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,614 and Patent No. 8,505,248) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 7 foreign patents. Currently, we have 12 issued patents and 15 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

In February 2009, we announced a strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers and do-it-yourself customers.

As a result of our announced exit from the solar panel installation business, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed by the end of the fourth quarter of 2010.

Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. At December 31, 2013 and 2012, we had no deposits in excess of the Federal Deposit Insurance Corporation limit of $250,000.

Concentration of Risk in Customer Relationships

Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2013, Suntech has not sought to enforce its judgment. As of December 31, 2013, we have included in accounts payable in our Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (Tianwei), a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations. Based on the outcome of the most recent investigations by the Commerce Department launched on December 31, 2013, tariffs could be imposed on the solar panels that we import pursuant to our supply agreement with Tianwei. Any such tariff could cause the prices for solar power systems in the United States to increase and result in reduced market demand for solar power systems, which would negatively impact our revenue.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the twelve months ended December 31, 2013 and 2012, four customers have accounted for significant revenues, varying by period, to our company: Sustainable Environmental Enterprises (SEE), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain, and Lennar Corporation (Lennar), a leading national homebuilder. For the twelve months ended December 31, 2013 and 2012, the percentages of sales to SEE, Lennar, Lennox and Lowe’s are as follows:

	Twelve Months Ended December 31,
	2013	2012

Sustainable Environmental Enterprises	52.8%	7.5%
Lennox International Inc.	2.5%	30.1%
Lowe’s Companies, Inc.	6.9%	7.7%
Lennar Corporation	0.0%	8.8%

SEE accounted for approximately $499,000 or 86.7% of our gross accounts receivable as of December 31, 2013. As of the date hereof, the $499,000 receivable from SEE is past due. SEE has indicated that the past-due payment is late due to a processing delay of a rebate owed to it from the State of Louisiana and expects that full payment will be made in a few weeks upon its receipt of the rebate.  Notwithstanding, no assurance can be given by us as to when a rebate will be issued to SEE by the State of Louisiana or as to when or to what extent payment will be received by us if it isn’t issued timely. We had no receivable balance from Lennox, Lowe's or Lennar as of December 2013. Lennox and Lowe’s accounted for 5.9% and 4.0%, respectively, of our gross accounts receivable as of December 31, 2012. We had no receivable balance for SEE or Lennar as of December 31, 2012.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 25% and 36% of accounts payable as of and December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, accounts payable included amounts owed to our top three vendors of approximately $1.1 million and $960,000, respectively.

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations as a percentage of our net revenue:
	2013	%	2012	%

Net revenue	$1,124,836	100.0	$5,222,248	100.0
Cost of goods sold	1,121,612	99.7	5,249,121	100.5
Gross profit (loss)	3,224	0.3	(26,873)	(0.5)
Operating Expenses
Sales and marketing	887,305	78.9	2,078,830	39.8
General and administrative	2,377,703	211.4	6,012,542	115.1
Total operating expenses	3,265,008	290.3	8,091,372	154.9
Loss from operations	(3,261,784)	(290.0)	(8,118,245)	(155.5)
Other income (expense)
Interest income (expense), net	(65,031)	(5.8)	(103,429)	(2.0)
Other income	420,000	37.3	—
Adjustment to the fair value of embedded derivatives	65,962	5.9	—
Adjustment to the fair value of common stock warrants	9	0.0	(416,526)	(8.0)
Total other income (expense)	420,940	37.4	(519,955)	(10.0)
Loss before provision for income taxes	(2,840,844)	(252.6)	(8,638,200)	(165.4)
Provision for income taxes	—		—
Net loss from continuing operations	(2,840,844)	(252.6)	(8,638,200)	(165.4)
Gain from operations of discontinued component	10,797	1.0	15,807	0.3
Net loss	(2,830,047)	(251.6)	(8,622,393)	(165.1)
Preferred stock dividend	(153,305)	(13.6)	(174,342)	(3.3)
Preferred deemed dividend	(875,304)	(77.8)	(362,903)	(6.9)
Net loss attributable to common stockholders	$(3,858,656)	(343.0)	$(9,159,638)	(175.4)

Net loss per common and common equivalent share (basic and diluted) attributable to common shareholders	$(0.06)		$(0.46)

Weighted average shares used in computing loss per common share: (basic and diluted)	69,170,957		19,400,724

Year Ended December 31, 2012 as compared to Year Ended December 31, 2011

Net revenue

We generate revenue from the sale of solar power systems. For the year ended December 31, 2013, we generated $1.1 million of revenue, a decrease of $4.1 million, or 78.5%, compared to $5.2 million of revenue for the year ended December 31, 2012. The decrease in revenue was due to limited inventory levels during the first nine months of 2013 due to supplier relationship issues. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (EEG), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (Tianwei), a panel supplier located in China. We began receiving product Tianwei beginning in February 2014.

Cost of goods sold

Cost of goods sold as a percent of revenue for the year ended December 31, 2013, was 99.7% of net revenue, compared to 100.5% for the year ended December 31, 2012. Gross income for the year ended December 31, 2013 was $3,000, or 0.3% of revenue, compared with a gross loss of $27,000, or 0.5% of revenue, for the year ended December 31, 2012. During the year ended December 31, 2012, we recorded a $206,000 non-cash inventory write-down, a $65,000 write-off of accumulated inventory overhead costs and a $112,000 non-cash inventory write-off, representing 7.3% of revenue in total. The $206,000 write-down was an adjustment to the carrying value of our older, smaller-format solar panels and older microinverter inventory to reflect the decline in market prices compared to our original cost and the $112,000 was an inventory write-off of obsolete inventory. The increase in gross margin for the year ended December 31, 2013 compared to the year ended December 31, 2012, was due to the non-cash inventory charges in the prior year and a decline in panel costs in the current year, partially offset by lower average selling prices in the current year.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2013 were $887,000, or 78.9% of net revenue as compared to $2.1 million, or 39.8% of net revenue during the same period of the prior year. The $1.2 million decrease in sales and marketing expenses for the year ended December 31, 2013 compared to the same period in 2012 was primarily due to decreases in payroll and commission costs of $590,000, advertising costs and trade shows expense of $274,000, stock compensation costs of $181,000, licensing fees owed to Westinghouse Electric Corporation of $112,000 and $34,000 in travel costs. The overall decrease in sales and marketing expenses was due to lower headcount and lower revenue due to limited inventory levels during 2013. The decline in licensing fees was due to the termination of the license agreement with Westinghouse Electric in August of 2013.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 were $2.4 million, or 211.4% of net revenue as compared to $6.0 million, or 115.1% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the year ended December 31, 2013 compared to the same period in 2012, was due primarily to lower legal and professional fees by $1.7 million, payroll costs of $720,000, bad debt expense of $393,000, research and development costs of $406,000, insurance expense of $152,000, stock compensation costs of $123,000 and travel costs of $50,000. The decrease in legal and professional fees related to the recently terminated CBD merger transaction and patent litigation costs in the prior year. The decrease in payroll and stock compensation costs was due to lower headcount. The decrease in bad debt expense was driven by a $400,000 non-cash write-down of a receivable from a supplier in the prior year. The decrease in research and development costs was due to lower headcount and decreased expenditures for prototype parts and material and testing.

Other Income

During the year ended December 31, 2013, we recorded other income of $420,000, net of legal fees, relating to the favorable settlement of a legal dispute relating to a supply agreement with a former customer.

Interest, net

During the year ended December 31, 2013, net interest expense was approximately $65,000 compared with net interest expense of $103,000 for the same period in 2012. The decrease in interest expense for the year ended December 31, 2013 was due to lower interest expense incurred in the prior year related to amounts owed to Suntech, partially offset by an increase in interest expense on our credit facility and on our convertible notes.

Adjustment to the fair value of embedded derivatives

During the year ended December 31, 2013, we recorded a $66,000 favorable adjustment to the fair value to the embedded derivatives on our convertible note.

Adjustment to the fair value of common stock warrants

During the year ended December 31, 2013, the fair value of the warrants was reduced to zero as a result of the decrease in the price of our common stock. During the year ended December 31, 2012, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized loss of $417,000 in our consolidated statements of operations.

Income taxes

During the year ended December 31, 2013 and 2012, there was no income tax expense or benefit for federal and state income taxes reflected in our consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2013 was $2.8 million, compared to a net loss from continuing operations of $8.6 million for the year ended December 31, 2012. For the year ended December 31, 2013, the net loss included a favorable non-cash adjustment to embedded derivatives of $66,000 and other income of $420,000, representing a favorable settlement of a legal dispute relating to a supply agreement with a former customer. For the year ended December 31, 2012, the net loss included an unfavorable non-cash adjustment to the fair value of common stock warrants of $417,000. Excluding the impact of the impact of non-cash adjustments in both years, net loss from continuing operations for the years ended December 31, 2013 and 2012 would have been $3.3 million and $8.2 million, respectively.

Gain from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded $11,000 in net income from the discontinuance of our installation business segment for the year ended December 31, 2013, compared with net income of $16,000 during the same period in 2012.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of September 30, 2013, there were 823 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 97 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion prices of the Series B and Series C Preferred were further reduced from $0.03 per share of common stock to $0.02. After adjustment to the conversion prices as a result of the August 30, 2013 financing and for subsequent conversions of our preferred stock to common stock, the outstanding Series B Preferred and Series C Preferred would be convertible into 21,020,232 shares and 4,333,350 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,180 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013 with certain investors, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock was $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For each of the two years in the period ending December 31, 2013, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of December 31, 2013, we had approximately $150,000 in cash on hand.  We intend to address ongoing working capital needs through sales of products, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (Tianwei), a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as the Equity Purchase Agreement with Southridge and the loan and security agreement discussed below; however there can be no assurance that we will meet the conditions necessary to be able to use the Equity Line under the Equity Purchase Agreement (described below) or the loan and security agreement (described below). Other than the Equity Line and the loan and security agreement described below, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

On January 22, 2014, we entered into a Settlement of Potential Claims Agreement (the “ASC Agreement”) with ASC Recap LLC (“ASC”), an entity affiliated with Southridge. Pursuant to the ASC Agreement, ASC has offered to purchase (and in one (1) case has already purchased) approximately $3.7 million of our prior debt owed to four creditors (“Creditors”) for past due services at a substantial discount to face value to which we have agreed to issue to ASC certain shares of its common stock in a §3(a)(10) 1933 Act proceeding. The shares of common stock that we have agreed to issue to ASC in full payment for, and as a release of any debt it purchases from the Creditors, is anticipated to have, upon issuance, a market value equal to approximately 25% of the principal amount of our outstanding debt. In the case of the debt ASC already purchased from one (1) Creditor, we entered into a Settlement Agreement and Stipulation that was filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida pursuant to which we agreed, subject to court approval,  to issue shares of our common stock that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of $1,027,705 that ASC Recap acquired form one Creditor (the value of the stock that we agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASC paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor). The stock to be issued by us and the purchase of the debt by ASC of the remaining three Creditors is subject to the acceptance of offers by the Creditors and court approval of the terms of the settlement.

Convertible Notes payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with the same institutional accredited investors relating the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with an accredited investor on December 19, 2013. On February 25, 2014, we entered into an additional securities purchase agreement with the same institutional accredited investor relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. In connection with the February 25, 2014 convertible note, we also issued a five- year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.02, subject to adjustment under certain circumstances. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $243,889 on the three issuance dates. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our Consolidated Statements of Operations. We recognized a favorable gain for the year ending December 31, 2013 of $65,962.

We have the option of repaying the outstanding principal amount of the convertible notes, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the convertible notes, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full.

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory. The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2013, the balance outstanding under our line of credit was $500,000.

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

Equity Purchase Agreement

On January 23, 2014, we entered into the Equity Purchase Agreement with Southridge, that superseded our prior Equity Purchase Agreement with Southridge that was entered into on November 25, 2013.

Pursuant to the Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the Equity Purchase Agreement. Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock and there being an effective registration statement covering the resale of the shares by Southridge. To date, we do not have an effective registration statement to cover the resale of the shares.

We intend to draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Equity Purchase Agreement. The purchase price for our shares to be paid by Southridge will be 90% of the lowest closing bid price of our common stock during the Valuation Period.   On the date of the Draw Down Notice is delivered to Southridge, we are required to deliver an estimated amount of shares to Southridge’s brokerage account equal to 125% of the Draw Down Amount indicated in the Draw Down Notice divided by the closing bid price of the trading day immediately prior to the date of the Draw Down Notice (“Estimated Shares”).  The Valuation Period will begin the first trading day after the Estimated Shares have been delivered to Southridge’s brokerage account and have been cleared for trading and terminates on the tenth day thereafter.  At the end of the Valuation Period, if the number of Estimated Shares delivered to Southridge is greater than the shares issuable pursuant to a Draw Down, then Southridge is required to return to us the difference between the Estimated Shares and the actual number of shares issuable pursuant to the Draw Down.  If the number of Estimated Shares is less the shares issuable under the Draw Down, then we are required to issue additional shares to Southridge equal to the difference; provided that the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding.  As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. If we fail to satisfy the applicable closing conditions, we will not be able to sell the put shares to Southridge.

There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put.  During such time, we are not entitled to deliver another put notice.

The conditions under which we will not be entitled to put shares to Southridge, include the following:

• we will not be entitled to put shares to Southridge unless there is an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), to cover the resale of the shares by Southridge;

• we will not be entitled to put shares to Southridge unless our common stock continues to be quoted on the OTC-QB and has not been suspended from trading;

• we will not be entitled to put shares to Southridge  if an injunction shall have been issued and remain in force against us, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Southridge;

• we will not be entitled to put shares to Southridge if we have not complied with our obligations and are otherwise in breach of or in default under, the  New Equity Purchase Agreement, our registration rights agreement with Southridge (the “Registration Rights Agreement”) or any other agreement executed in connection therewith with Southridge;

• we will not be entitled to put shares to Southridge to the extent that such shares would cause Southridge’s beneficial ownership to exceed 9.99% of our outstanding shares; and

• we will not be entitled to put shares to Southridge if we take any of the following actions on any trading day after a Draw Down Notice is delivered:

a)	subdivide or combine shares of common stock;

b)
pay a dividend in shares of common stock or make any other distribution of shares of common stock, except for dividends paid with respect to any series of preferred stock authorized by us, whether existing now or in the future;

c)
issue any options or other rights to subscribe for or purchase shares of common stock other than pursuant to the  New Equity Purchase Agreement, and other than options or stock grants issued or issuable to directors, officers and employees pursuant to a stock option program, whereby the price per share for which shares of common stock may at any time thereafter be issuable pursuant to such options or other rights shall be less than the closing bid price in effect immediately prior to such issuance;

d)
issue any securities convertible into or exchangeable for shares of common stock and the consideration per share for which shares of common stock may at any time thereafter be issuable pursuant to the terms of such convertible or exchangeable securities shall be less than the closing bid price in effect immediately prior to such issuance;

e)
issue shares of common stock otherwise than as provided in the foregoing subsections (a) through (d), at a price per share less, or for other consideration lower, than the closing bid price in effect immediately prior to such issuance, or without consideration; or

f)
make a distribution of our assets or evidences of indebtedness to the holders of common stock as a dividend in liquidation or by way of return of capital or other than as a dividend payable out of earnings or surplus legally available for dividends under applicable law or any distribution to such holders made in respect of the sale of all or substantially all of our assets (other than under the circumstances provided for in the foregoing subsections (a) through (e).

The Equity Purchase Agreement further provides that Southridge is entitled to customary indemnification from us for any losses or liabilities it suffers as a result of any material misrepresentation, breach of warranty or nonfulfillment of or a failure to perform any material covenant or agreement contained in the New Equity Purchase Agreement.

The New Equity Purchase Agreement also contains representations and warranties of each of the parties.

Pursuant to the terms of the  Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock (having a value of $24,300 based upon the closing price of our common stock on January 22, 2014), of which 500,000 shares of our common stock are to be issued to Southridge on the date that the registration statement is declared effective and the remaining 500,000 shares of common stock are to be issued on the date that we deliver our first Draw Down Notice to Southridge.

On January 23, 2014, we also entered into a Registration Rights Agreement with Southridge pursuant to which we agreed to register shares of the common stock to be issued to Southridge in connection with the Equity Purchase Agreement.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of December 31, 2013, there were 467 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 87 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion price of the Series B Preferred was further reduced from $0.03 per share of common stock to $0.02 and the conversion price of the Series C Preferred was also further reduced from $0.03 per share of common stock to $0.02.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,180 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67. Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013 with certain investors, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, working capital, our line of credit and proceeds from equity and debt financings. As of December 31, 2013, we had approximately $150,000 in cash on hand.

Cash used in operating activities was approximately $1.6 million for the year ended December 31, 2013. Cash used by operating activities was primarily due to a $294,000 increase in accounts receivable, a $383,000 decrease in accrued liabilities and warranty, and an $85,000 decrease in liabilities of discontinued operations, partially offset by a $1.2 million increase in accounts payable, $247,000 decrease in prepaid expenses and a $209,000 decrease in inventory. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by financing activities was approximately $1.6 million for the year ended December 31, 2013. During the year ended December 31, 2013, we received $650,000 in borrowings on long-term debt, $550,000 in proceeds from a preferred stock offering, less $92,000 in payment of placement agent fees and $500,000 in borrowings on a line of credit.

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

Patent costs. We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful lives we assigned to these assets, approximately 11 years as of December 31, 2013, are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

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

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2013 is primarily related to our outstanding balance on our long-term debt and line of credit.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as product we purchase from manufacturers outside the United States are denominated in U.S. currency.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Andalay Solar, Inc.

We have audited the accompanying consolidated balance sheets of Andalay Solar, Inc. (formerly Westinghouse Solar, Inc.) and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Andalay Solar, Inc. (formerly Westinghouse Solar, Inc.) and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Burr Pilger Mayer, Inc.

San Francisco, California
March 7, 2014

Andalay Solar, Inc.
Consolidated Balance Sheets
	December 31,
	2013	2012
Assets
Current assets:
Cash	$150,081	$127,385
Accounts receivable, net	567,523	365,845
Other receivables	21,378	121,990
Inventory, net	786,636	995,713
Prepaid expenses and other current assets	317,510	420,108
Assets of discontinued operations	—	10,896
Total current assets	1,843,128	2,041,937
Property and equipment, net	13,854	46,877
Patents, net	1,244,712	1,329,046
Other assets, net	163,711	183,258
Assets of discontinued operations – long-term	200,000	200,000
Total assets	$3,465,405	$3,801,118

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,199,511	$3,329,537
Accrued liabilities	89,730	488,956
Accrued warranty	344,990	329,680
Common stock warrant liability	—	9
Credit facility	500,000	—
Capital lease obligations – current portion	299	4,385
Derivative liability – embedded conversion feature	177,927	—
Current portion of long-term debt	129,839	—
Convertible notes – short-term	60,000	—
Liabilities of discontinued operations	967,928	1,052,819
Total current liabilities	6,470,224	5,205,386

Capital lease obligations, less current portion	—	328
Convertible notes, less current portion (net of discount)	382,084	—
Total liabilities	6,852,308	5,205,714

Commitments and contingencies (Note 17)

Series C convertible redeemable preferred stock, $0.001 par value; 87 and 800 shares issued and outstanding on December 31, 2013 and 2012, respectively	163,998	983,747

Series D convertible redeemable preferred stock, $0.001 par value; 860 and 0 shares issued and outstanding on December 31, 2013 and 2012, respectively	858,565	—

Stockholders’ deficit:
Series B convertible redeemable preferred stock, $0.001 par value; 467 and 2,243 shares issued and outstanding on December 31, 2013 and 2012, respectively	146,224	741,171
Common stock, $0.001 par value; 500,000,000 shares authorized; 116,339,293 and 26,924,643 shares issued and outstanding at December 31, 2013 and 2012, respectively (Note 1)	116,339	26,925
Additional paid-in capital	78,717,997	76,455,054
Accumulated deficit	(83,390,026)	(79,611,493)
Total stockholders’ deficit	(4,409,466)	(2,388,343)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,465,405	$3,801,118

 The accompanying notes are an integral part of these consolidated financial statements.

Andalay Solar, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012

Net revenue	$1,124,836	$5,222,248
Cost of goods sold	1,121,612	5,249,121
Gross profit (loss)	3,224	(26,873)
Operating expenses
Sales and marketing	887,305	2,078,830
General and administrative	2,377,703	6,012,542
Total operating expenses	3,265,008	8,091,372
Loss from operations	(3,261,784)	(8,118,245)
Other income (expense)
Interest income (expense), net	(65,031)	(103,429)
Other income	420,000	—
Adjustment to the fair value of embedded derivatives	65,962	—
Adjustment to the fair value of common stock warrants	9	(416,526)
Total other income (expense)	420,940	(519,955)
Loss before provision for income taxes	(2,840,844)	(8,638,200)
Provision for income taxes	—	—
Net loss from continuing operations	(2,840,844)	(8,638,200)
Gain from operations of discontinued component	10,797	15,807
Net loss	(2,830,047)	(8,622,393)
Preferred stock dividend	(153,305)	(174,342)
Preferred deemed dividend	(875,304)	(362,903)
Net loss attributable to common stockholders	$(3,858,656)	$(9,159,638)

Net loss per common and common equivalent share (basic and diluted) attributable to common shareholders	$(0.06)	$(0.46)

Weighted average shares used in computing loss per common share: (basic and diluted)	69,170,957	19,400,724

The accompanying notes are an integral part of these consolidated financial statements.

Andalay Solar, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2012	—	$—	—	$—	2,273	$751,223	16,040,581	$16,041	$72,683,781	$(70,451,856)	$2,999,189
Issuance of common stock pursuant to a securities purchase agreement	—	—	—	—	—	—	2,000,000	2,000.00	498,000	—	500,000
Issuance of common stock for supply agreement	—	—	—	—	—	—	2,110,647	2,111	1,140,690	—	1,142,801
Issuance of Series C Convertible preferred stock a for cash	1,100	1,100,000	—	—	—	—	—	—	—	—	—
Preferred deemed dividend	—	362,903	—	—	—	—	—	—	—	(362,903)	(362,903)
Conversion of convertible redeemable preferred stock to common stock	(300)	(434,156)	—	—	(30)	(10,052)	4,011,000	4,011	440,197	—	434,156
Conversion of common stock warrant liability upon exercise of warrants	—	—	—	—	—	—	—	—	734,007	—	734,007
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	1,465,304	1,465	172,876	(174,341)	—
Exercise of warrants for common shares, $0.001 par value	—	—	—	—	—	—	472,222	472	282,861	—	283,333
Placement agent and registration fees and other direct costs	—	(45,000)	—	—	—	—	—	—	(183,180)	—	(183,180)
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	—	—	—	—	824,889	825	(18,366)	—	(17,541)
Stock-based compensation	—	—	—	—	—	—	—	—	704,188		704,188
Net loss	—	—	—	—	—	—	—	—	—	(8,622,393)	(8,622,393)
Balance at December 31, 2012	800	983,747	—	—	2,243	741,171	26,924,643	26,925	76,455,054	(79,611,493)	(2,388,343)
Issuance of Series C convertible redeemable preferred stock for cash	75	75,000	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock for cash, net	—	—	950	475,000	—	—	—	—	—	—	—
Return of Series D convertible redeemable preferred stock	—	—	(200)	(80,123)	—	—	—	—	—	80,123	80,123
Issuance of Series D convertible redeemable preferred stock for payment of financial advisor fees	—	—	230	230,000	—	—	—	—	—	—	—
Preferred deemed dividend	—	410,227	—	465,077	—	—	—	—	—	(875,304)	(875,304)
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(1,776)	(594,947)	58,277,813	58,278	536,669	—	—
Conversion of Series C Convertible Redeemable preferred stock to common stock	(788)	(1,304,976)	—	—	—	—	18,477,766	18,478	1,286,498	—	1,304,976
Conversion of Series D Convertible Redeemable preferred stock to common stock	—	—	(120)	(180,010)	—	—	6,000,000	6,000	174,010	—	180,010
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	4,310,661	4,313	148,992	(153,305)	—
Grant of warrant on issuance of convertible note	—	—	—	—	—	—	—	—	53,623	—	53,623
Placement agent and registration fees and other direct costs	—	—	—	(51,379)	—	—	—	—	(40,602)	—	(40,602)
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	—	—	—	—	2,348,410	2,354	(6,456)	—	(4,102)
Stock-based compensation	—	—	—	—	—	—	—	—	110,200		110,200
Net loss	—	—	—	—	—	—	—	—	—	(2,830,047)	(2,830,047)
Balance at December 31, 2013	87	$163,998	860	$858,565	467	$146,224	116,339,293	$116,339	$78,717,997	$(83,390,026)	$(4,409,466)

The accompanying notes are an integral part of these consolidated financial statements.

 Andalay Solar, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(2,830,047)	$(8,622,393)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	33,023	149,840
Amortization of patents	113,071	67,919
Bad debt expense	92,224	485,072
Adjustment to the fair value of embedded derivatives	(65,962)	—
Accretion of interest on convertible notes	21,889	—
Inventory impairment	—	383,081
Unrealized loss (gain) on fair value adjustment of common stock warrants	(9)	416,526
Non-cash stock-based compensation expense	110,200	704,188
Gain on sale of property and equipment	—	(3,060)
Changes in assets and liabilities:
Accounts receivable	(293,902)	645,842
Other receivables	100,612	(52,700)
Inventory	209,077	2,891,816
Prepaid expenses and other current assets	246,669	558,601
Assets of discontinued operations – short term	10,895	76,560
Assets held for sale	—	18,293
Other assets	(9,189)	(624,654)
Accrued interest	7,707	—
Assets of discontinued operations – long-term	—	9,913
Accounts payable	1,159,974	509,498
Accrued liabilities and accrued warranty	(383,916)	172,011
Liabilities of discontinued operations	(84,891)	(266,201)
Net cash used in operating activities	(1,562,575)	(2,479,848)
Cash flows from investing activities
Proceeds from disposal of property and equipment	—	3,060
Net cash provided by investing activities	—	3,060
Cash flows from financing activities
Borrowing on long-term debt	650,000	—
Repayment of notes payable	(14,232)	(283,252)
Borrowing (repayment) on line of credit, net	500,000	(92,266)
Repayments on capital lease obligations	(4,414)	(4,698)
Proceeds from stock offering	—	1,100,000
Proceeds from securities purchase agreement	550,000	500,000
Proceeds from exercise of warrants	—	283,333
Payment of placement agent and registration fees and other direct costs	(91,981)	(228,180)
Employee taxes paid for vesting of restricted stock	(4,102)	(17,541)
Net cash provided by financing activities	1,585,271	1,257,396
Net increase (decrease) in cash	22,696	(1,219,392)
Cash
Beginning of year	127,385	1,346,777
End of year	$150,081	$127,385

Supplemental cash flows disclosures:
Cash paid during the period for interest	$6,759	$26,468
Supplemental disclosure of non-cash financing activity:
Embedded derivatives on convertible note issuances	$243,889	$—
Grant of warrant on issuance of convertible note	$53,623	$—
Preferred deemed dividend	$875,304	$362,903
Conversion of preferred stock to common stock	$2,079,933	$310,052
Conversion of common stock warrant liability upon exercise of warrants	$—	$252,765
Reclassification of common stock warrant liability to additional paid-in capital	$—	$481,242
Preferred stock dividends paid in common stock	$153,305	$174,342
Return of Series D convertible preferred stock	$80,123	$—
Stock issued to procure inventory	$—	$1,142,801
Note payable obtained to finance prepaid insurance	$144,071	$—
Preferred stock issued for payment of financial advisor fees	$230,000	$—
Note payable for payment of financial advisor fees	$60,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Andalay Solar, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

1. Description of Business

We are a designer and manufacturer of solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business.

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

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have five U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,614 and Patent No. 8,505,248) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have 7 foreign patents. Currently, we have 12 issued patents and 15 other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

In February 2009, we announced a strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers and do-it-yourself customers.

On May 7, 2012, we announced the execution of an agreement and plan of merger with CBD Energy Limited, an Australian corporation (CBD), which contemplated a merger in which CBD would become our parent company. The targeted completion of the merger was repeatedly delayed and on July 18, 2013 we terminated the merger. During such merger delays, our supply relationships have been disrupted, leading to a significant decline in our revenue and the implementation of significant cost reductions, including the lay-off of employees during the time we pursued the merger. We are now committed to focus our attention on rebuilding our core business, expanding our current product offering and exploring strategic opportunities.

Our Corporate headquarters is located at 2071 Ringwood Ave. Unit C, San Jose, CA  95131. Our telephone number is (408) 402-9400. Additional information about Andalay Solar is available on our website at http://www.Andalaysolar.com. The information on our web site is not incorporated herein by reference.

Discontinued Operations

See Note 3 for a detailed discussion of our Discontinued Operations.

Concentration of Risk in Customer and Supplier Relationships

See Note 18 for a detailed discussion of our concentration of risk in customer and supplier relationships.

2. Summary of Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. We have incurred net losses and negative cash flows from operations for each of the years ended December 31, 2013 and 2012. During recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of December 31, 2013, we had approximately $150,000 in cash on hand.  We intend to address ongoing working capital needs through sales of remaining inventory, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

Convertible Notes payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with the same institutional accredited investors relating the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with an accredited investor on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the same accredited investor related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

We have the option of repaying the outstanding principal amount of the convertible notes, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the convertible notes, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $243,889 on the three issuance dates. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our Consolidated Statements of Operations. We recognized a favorable gain for the year ending December 31, 2013 of $65,962.

In addition, the relative fair value of the warrants issued in the December 2013 convertible note issuance of $250,000, were allocated to Additional Paid in Capital. Such value was determined assuming volatility of 149.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $109,000 is being accreted to interest using the effective interest method.

Line of credit

On September 30, 2013, we entered into a loan and security agreement to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory. The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 25, 2013, we requested and received an additional $50,000. As of December 31, 2013, the balance outstanding under our line of credit was $500,000.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents, which consist principally of money market demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments. As of December 31, 2013 and 2012, we had no cash equivalents.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We do not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2013 and 2012.

Goodwill and Other Intangible Assets

We do not amortize goodwill, but rather test goodwill for impairment at least annually.

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 11 years as of December 31, 2013, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Costs associated with patents currently held are approximately $1.4 million, net of approximately $201,000 of accumulated amortization, are included in other assets, net as of December 31, 2013, and are being amortized over the estimated useful life, which was determined to be seventeen years. Amortization expense of patents was approximately $113,000 and $68,000 in each of the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense of patents for the five years subsequent to December 31, 2013, is approximately $114,000 per year. Capitalized filing fees associated with obtaining new patents not yet issued and defense of existing patents (not yet resolved) of approximately $145,000 are included in other assets as December 31, 2013.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $345,000 at December 31, 2013 and $330,000 at December 31, 2012, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	Twelve Months Ended
	2013	2012
Beginning accrued warranty balance	$329,680	$217,812
Reduction for labor payments and claims made under the warranty	(4,400)	(1,723)
Accruals related to warranties issued during the period	19,710	113,591
Ending accrued warranty balance	$344,990	$329,680

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty at December 31, 2013 and 2012 was approximately $968,000 and $1.1 million, respectively, and is included within “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

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

Advertising

We expense advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2013 and 2012, was approximately $16,000 and $144,000, respectively.

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the years ended December 31, 2013 and 2012, we expensed approximately $243,000 and $649,000, respectively, in general and administrative costs.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of inventory and expensed as cost of goods sold when the related inventory is sold.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2013	2012
Basic:
Numerator:
Net loss	$(2,830,047)	$(8,622,393)
Less: Net loss allocated to participating securities	12,503	170,052
Net loss attributable to stockholders	(2,817,544)	(8,452,341)
Preferred stock dividend	(153,305)	(174,342)
Preferred deemed dividend	(875,304)	(362,903)
	$(3,846,153)	$(8,989,586)
Denominator:
Weighted-average shares outstanding	69,477,915	19,791,045
Weighted-average unvested restricted shares outstanding	(306,958)	(390,321)
Denominator for basic net loss per share	69,170,957	19,400,724

Basic net loss per share attributable to common stockholders	$(0.06)	$(0.46)

Diluted:
Numerator:
Net loss	$(2,830,047)	$(8,622,393)
Less: Net loss allocated to participating securities	12,503	170,052
Net loss attributable to stockholders	(2,817,544)	(8,452,341)
Preferred stock dividend	(153,305)	(174,342)
Preferred deemed dividend	(875,304)	(362,903)
	$(3,846,153)	$(8,989,586)
Denominator:
Denominator for basic calculation	69,170,957	19,400,724
Weighted-average effect of dilutive stock options	—	—
Denominator for diluted net loss per share	69,170,957	19,400,724

Diluted net loss per share attributable to common stockholders	$(0.06)	$(0.46)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	December 31, 2013	December 31, 2012
Stock options outstanding	5,368,233	679,744
Unvested restricted stock	1,890,952	48,073
Warrants to purchase common stock	9,648,045	3,398,045
Preferred stock convertible into common stock	68,353,582	35,230,263

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We are engaged in a single business segment wherein we design, manufacture and sell our solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. All tangible assets are located in the United States.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Andalay Solar and Fairview, pursuant to the Merger as described in Note 1. We also have two wholly-owned subsidiaries as of December 31, 2013 and 2012. Akeena Corp. is a wholly-owned subsidiaries of Andalay Solar, Inc. All inter-company accounts have been eliminated in consolidation.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Andalay Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. As a result of the decision to exit the California installation business we recorded a restructuring charge totaling approximately $3.0 million for the year ended December 31, 2010, the majority of which were non-cash charges. This restructuring charge was comprised primarily of (i) one-time severance costs of $765,000 related to headcount reductions paid primarily in shares of our common stock, (ii) inventory write downs of $948,000, (iii) lease accelerations and the write off of leasehold improvements of $307,000, (iv) goodwill impairment of $299,000, (v) vehicle, furniture and fixtures and computer equipment write downs of $290,000 and (vi) other prepaid costs write-downs of $367,000. During the year ended December 31, 2010, we recorded a loss from discontinued operations of $6.5 million. During the years ended December 31, 2013 and 2012, we recorded an $11,000 gain and a $16,000 gain, respectively, from the discontinued installation business.

The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying consolidated balance sheets at December 31, 2013 and 2012, and consist of the following:

Assets of discontinued operations:	December 31, 2013	December 31, 2012
Accounts receivable and other receivables	$—	$1,340
Prepaid expenses and other current assets	—	—
Other assets	—	9,556
Total current assets of discontinued operations	—	10,896
Security deposits on operating leases	—	—
Security deposit – escrow account for installation jobs	200,000	200,000
Total assets of discontinued operations	$200,000	$210,896

Liabilities of discontinued operations:	December 31, 2013	December 31, 2012
Accrued liabilities	$—	$8,656
Accrued warranty	967,928	1,042,663
Deferred revenue	—	1,500
Total current liabilities	967,928	1,052,819

Other long-term liabilities	—	—
Total discontinued operations liabilities	$967,928	$1,052,819

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

4. Accounts Receivable

Accounts receivable consists of the following:
	December 31, 2013	December 31, 2012
Trade accounts	$575,375	$490,401
Less: Allowance for bad debts	(2,899)	(108,750)
Less: Allowance for returns	(4,953)	(15,806)
	$567,523	$365,845

The following table summarizes the allowance for doubtful accounts as of December 31, 2013 and 2012:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Year ended December 31, 2013	$108,750	$92,224	$(198,325)	$2,899
Year ended December 31, 2012	$39,000	$485,072	$(415,322)	$108,750

5. Inventory

Inventory consists of the following:

	December 31, 2013	December 31, 2012
Finished goods	$654,970	$755,643
Work in process	131,666	240,070
	$786,636	$995,713

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

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:
	December 31, 2013	December 31, 2012
Prepaid insurance	$152,812	$8,046
Prepaid - other	68,906	160,385
Vendor deposits	95,792	251,677
	$317,510	$420,108

7. Property and Equipment, Net

Property and equipment, net consist of the following:
	December 31, 2013	December 31, 2012
Office equipment	$436,051	$522,745
Leasehold improvements	123,278	148,759
Vehicles	17,992	17,992
	577,321	689,496
Less: Accumulated depreciation and amortization	(563,467)	(642,619)
	$13,854	$46,877

Depreciation expense for the twelve months ended December 31, 2013 and 2012 was approximately $33,000 and $150,000, respectively. Beginning in the fourth quarter 2010, concurrent with our change in business model to a pure a manufacturing and distribution business, a portion of depreciation expense related to leasehold improvements and equipment in our warehouse is allocated to cost of goods sold. All other depreciation is included in general and administrative expense.

8. Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2013	December 31, 2012
Accrued salaries, wages, benefits and bonus	$45,456	$65,581
Sales tax payable	4,409	877
Accrued accounting and legal fees	—	5,160
Customer deposit payable	580	36,540
Accrued interest	6,288	76,438
Royalty payable	—	262,500
Other accrued liabilities	32,997	41,860
	$89,730	$488,956

9. Convertible Notes Payable and Credit Facility

Convertible Notes payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with the same institutional accredited investors relating the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with an accredited investor on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

We have the option of repaying the outstanding principal amount of the convertible notes, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the convertible notes, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $243,889 on the three issuance dates. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our Consolidated Statements of Operations. We recognized a favorable gain for the year ended December 31, 2013 of $65,962.

In addition, the relative fair value of the warrants issued in the December 2013 convertible note issuance of $250,000, were allocated to Additional Paid in Capital. Such value was determined assuming volatility of 149.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $109,000 is being accreted to interest using the effective interest method.

On November 1, 2013 and December 1, 2013, we issued two convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $60,000, which mature on October 31, 2014 and November 30, 2014, respectively. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

Below is a table showing the convertible notes payable, the beneficial conversion feature and fair value of the warrants as of December 31, 2013:

December 31, 2013
Convertible notes payable cash proceeds	$650,000
Convertible notes payable issued for financial advisory services	60,000
Less: Derivative liability	(243,889)
Less: Relative fair value of warrants	(53,623)
Accreted interest	21,889
Accrued interest	7,707
Convertible notes payable, net	442,084
Less current portion	(60,000)
$382,084

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2013, the balance outstanding under our line of credit was $500,000.

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

10. Long-term Debt and Capital Lease Obligations

Long-term debt

Our long-term debt consists of three convertible notes. See Note 9 for a discussion of these notes. The scheduled principal maturities of long-term debt at December 31, 2013 are as follows:

2014	$—
2015	650,000
2016	—
2017	—
2018	—
2019	—
650,000
Less: current portion	—
$650,000

Capital lease obligations

Our capital lease obligation consists of a lease on equipment. Our scheduled principal maturities relating to this capital lease obligation at December 31, 2013 is approximately $299 in 2014.

11. Stockholders’ Equity

We were incorporated in 2001 and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction with Fairview as discussed in Note 1. Pursuant to the Merger, the stockholders of Andalay Solar received one share of Fairview common stock for each issued and outstanding share of Andalay Solar common stock. Andalay Solar’s common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. Since the stockholders of Andalay Solar owned a majority of the outstanding shares of Fairview common stock immediately following the Merger, and the management and board of Andalay Solar became the management and board of Fairview immediately following the Merger, the Merger is being accounted for as a reverse merger transaction and Andalay Solar was deemed to be the acquirer. The assets, liabilities and the historical operations prior to the Merger are those of Andalay Solar. Subsequent to the Merger, the consolidated financial statements include the assets, and the historical operations of Andalay Solar and Fairview from the closing date of the Merger.

We have 501,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of December 31, 2013, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, all of which have been converted or cancelled and none of which remain outstanding, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, of which 467 shares remain outstanding, (iii) 1,750 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, of which 87 shares remain outstanding, and (iv) 1,180 shares of our Series D 8% Convertible Preferred Stock, par value $0.001, of which 860 shares remain outstanding.

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

On October 18, 2012, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of up to 1,245 shares of our newly created Series C Preferred Stock, for aggregate proceeds of up to $1,245,000.  At the initial closing, we sold and issued 750 shares of Series C Preferred, for initial aggregate proceeds of $750,000. On November 2, 2012, we provided to the purchasers of our Series C Preferred Stock a draw down notice under the Purchase Agreement. As a result of the draw down, we sold an aggregate of 350 additional shares of our Series C Preferred to the purchasers for aggregate proceeds of $350,000.  Based on the closing price of our common stock as reported on the OTCQB Marketplace (OTCQB) on November 2, 2012 (which was $0.08 per share), the 350 shares of Series C Preferred issued pursuant to the draw down was convertible into 4,375,000 shares of our common stock. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.155 to $0.08 per share on the total 750 shares of Series C Preferred Stock issued and outstanding at November 2, 2012, and which resulted in an increase in the number of common shares issuable, we recognized a preferred deemed dividend of $362,903.

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

As a result of the January 24, 2013 draw down notice, pursuant to the terms of the outstanding Series B Preferred Stock, the conversion price of the Series B Preferred was reduced from $0.08 per share of common stock to become equal to $0.05, and the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the price of the Series B Preferred was further reduced from $0.05 per share of common stock to become equal to $0.03, and the conversion price of the Series C Preferred was also further reduced from $0.05 per share of common stock to $0.03. As of December 31 2013, there were 467 shares of Series B Preferred that remain outstanding. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 87 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion prices of the Series B and Series C Preferred were further reduced from $0.03 per share of common stock to $0.02. After adjustment to the conversion prices as a result of the August 30, 2013 financing and for subsequent conversions of our preferred stock to common stock, the outstanding Series B Preferred and Series C Preferred would be convertible into 21,020,232 shares and 4,333,350 shares, respectively, of our common stock.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,180 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the Company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, the Company and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock was $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,077 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend. As a result of the $500,000 loan and security agreement entered into on September 30, 2013, we issued to the lender 50 shares of our Series D Preferred stock for the $50,000 loan origination fee.

See Note 14 for a discussion of the accounting treatment of the stock warrant transactions described above.

13. Stock Option and Incentive Plan

On August 8, 2006, we adopted the Andalay Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 3,000,000 shares and there were 1,112,310 shares available for issuance under the Stock Plan as of December 31, 2012. At our Annual Meeting of Stockholders held on September 19, 2013, our stockholders approved and adopted an amendment to our 2006 Incentive Stock Plan, increasing the number of shares of our common stock reserved for issuance under the Plan from 3,000,000 to 50,000,000.

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

We recognized stock-based compensation expense of approximately $110,200 and $704,188 during the twelve months ended December 31, 2013 and 2012, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the twelve months ended December 31, 2013 and 2012:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2012	289,795	$1.92
Granted	1,029,113	$0.31
Forfeited/cancelled	(131,216)	$1.68
Released/vested	(1,139,619)	$0.47
Outstanding and not vested beginning balance at January 1, 2013	48,073	$2.50
Granted	2,500,000	$0.03
Forfeited/cancelled	(21,798)	$2.46
Released/vested	(635,323)	$0.08
Outstanding and not vested at December 31, 2013	1,890,952	$0.05

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2013 and 2012, there was approximately $71,000 and $96,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 0.8 years. The total fair value of shares vested during the twelve months ended December 31, 2013 and 2012, was approximately $19,000 and $256,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the twelve months ended December 31, 2013 and 2012, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the twelve months ended December 31, 2013 and 2012:

	Number of Shares Subject To Option 2013	Weighted-Average Exercise Price	Number of Shares Subject To Option 2012	Weighted-Average Exercise Price
Outstanding beginning balance	679,744	$2.82	1,077,744	$5.47
Granted during the year	6,400,000	0.03	46,875	0.26
Forfeited/cancelled/expired during the year	(461,511)	3.29	(444,875)	9.08
Exercised during the year	—	—	—	—
Outstanding at end of year	6,618,233	$0.11	679,744	$2.75
Exercisable at end of year	2,330,650	$0.28	477,538	$2.82
Outstanding and expected to vest	6 191,212	$0.11	669,049	$2.82

Stock options are valued at the estimated fair value on the grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the twelve months ended December 31, 2013 and 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Twelve Months Ended December 31,
	2013	2012
Weighted-average volatility	105.5%	105.5%
Expected dividends	0.0%	0.0%
Expected life	2.0 years	2.9 years
Weighted-average risk-free interest rate	0.30%	0.25%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.02 for the stock options to purchase 6,400,000 shares of common stock granted during the twelve months ended December 31, 2013 and $0.14 for the stock options to purchase 46,875 share of common stock granted during the twelve months ended December 31, 2012. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of December 31, 2013 and 2012, was 4.7 years and 2.9 years, respectively. The total estimated fair value of stock options vested during the twelve months ended December 31, 2013 and 2012 was approximately $80,000 and $406,000, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2013 and 2012 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. At December 31, 2013 and 2012, there was approximately $81,000 and $94,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.6 years and 1.0, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the twelve months ended December 31, 2013 and 2012, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

Non-vested stock option activity for the year ended December 31, 2013 is as follows:

	Non-Vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	202,206	$0.65
Granted	6,400,000	$0.02
Forfeited/cancelled	(119,499)	$2.65
Released/vested	(2,195,124)	$0.14
Outstanding at December 31, 2013	4,287,583	$0.02

Options outstanding at December 31, 2013 are summarized as follows:

	Options Outstanding			Vested Options
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.03 - $0.11	6,412,500	4.9	$0.03	2,145,750	$0.03
$0.40 - $0.75	41,495	3.0	$0.63	41,495	$0.63
$1.92 - $3.48	124,238	2.0	$2.41	103,405	$2.46
$4.00 - $7.40	40,000	0.6	$5.15	40,000	$5.15
$0.03 - $7.40	6,618,233	4.8	$0.11	2,330,650	$0.24

14. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. The fair value of the warrants decreased to zero as of December 31, 2013 and we recognized a $9 favorable non-cash adjustment from the change in fair value of these warrants for the twelve months ended December 31, 2013.

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

On December 19, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a (i) convertible note in the principal amount of $250,000 that matures December 19, 2015 and (ii) five- year warrant (with a cashless exercise feature under certain circumstances) to purchase 6,250,000 shares of our common stock at an exercise price of $0.02, subject to adjustment under certain circumstances. See Note 9 for further discussion of the issuance of the convertible note.

The following table summarizes the Warrant activity for the twelve months ended December 31, 2013 and 2012:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	4,106,016	$3.57
Issued	—	—
Exercised	(472,222)	(0.60)
Cancelled/expired	(235,749)	(40.32)
Outstanding at December 31, 2012	3,398,045	1.36
Issued	6,250,000	0.02
Exercised	—	—
Cancelled/expired	—	—
Outstanding at December 31, 2013	9,648,045	$0.49

The majority of our warrants outstanding are not exercisable for six months from the date of issuance and are exercisable for either 4½ years or 5 years thereafter. Our outstanding warrants expire on various dates between December 2014 and December 2018.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	December 31, 2013
Fair value of embedded derivatives	—	—	$177,927	$177,927
Total	$—	$—	$177,927	$177,927

Liabilities	Level 1	Level 2	Level 3	December 31, 2012
Fair value of common stock warrant liability	$—	$—	$9	$9
Accrued rent related to office closures	—	—	8,657	8,657
Total	$—	$—	$8,666	$8,666

On August 30, 2013, November 25, 2013 and December 19, 2013, we entered into securities purchase agreements relating to the sale and issuance of convertible notes in the principal amounts of $200,000, $200,000 and $250,000. Each of the Convertible Notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. The terms of the convertible notes meet the criteria for the bifurcation of an embedded derivative. Therefore, we recorded the fair value of the embedded derivative liability as of the issuance date for each of the convertible notes for an aggregate fair value of $243,889.

A discussion of the valuation techniques used to measure fair value for the common stock warrants is in Note 14. The accrued rent relates to a non-cash charge for the closure of our Anaheim, California location, calculated by discounting the future lease payments to their present value using a risk-free discount rate from 0.6%. The accrued rent is included within liabilities of discontinued operations and long-term liabilities of discontinued operations in our consolidated balance sheets.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the twelve months ended December 31, 2013:
	Other Liabilities*	Common Stock Warrant Liability	Embedded Derivative on Convertible Notes	Total Level 3
Beginning balance – January 1, 2013	$8,657	$9	$—	$8,666
Issuances	—	—	243,889	243,889
Total realized and unrealized gains or losses	43	(9)	(65,962)	(65,928)
Repayments	(8,700)	—	—	(8,700)
Transfers out of level 3 upon exercise or conversion	—	—	—	—
Ending balance – December 31, 2013	$—	$—	$177,927	$177,927

*           Represents the estimated fair value of the office closures included in accrued and other long-term liabilities.

16. Income Taxes

During the years ended December 31, 2013, 2012 and 2011, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax assets.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31,	December 31,
	2013	2012
Tax at federal statutory rate	$(967,000)	$(2,936,000)
State taxes, net of federal benefit	(160,000)	(454,000)
Research and development credits	(12,000)	—
Fair market value of warrants & derivatives	(22,000)	142,000
Stock based compensation	29,000	145,000
Other permanent items	1,000	(7,000)
Valuation allowance	1,131,000	3,110,000
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and credit carryforwards	$29,431,000	$27,874,000
Stock-based compensation	1,193,000	1,190,000
Accruals	558,000	976,000
Basis difference for fixed assets and intangibles	174,000	190,000
Total gross deferred tax assets	31,356,000	30,230,000
Valuation allowance	(31,356,000)	(30,230,000)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  We established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At December 31, 2013, we had useable net operating loss carryforwards of approximately $73.2 million for federal and $71.0 million for state income tax purposes available to offset future taxable income expiring through 2033 for both federal and California.  At December 31, 2013, we had useable research and development credits of approximately $361,000 for federal and $231,000 for California.  The federal credits expire through 2032 and the state credits have no expiration.  The net change in the valuation allowance during the years ended December 31, 2013 and 2012 was an increase of approximately $1,100,000 primarily due to current year losses.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income, which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation.  Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation.  Due to these "change in ownership" provisions, utilization of the net operating loss and periods.  The company has not concluded its analysis of Section 382 through December 31, 2013 but believes that these provisions will not limit the availability of losses to offset future income.

On January 1, 2007, the Company adopted ASC Topic 740—Income Taxes (“ASC 740”) FASB ASC 740, Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). Due to net operating loss and research credit carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examinations. The Company classifies interest and penalties recognized pursuant to Interpretation 48 as part of income tax expense. No interest or penalties related to unrecognized tax benefits have been accrued for the year ended December 31, 2013.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	2013	2012
Balance, beginning of year	$140,000	$136,000
Additions based on tax positions related to the current year	—	—
Additions for tax positions related to prior years	7,000	4,000
Reductions for tax positions related to prior years	—	—
Balance, end of year	$147.000	$140.000

In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $121,000 and $128,000 at December 31, 2012 and 2013, respectively, of unrecognized tax benefits would impact the effective rate, if recognized.

17. Commitments and Contingencies

Westinghouse License

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On August 23, 2013, the license agreement with Westinghouse, Inc. was terminated.

Operating Leases

The lease on our Campbell, California corporate office and San Jose, California warehouse facility was month-to-month during 2013. Total rent paid for continuing operations amounted to approximately $203,000 for each of the years ended December 31, 2013 and 2012, respectively. Our corporate office lease terminated as of December 31, 2013, and effective January 1, 2014, we consolidated our executive offices with our warehouse premises. Our warehouse lease agreement expires on February 28, 2015.

Litigation

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2013, Suntech has not sought to enforce its judgment. As of December 31, 2013, we have included in accounts payable in our Consolidated Balance Sheets a balance due to Suntech America of $946,438.

On February 21, 2014  ASC Recap filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida (the “Court”) an amended  complaint and demand for payment of the debt it acquired from one of our creditors.  On February 26, 2014, we entered  into a Settlement Agreement and Stipulation with ASC Recap LLC that was filed with the Court pursuant to which we agreed, subject to court approval,  to issue shares of our common stock in a Section 3(a) (10) proceeding that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of $1,027,705 that ASC Recap acquired form one Creditor (the value of the stock that we  agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASC paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor).  We are awaiting court approval of the settlement.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

 18. Concentration of Risk in Customer and Supplier Relationships

Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2013, Suntech has not sought to enforce its judgment. As of December 31, 2013, we have included in accounts payable in our Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (Tianwei), a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the twelve months ended December 31, 2013 and 2012, four customers have accounted for significant revenues, varying by period, to our company: Sustainable Environmental Enterprises (SEE), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain, and Lennar Corporation (Lennar), a leading national homebuilder. For the twelve months ended December 31, 2013 and 2012, the percentages of sales to SEE, Lennar, Lennox and Lowe’s are as follows:

	Year Ended December 31,
	2013	2012

Sustainable Environmental Enterprises	52.8%	7.5%
Lennox International Inc.	2.5%	30.1%
Lowe’s Companies, Inc.	6.9%	7.7%
Lennar Corporation	0.0%	8.8%

SEE accounted for approximately $499,000 or 86.7% of our gross accounts receivable as of December 31, 2013. As of the date hereof, the $499,000 receivable from SEE is past due. SEE has indicated that the past-due payment is late due to a processing delay of a rebate owed to it from the State of Louisiana and expects that full payment will be made in a few weeks upon its receipt of the rebate.  Notwithstanding, no assurance can be given by us as to when a rebate will be issued to SEE by the State of Louisiana or as to when or to what extent payment will be received by us if it isn’t issued timely. We had no receivable balance from Lennox, Lowe's or Lennar as of December 2013. Lennox and Lowe’s accounted for 5.9% and 4.0%, respectively, of our gross accounts receivable as of December 31, 2012. We had no receivable balance for SEE or Lennar as of December 31, 2012.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 25% and 36% of accounts payable as of and December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, accounts payable included amounts owed to our top three vendors of approximately $1.1 million and $960,000, respectively.

19. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved the 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. In 2011, we began making matching contributions equal to 10% of the employee contribution. For the years ended December 31, 2013 and 2012, there was no accrual relating to this matching contribution.

20. Subsequent Events

On January 22, 2014, we entered into a Settlement of Potential Claims Agreement with ASC Recap LLC (ASC). Pursuant to the Agreement, ASC has offered to purchase (and in one (1) case has already purchased) approximately $3.7 million of our prior debt owed to four creditors (Creditors) for past due services at a substantial discount to face value to which we have agreed to issue to ASC certain shares of our common stock in a §3(a)(10) 1933 Act proceeding. The shares of our common stock that we have agreed to issue to ASC in full payment for, and as a release of any debt it purchases from the Creditors, is anticipated to have, upon issuance, a market value equal to approximately 25% of the principal amount of our outstanding debt. In the case of the debt ASC already purchased from one (1) Creditor, the value of the stock that we have agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASC paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor. The stock to be issued by us and the purchase of the debt by ASC of the remaining three Creditors is subject to the acceptance of offers by the Creditors.

On January 23, 2014, we entered into a new Equity Purchase Agreement with Southridge Partners II, LP (Southridge), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on November 25, 2013 (the “Prior Equity Purchase Agreement”).  The terms of the new Equity Purchase Agreement are identical to those of the Prior Equity Purchase Agreement other than that the New Equity Purchase Agreement provides that the Agreement may not be amended by either party. Pursuant to the New Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the New Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the New Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with an institutional investor on December 19, 2013. The convertible note bears interest at the rate of 8% per annum compounded annually, is payable at maturity and the principal and interest outstanding under the convertible note are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. See Note 9 for further description of this note payable.

On February 21, 2014  ASC Recap filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida (the “Court”) an amended  complaint and demand for payment of the debt it acquired from one of our creditors.  On February 26, 2014, we entered  into a Settlement Agreement and Stipulation with ASC Recap LLC that was filed with the Court pursuant to which we agreed, subject to court approval,  to issue shares of our common stock in a Section 3(a) (10) proceeding that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of  $1,027,705 that ASC Recap acquired form one Creditor (the value of the stock that we  agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASC paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor).  We are awaiting court approval of the settlement.

On February 25, 2014, we entered into a securities purchase agreement with a certain institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and (ii) five- year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02, subject to adjustment under certain circumstances.  The convertible note bears interest at the rate of 8% per annum compounded annually, is payable at maturity and the principal and interest outstanding under the convertible note are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to us fulfilling certain conditions, including beneficial ownership limits, the convertible note is subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible note equals or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible note can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended December 31, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control. Based on our evaluation under the framework in Internal Control, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table contains information with respect to our current executive officers and directors.

Name	Age	Position
Margaret Randazzo	46	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Edward L. Bernstein	61	Chairman of the Board of Directors

Mark L. Kalow	58	Director

Ron Kenedi	65	Director

Edward Roffman	64	Director

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

Margaret Randazzo, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Ms. Randazzo became the Company’s Chief Executive Officer on May 7, 2012 and a director on November 9, 2011. Ms. Randazzo is also the Company’s Chief Financial Officer beginning in December 2009, after serving as the Company’s Controller since the end of 2008. The Board’s Nominating and Corporate Governance Committee decided that Ms Randazzo should serve on the Company’s Board based on her personal and professional qualities, including her proven integrity, sound judgment, achievements in business, business understanding, and her familiarity with and understanding of the Company’s business. Ms Randazzo brings to the Board significant executive leadership, operational experience, achievements in financial and accounting matters, an overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face which make her an ideal board candidate. Ms. Randazzo began her career as a manager in the Audit and Business Advisory Division of Arthur Andersen LLP in Dallas. In 1996, she joined the Fort Worth Star-Telegram as a financial planning manager and in 1998, was named vice president and chief financial officer of the Star-Telegram. In 2001, Randazzo joined the Star-Telegram's corporate parent, Knight Ridder, and held positions of increasing responsibility at the company, including vice president and controller and special assistant to the president. In 2006, upon the McClatchy Company's acquisition of Knight Ridder, Ms. Randazzo was named president and publisher of The Modesto Bee and had oversight of the Merced Sun-Star. Ms. Randazzo earned a bachelor's of business administration degree in accounting from the University of Oklahoma and is a certified public accountant in the state of Texas.

Ed Bernstein, Director.   Mr. Bernstein has been a director since September 2010.   Mr. Bernstein has been a director since August 2010. The Board’s Nominating and Corporate Governance Committee decided that Mr. Bernstein should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business, business understanding, and available time to dedicate to the role. Mr. Bernstein brings to the Board significant executive leadership, operational experience and strong corporate governance expertise through his prior business experience and his prior service on the board of other public companies. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies. From April 2008 until March 6, 2013, Mr. Bernstein had been the CEO and of Propell Corporation and he also served as a director of Propell from April 2008 until July 1, 2013, an e-commerce provider he cofounded that enables schools and nonprofits to sell merchandise online for fundraising and other programs.  Mr. Bernstein is also co-founder of Creekside LLC, a private technology consulting company. From April 2002 to October 2006 Mr. Bernstein served as Chief Executive Officer and co-founder of PhotoTLC, Inc.  Mr. Bernstein also co-founded Palladium Interactive, Inc., and was an officer of Broderbund Software, Inc., and The Software Toolworks, Inc. (later renamed Mindscape, Inc.).

Mark Kalow, Chairman of the Board of Directors. Mr. Kalow has been a director since December 2011 and was appointed as Lead Independent Director on May 8, 2012 and Chairman of the Board on November 6, 2013. Mr. Kalow is a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development; he also serves on the board of; SmartCloud, a provider of real-time reasoning solutions for mission critical environments; Rope Partner, a wind energy service company; Geary LSF, an e-marketing services company; Propell Technologies Group, a developer of enhanced oil recovery technology (OTC: PROP); Dogfish Software, a software services provider; Pure Depth, a display technology licensing company; ACDgo, a digital media and storage software and services company; the Tannery Arts Center in Santa Cruz, CA and the Anna Mahler International Association, an arts organization in Spoleto Italy. His prior service on the board of other public companies has provided him with a strong corporate governance expertise and an understanding of the proper role and function of the Board. From Oct. 1999 to Sept. 2003, Mr. Kalow served as a Managing Director for the Venture Capital Division of Trans Cosmos USA, a Japanese IT services company and strategic investor in U.S. rich media, CRM e-commerce and e-marketing companies. From September 1993 to July 1998, Mr. Kalow was COO and CFO of Live Picture Inc. (LPI), a digital imaging software company that he co-founded. He was CEO of LPI from November 1998 through June 1999.  Previously, Mr. Kalow held management positions at IBM and served as VP, Telecommunications Strategy at the Chase Manhattan Bank. Mr. Kalow holds a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and an MBA with a concentration in financial management from the University of Chicago. He attended Director’s College at Stanford Law School, June 2006.

Ron Kenedi, Director.   Mr. Kenedi has been a director since January 2011. The Board’s Nominating and Corporate Governance Committee decided that Mr. Kenedi should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role. Mr. Kenedi’s management roles with other solar energy companies and his expertise in the solar industry make him a valuable member of our Board. Mr. Kenedi is CEO of Solar Generation Network, a lead generation marketing company. He is also the President of Ron Kenedi Consulting. From 2002 through 2010, Mr. Kenedi served as vice president of Sharp Electronics Corporation’s Solar Energy Solutions Group. Mr. Kenedi was responsible for the establishment and expansion of Sharp’s North American solar division and played a key role in achieving several milestones in the solar arena. From 1999 to 2002, Mr. Kenedi was vice president of sales and marketing for Photocomm/Kyocera Solar. In this capacity, he created and developed the organization’s dealer network, and expanded Kyocera’s U.S. market share from 5 to 20 percent within two years.  Mr. Kenedi launched “SOLA in NOLA,” which supplied solar power systems to New Orleans communities impacted by Hurricane Katrina. Mr. Kenedi has served as a solar industry spokesperson and is a member of the Solar Energy Industry Association (SEIA), the California Solar Energy Industry Association (CALSEIA), the Arizona Solar Energy Industry Association (ARISEIA) and The International Solar Energy Society (ISEIA). In 1969, Mr. Kenedi earned a Bachelor of Arts (Magnum cum Laude), from the State University of New York at Stony Brook.

Edward Roffman, Director.   Mr. Roffman has been a director since August 2006. The Board’s Nominating and Corporate Governance Committee decided that Mr. Roffman should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, achievements in financial and accounting matters, absence of conflicts of interest, demonstrated sound judgment, overall business understanding, and available time to dedicate to the role. Mr. Roffman’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face make him an ideal board candidate. His familiarity with GAAP and Sarbanes Oxley provide him with the ability to understand and evaluate complex accounting issues. Since January 2012 Mr. Roffman served as Chief Financial Officer of Emerge Digital, Inc. Emerge is in the online video advertising business. Prior to Emerge, he served as the part-time Chief Financial Officer of Public Media Works, Inc. (October 2010 to October 2011) (Public Media Works was in the video rental business) and from January 2008 to December 2009, Mr. Roffman was the part-time Chief Financial Officer of Cryptic Studios, a developer of massively multiplayer video games. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. Mr. Roffman currently serves on the board of Caldera Pharmaceutical, Inc. (OTCBB). Caldera is a research and development company engaged in various aspects of drug discovery. The cornerstone of its business is its unique technology based on direct chemical analysis of protein-drug combinations by means of micro X-ray fluorescence. Mr. Roffman is a CPA with over 40 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.

There are no family relationships among our directors, nominees for director and executive officers.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth certain information about the compensation paid, earned or accrued for services rendered to us in all capacities for the years ended December 31, 2013 and 2012 by our President, Chief Executive Officer, and Chief Financial Officer and our other most highly compensated executive officers (our “Named Executive Officers”). We did not have any other executive officers in the year ended December 31, 2012 that were paid or earned compensation in excess of $100,000 for services rendered during such years.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	All Other Compensation		Total

Margaret Randazzo, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2013	$216,563	$9,430	$—	$1,200	(2)	$227,193
	2012	$212,652	$10,633	$—	$1,899	(3)	$225,184

(1)
The amounts in this column represent the aggregate grant date fair values of the restricted stock and the option awards granted to the executive in each of the years in accordance with stock compensation accounting. See “Stock Incentive Plan” footnote in the Notes to our Consolidated Financial Statements for the year ended December 31, 2013, for a discussion of all assumptions made by us in determining the valuation of the equity awards.

(2)	Represents reimbursement for cell phone expense.
(3)	Represents reimbursement of medical insurance.

Outstanding Equity Awards at Year-End

The following table sets forth certain information relating to equity awards outstanding as of December 31, 2013 for the Named Executive Officer.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (2) (#)	Market Value of Shares or Units that Have Not Vested (2) ($)
Margaret Randazzo	02/01/2009	12,500	—	$7.40	01/31/2014	—	—
	12/04/2009	18,750	—	$4.00	12/03/2014	—	—
	07/26/2010	18,750	—	$0.87	07/26/2015	—	—
	07/26/2010	—	—	$—	—	1,250	31
	02/15/2011	41,667	20,833	$2.16	02/14/2016	—	—
	03/01/2012	—	—	$—	02/14/2016	—	—
	11/06/2013	833,250	1,666,750	$0.03	11/05/2018	937,500	23,438

(1)	Options granted vest over a three-year period beginning on each anniversary of the date of grant.
(2)	Unless otherwise indicated, restricted stock vests as to one-fourth of the shares over a four-year vesting period beginning on each anniversary of the date of grant.

Option Exercises and Stock Vested

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during the year ended December 31, 2013 for each Named Executive Officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Margaret Randazzo	—	$—	314,375	$9,430

Employment Agreements and Post Termination Compensation

On May 7, 2012, Margaret Randazzo was appointed as the Company’s interim chief executive officer, president, and secretary. She also continued in her capacity as the chief financial officer. In connection with her appointment as the Company’s interim CEO, the Company entered into an employment agreement pursuant to which the Company will pay Ms. Randazzo an annual gross salary of $225,000 until December 31, 2012 or the earlier closing of the Merger, upon which a reasonably acceptable successor position will be agreed upon between the parties, with a salary of not less than $225,000 on an annual basis, and a target bonus not less than 45% of the base salary. In addition to Ms. Randazzo’s salary as interim CEO, she was also eligible to participate in the Company’s bonus program (with a target bonus of $100,000, of which 50% would be payable in stock of the Company or a successor employer (valued at the VWAP (Volume Weighted Average Price) for the 10 trading days preceding the consummation of the Merger) and 50% would be payable in cash in the last payroll distribution of December 2012), plus health and other benefits programs. There was no bonus paid to Ms. Randazzo’s for the year ended December 31, 2013, due to the Company’s limited financial resources. On July 18, 2013 the Company terminated its Merger Agreement with CBD and thus, Ms. Randazzo’s employment agreement is no longer in effect.

Director Compensation

In addition to reimbursement for reasonable expenses incurred in the performance of their duties as directors, including participation on the Board of Directors and its committees during 2013, we compensated our non-employee directors as follows:

●
We granted options to purchase 975,000 shares of common stock under the Company’s Stock Plan, which vest annually over three year period, with first one-third vesting on date of grant and second and third vestings occurring on November 6, 2014 and November 6, 2015, respectively.

All grants of options to purchase common stock and restricted common stock received by non-employee directors for services as a Board member are made subject to forfeiture in the event of termination of service on the Board.

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards Aggregate Fair Value	Stock Option Awards Aggregate Fair Value (1)	Total
Edward L. Bernstein	$—	$—	$16,051	$16,051
Mark L. Kalow	$1,808	$—	$16,051	$17,859
Ron Kenedi	$—	$—	$16,051	$16,051
Edward Roffman	$1,808	$—	$16,051	$17,859

(1)
The amounts in this column represent the aggregate grant date fair values of the restricted stock granted to the director during the year ended December 31, 2013 in accordance with stock compensation accounting. See “Stock Incentive Plan” footnote in the Notes to our Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2013, for a discussion of all assumptions made by us in determining the valuation of the equity awards.

On November 6, 2013, the Company issued to each non-employee director an option exercisable for 975,000 shares of our common stock, vesting over a three year period, one-third on the date of grant and one-third on each of November 6, 2014 and November 6, 2015. Additionally, on November 6, 2013, the Chairman of the Board and the Audit Committee Chairman will each receive an annual fee of $12,000, paid quarterly.

Committees of the Board of Directors and Meeting Attendance

The Company has standing Nominating and Corporate Governance, Audit, and Compensation Committees of the Board of Directors.

The Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee (the “Nominating Committee”) is comprised of Messrs. Bernstein, Kalow, Kenedi and Roffman. The Nominating Committee of the Board of Directors performs the functions typical of a nominating committee, including: (i) developing and recommending corporate governance principles and procedures applicable to the Board of Directors and the Company’s employees; (ii) recommending committee composition and assignments; (iii) identifying individuals qualified to become directors; (iv) recommending director nominees; (v) recommending whether incumbent directors should be nominated for re-election to the Board of Directors and (vi) reviewing the adequacy of the Nominating Committee charter.

The Audit Committee. The Audit Committee is comprised of Messrs. Bernstein, Kalow, and Roffman. Our Board has designated Mr. Roffman our audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K and the Chairman of the Audit Committee.  The Audit Committee of the Board of Directors has the authority and responsibility to select, evaluate and, when appropriate, replace the company’s independent registered public accounting firm. The Audit Committee monitors the activities of the Company’s external auditors, including the audit scope, the external audit fees, auditor independence matters and the extent to which the independent auditors may be retained to perform advisory services. The Audit Committee also reviews the results of the external audit work to assess the adequacy and appropriateness of the Company’s financial and accounting controls. The Audit Committee reviews changes in accounting standards that impact the Company’s financial statements and discusses with management major events, including legal matters and tax audits, which may have significant financial impact or are the subject of discussions with the independent auditors. In addition, the Audit Committee oversees the Company’s internal audit and compliance programs.

The Compensation Committee. The Compensation Committee is comprised of Messrs. Bernstein, Kalow and Roffman. The Compensation Committee administers the Company’s Stock Plan, including the review and grant of stock options and restricted stock to officers, directors and other employees under the Stock Plan. The Compensation Committee also reviews and approves various other Company compensation policies and matters, and reviews and approves salaries and other matters relating to compensation of the executive officers of the Company. The Compensation Committee reviews and approves on an annual basis the corporate goals and objectives with respect to the compensation for the Company’s Chief Executive Officer and other executive officers. The Committee evaluates at least once a year the Chief Executive Officer and other executive officers’ performance in light of these established goals and objectives and based upon these evaluations shall recommend to the full Board the Chief Executive Officer and other executive officers’ annual compensation, including salary, bonus, incentive and equity compensation. The Compensation Committee develops and periodically assesses the Compensation Committee’s compensation policies applicable to the Company’s executive officers and directors, including the relationship of corporate performance to executive compensation. The Compensation Committee reviews and recommends to the Board appropriate director compensation programs for service as directors, committee chairs and committee members.

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth certain information, as of February 28, 2014, with respect to the beneficial ownership of our common stock by: (i) each holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group.  The Company's issued and outstanding voting securities at the close of business on February 28, 2014, consisted of 145,593,791 shares of common stock.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, each entity or person listed below maintains an address of c/o Andalay Solar, Inc., 1071 Ringwood Ave., Unit C, San Jose, CA  95131.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission.  The information is not necessarily indicative of beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March, 2014 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership	Percent of Class (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	(3)	15,936,093	9.99%
Edward L. Bernstein	(4)	471,333	*
Mark Kalow	(5)	406,552	*
Ron Kenedi	(6)	482,076	*
Ed Roffman	(7)	488,845	*
Margaret Randazzo	(8)	2,217,275	1.5%
All Executive officers (as defined by Rule 3b-7 of the Securities and Exchange Act of 1934) and directors as a group (5 persons, including the executive officer and directors names above)		4,066,081	2.8%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the stockholders is c/o Andalay Solar, Inc. 2071 Ringwood Ave., Unit C, San Jose, CA 95131.
(2)
The applicable percentage of ownership for each beneficial owner is based on 145,593,791 shares of common stock outstanding as of February 28, 2014. In calculating the number of shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of common stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3)
Includes 2,168,936 shares of common stock, as reported in Schedule 13 G/A dated February 28, 2013, and 13,767,157 shares of common stock, in aggregate, that may be obtained upon conversion of outstanding Series D 8% Convertible Preferred Stock (“Series D Preferred”). The holder currently holds 650 shares of Series D Preferred, which, in aggregate, are convertible into 32,500,000 shares of common stock, convertible notes payable, which in the aggregate are convertible into 47,500,000 shares of common stock. The holder also holds warrants to purchase 11,250,000 shares of common stock at a price per share of $0.02, and warrants of other series, at various higher exercise prices, to purchase 2,678,437 shares of common stock. The terms of the Series D Preferred, the convertible notes payable and of each series of warrant, include provisions under which they are not convertible or exercisable if, upon conversion or exercise, the holder would then beneficially own in excess of 9.99% of the outstanding shares of common stock.

(4)
Includes 353,125 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of February 28, 2014.  Does not include 650,000 shares of nonqualified stock, half of which options which vest in November 2014 and the remainder vest in November 2015.

(5)
Includes 338,370 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of February 28, 2014. Does not include 650,000 shares of nonqualified stock, half of which  options which vest in  November 2014 and the remainder vest in November 2015

(6)
Includes 349,238 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of February 28, 2014. Does not include 650,000 shares of nonqualified stock, half of which  options which vest in  November 2014 and the remainder vest in November 2015

(7)
Includes 358,125 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of February 28, 2014. Does not include 650,000 shares of nonqualified stock, half of which  options which vest in  November 2014 and the remainder vest in November 2015

(8)
Includes 625,000 shares of restricted common stock and 933,250 shares of nonqualified stock options which are exercisable for shares of our common stock within 60 days of February 28, 2014. The restricted stock vests as to 312,500 shares in each of May and August of 2014 and options exercisable for 1,666,667 shares of nonqualified stock, half of which options which vest in November 2014 and the remainder vest in November 2015

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our current Board of Directors is comprised of Edward L. Bernstein, Mark L. Kalow, Ron Kenedi, Edward Roffman and Margaret Randazzo. Although our common stock is no longer listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market LLC.  The Board of Directors has determined that, other than Margaret Randazzo each of the current members of the Board is an “independent director.”  On May 8, 2012, Mr. Kalow was appointed “Lead Independent Director.” The Lead Independent Director was established to serve in a lead capacity to coordinate the activities of the other independent directors of the Board of Directors, as required. In the course of the Board of Director’s determination regarding the independence of each non-management director, it considered any transactions, relationships and arrangements as required by the applicable rules and regulations of the SEC.  On November 6, 2013, Mr. Kalow was appointed Chairman of the Board of Directors. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under the Marketplace Rules in the determination of such director’s independence.

Each member of the Audit Committee meets the independence requirements prescribed Section 10A of The Securities Exchange Act.

Our policy and procedure for the review, approval or ratification of any related party transaction is to present the proposed transaction approval to the appropriate Committee of our Board of Directors, depending upon the type of transaction – either the Compensation Committee for matters relating to compensation or services, the Audit Committee for general financial transactions, or the Corporate Governance Committee for matters relating to independence or potential conflicts of interest. Each of those Committees is comprised entirely of independent directors. In addition, any request for us to enter into a transaction with an executive officer, director or employee, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will review each such transaction for potential conflicts of interest or improprieties.

There were no relationships or related party transactions during the years ended December 31, 2013 or 2012 requiring disclosure.

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company by such persons, the Company believes that during fiscal 2013 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics and Corporate Governance

The Company adopted a Code of Business Conduct and Ethics (the “Code”) on July 18, 2007 that applies to all of the Company’s directors and employees, including its chief executive officer and chief financial officer. The purpose of the Code is to, among other things, focus the Company’s directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize the Company’s culture of integrity, respect and accountability. The full text of the Code is posted on the investor relations section of our website at http://ir.andalaysolar.com/Governance.cfm. A printed copy of the Code may also be obtained free of charge by writing to Andalay Solar, Inc., 2071 Ringwood Avenue, Unit C, San Jose, CA  95131, Attention: Legal Department. The Company intends to disclose any amendment to or waiver from, a provision of the Code by posting such information on its web site.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us by BPM for the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$72,000	$72,000
Audit-Related Fees (2)	48,000	48,000
Tax Fees	—	—
All Other Fees (3)	10,500	14,000
Total	$134,500	$134,000

(1)	Comprised of the audit of our annual financial statements.
(2)	Comprised of the reviews of our quarterly financial statements.
(3)	Comprised of the reviews of our registration statements and the audit of our 401(k) plan and other audit-related consultation services.

The Audit Committee reviews and pre-approves all proposed audit and non-audit engagements and related fees of BPM. In addition, any audit and non-audit fees for newly proposed professional services to be provided by BPM that arise during the year, or changes to previously approve BPM work, are reviewed and approved in advance of commencement of such services by the Audit Committee at their regularly scheduled meetings throughout the year. Should a situation arise that requires approval between meetings, the Audit Committee has delegated authority to its Chairman to authorize such pre-approval and to report on same at the following regularly scheduled meeting. The Audit Committee has the authority to grant pre-approval of audit and non-audit services to one or more designated members of the Audit Committee who are independent directors. Any such delegation shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Description

2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Registrant (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

2.2
Agreement and Plan of Merger, dated May 7 2012, by and among the Registrant, CBD Energy Limited and CBD-WS Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 9, 2012)

2.3
Amendment No. 1 to Waiver Agreement, by and among Capital Anstalt, Registrant, and CBD Energy Limited, dated as of September 21, 2012 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 27, 2012)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 3, 2006)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our Quarerly Report on Form 10-Q filed on July 30, 2010)

3.5
Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on May 10, 2011)

3.6
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

3.7	Certificate of Amendment to the Certificate of Designation (incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on August 24, 2011)

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

3.9
Certificate of Amendment of the Certificate of Designation of Preferences, Rights and Limitations of the Series B 4% Convertible Preferred Stock, dated as of October 18, 2012 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

3.10
Form of Certificate of Designation of Preferences, Rights, and Limitations of Series D 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2013)

3.11	Amendment to Certificate of Incorporation of the Registrant, dated September 19, 2013 (incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K filed on September 5, 2013)

3.12
Correction to amendment to Certificate of Incorporation of the Registrant, dated September 20, 2013 (incorporated by referenced to Exhibit 3.2 to our Current Report on Form 8-K filed on September 5, 2013)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.3	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)

4.4	Form of Series I Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 17, 2010)

4.5	Form of Series J Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 8, 2010)

4.6	Form of Series K Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2011)

4.7	Form of Series L Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 17, 2011)

4.8		Form of Series M Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 28, 2011)

4.9		Form of Note issued to Alpha Capital Anstalt dated August 30, 2013 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-k filed on September 5, 2013)

4.10		Loan and Security Agreement by and among the Registrant, Alpha Capital Anstalt and Collateral Services, LLC dated as of September 30, 2013. (incorporated by referenced to Exhibit 4.1 to our Current Report on Form 8-K filed on September 23, 2013)

4.11		Form of Note issued to Alpha Capital Anstalt dated November 25, 2013 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on November 25, 2013)

4.12		Form of Convertible Note Due December 19, 2015 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on December 20, 2013)

4.13		Form of Warrant dated December 19, 2013 (incorporated by reference to Exhibit 4.2 of our current Report on Form 8-K filed on December 20, 2013)

4.14		Form of Convertible Note Due January 27, 2016 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on January 31, 2014)

4.15		Form of Convertible Note Due February 25,2014 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on February 28, 2014)

4.16		Form of Warrant dated February 25, 2014 (incorporated by reference to Exhibit 4.2 of our current Report on Form 8-K filed on February 28, 2014)

10.1	‡	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	‡
Restricted Stock Agreement, dated December 29, 2006, between the Registrant and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7		Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.8	‡	Second Amendment to the 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

10.9
Standard Industrial/Commercial Single-Tenant Lease – Net, dated September 30, 2002, between Mattiuz Children’s Trust and the Company, as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, dated August 11, 2006 (the “August 2006 8-K/A”))

10.10		Securities Purchase Agreement, dated March 8, 2007, between the Registrant and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.11
Securities Purchase Agreement, dated May 25, 2007, between the Registrant and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 4, 2007)

10.12		Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated June 4, 2007)

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Registrant and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Security Purchase Agreement by and among the Registrant and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Securities Purchase Agreement by and amongthe Registrant and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.16	‡	Third Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.17
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.18
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.19
Master Assignment and Assumption Agreement by and among the Regsitrant, Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.20
Supply and Warranty Agreement by and between the Registrant and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.21	µ
Supply agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009 (incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K/A filed on June 14, 2011)

10.22	µ	License Agreement by and among Akeena Solar, Inc. and Andalay Electric Corporation, dated on January 1, 2010.

10.23
Business Financing Agreement by and among the Registrant its subsidiaries and Bridge Bank, National Association, dated February 15, 2011. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-K filed on March 2, 2011)

10.24
Securities Purchase Agreement by and among the Regsitrant and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among the Registrant and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26
Securities Purchase Agreement by and among the Regsitrant and the Purchaser (as defined therein), dated as of August  16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2011)

10.27
Securities Purchase Agreement by and among the Regsitrant and the Purchaser (as defined therein), dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011)

10.28
Securities Purchase Agreement by and among  the Registrant and the CBD Energy Limited, dated as of December 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2012)

10.29	‡	Employment Agreement between the Registrant and Margaret Randazzo, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 14, 2012)

10.30
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of August 14, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2012)

10.31
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 18, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012)

10.32
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of February 15, 2013. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2013)

10.33
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 5, 2013)

10.34
Loan and Security Agreement by and among Alpha Capital Anstalt, the Registrant and Collateral Services, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2013)

10.35	‡	Fourth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.36	‡	Fifth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.37		Consulting Agreement dated February 20, 2013, by and between SC Advisors, Inc. (incorporated by reference to Exhibit 10.37 to our Form S-1 filed on January 24, 2014)

10.38
Equity Purchase Agreement dated November 25, 2013 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhbit 10.2 to our Current Report on Form 8-K filed on November 25, 2013)

10.39		Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of November 25, 2013 (incorporated by reference to Exhbit 10.1 to our Current Report on Form 8-K filed on November 25, 2013)

10.40		Form of Securities Purchase Agreement by and among Andalay Solar, Inc. and the Purchaser thereto, dated as of December 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2013)

10.41		Equity Purchase Agreement dated January 23, 2014 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2014)

10.42		Registration Rights Agreement dated January 23, 2014, by and between Southridge Partner II, LP and Andalay Solar, Inc. (incorporated by reference to Exhbit 10.2 to our Current Report on Form 8-K filed on January 24, 2014)

10.43		Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of January 27, 2014 (incorporated by reference to Exhbit 10.1 to our Current Report on Form 8-K filed on January 31, 2014)

10.44		Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of February 25, 2014 (incorporated by reference to Exhbit 10.1 to our Current Report on Form 8-K filed on February 28, 2014)

10.45	*	Settlement Agreement and stipulation by and among the Registrant and ASC Recap LLC, dated as of February 26, 2014

21.1	*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 29, 2013)

23.1	*	Consent of Independent Registered Public Accounting Firm Burr Pilger Mayer, Inc.*

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

*	Filed herewith

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

Dated: March 7, 2014

ANDALAY SOLAR, INC.

/s/ Margaret R. Randazzo
Margaret R. Randazzo
Director, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 7, 2014.

Signature	Title

/s/ Margaret R. Randazzo	Director, Chief Executive Officer
Margaret R. Randazzo	(Principal Financial and Accounting Officer)

/s/ Edward L. Bernstein	Director
Edward L. Bernstein

/s/ Mark L. Kalow	Director
Mark L. Kalow

/s/ Ron Kenedi	Director
Ron Kenedi

/s/ Ed Roffman	Director
Ed Roffman

Exhibit Index

Description

2.1
Agreement of Merger and Plan of Reorganization, dated August 11, 2006, by and among Fairview Energy Corporation, Inc., ASI Acquisition Sub, Inc. and Registrant (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated August 11, 2006 (the “August 2006 8-K”))

2.2
Agreement and Plan of Merger, dated May 7 2012, by and among the Registrant, CBD Energy Limited and CBD-WS Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 9, 2012)

2.3
Amendment No. 1 to Waiver Agreement, by and among Capital Anstalt, Registrant, and CBD Energy Limited, dated as of September 21, 2012 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 27, 2012)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 3, 2006)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our Quarerly Report on Form 10-Q filed on July 30, 2010)

3.5
Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State on April 6, 2011 (incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on May 10, 2011)

3.6
Certificate of Designation of Preferences, Rights and Limitations with respect to Series B 4% Convertible Preferred Stock (the “Certificate of Designation”), as filed on February 17, 2011 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 17, 2011)

3.7	Certificate of Amendment to the Certificate of Designation (incorporated by reference to Exhibit 3(i) to our Current Report on Form 8-K filed on August 24, 2011)

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series C 8% Convertible Preferred Stock, as filed on February 17, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

3.9
Certificate of Amendment of the Certificate of Designation of Preferences, Rights and Limitations of the Series B 4% Convertible Preferred Stock, dated as of October 18, 2012 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 19, 2012)

3.10
Form of Certificate of Designation of Preferences, Rights, and Limitations of Series D 8% Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2013)

3.11	Amendment to Certificate of Incorporation of the Registrant, dated September 19, 2013 (incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K filed on September 5, 2013)

3.12
Correction to amendment to Certificate of Incorporation of the Registrant, dated September 20, 2013 (incorporated by referenced to Exhibit 3.2 to our Current Report on Form 8-K filed on September 5, 2013)

4.1	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

4.2	Form of Series E/F/G Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2009)

4.3	Form of Securities Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on October 22, 2009)

4.4	Form of Series I Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 17, 2010)

4.5	Form of Series J Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 8, 2010)

4.6	Form of Series K Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 17, 2011)

4.7	Form of Series L Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 17, 2011)

4.8		Form of Series M Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 28, 2011)

4.9		Form of Note issued to Alpha Capital Anstalt dated August 30, 2013 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-k filed on September 5, 2013)

4.10		Loan and Security Agreement by and among the Registrant, Alpha Capital Anstalt and Collateral Services, LLC dated as of September 30, 2013. (incorporated by referenced to Exhibit 4.1 to our Current Report on Form 8-K filed on September 23, 2013)

4.11		Form of Note issued to Alpha Capital Anstalt dated November 25, 2013 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on November 25, 2013)

4.12		Form of Convertible Note Due December 19, 2015 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on December 20, 2013)

4.13		Form of Warrant dated December 19, 2013 (incorporated by reference to Exhibit 4.2 of our current Report on Form 8-K filed on December 20, 2013)

4.14		Form of Convertible Note Due January 27, 2016 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on January 31, 2014)

4.15		Form of Convertible Note Due February 25,2014 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on February 28, 2014)

4.16		Form of Warrant dated February 25, 2014 (incorporated by reference to Exhibit 4.2 of our current Report on Form 8-K filed on February 28, 2014)

10.1	‡	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	‡
Restricted Stock Agreement, dated December 29, 2006, between the Registrant and Edward Roffman (incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed with the SEC on March 29, 2007)

10.7		Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 to the August 2006 8-K)

10.8	‡	Second Amendment to the 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-KSB filed with the SEC on March 19, 2008)

10.9
Standard Industrial/Commercial Single-Tenant Lease – Net, dated September 30, 2002, between Mattiuz Children’s Trust and the Company, as amended by First Addendum to Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 26, 2004, Second Addendum Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 30, 2005 and Third Addendum to Standard Industrial/Commercial Single-Tenant Lease, dated July 7, 2006 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K/A, dated August 11, 2006 (the “August 2006 8-K/A”))

10.10		Securities Purchase Agreement, dated March 8, 2007, between the Registrant and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the March 8, 2007 8-K)

10.11
Securities Purchase Agreement, dated May 25, 2007, between the Registrant and the purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 4, 2007)

10.12		Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated June 4, 2007)

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Registrant and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Security Purchase Agreement by and among the Registrant and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Securities Purchase Agreement by and amongthe Registrant and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.16	‡	Third Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.17
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.18
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.19
Master Assignment and Assumption Agreement by and among the Regsitrant, Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.20
Supply and Warranty Agreement by and between the Registrant and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.21	µ
Supply agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009 (incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K/A filed on June 14, 2011)

10.22	µ	License Agreement by and among Akeena Solar, Inc. and Andalay Electric Corporation, dated on January 1, 2010.

10.23
Business Financing Agreement by and among the Registrant its subsidiaries and Bridge Bank, National Association, dated February 15, 2011. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-K filed on March 2, 2011)

10.24
Securities Purchase Agreement by and among the Regsitrant and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among the Registrant and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26
Securities Purchase Agreement by and among the Regsitrant and the Purchaser (as defined therein), dated as of August  16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2011)

10.27
Securities Purchase Agreement by and among the Regsitrant and the Purchaser (as defined therein), dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011)

10.28
Securities Purchase Agreement by and among  the Registrant and the CBD Energy Limited, dated as of December 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2012)

10.29	‡	Employment Agreement between the Registrant and Margaret Randazzo, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 14, 2012)

10.30
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of August 14, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2012)

10.31
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 18, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012)

10.32
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of February 15, 2013. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2013)

10.33
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of August 30, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 5, 2013)

10.34
Loan and Security Agreement by and among Alpha Capital Anstalt, the Registrant and Collateral Services, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2013)

10.35	‡	Fourth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.36	‡	Fifth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.37		Consulting Agreement dated February 20, 2013, by and between SC Advisors, Inc. (incorporated by reference to Exhibit 10.37 to our Form S-1 filed on January 24, 2014)

10.38
Equity Purchase Agreement dated November 25, 2013 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhbit 10.2 to our Current Report on Form 8-K filed on November 25, 2013)

10.39		Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of November 25, 2013 (incorporated by reference to Exhbit 10.1 to our Current Report on Form 8-K filed on November 25, 2013)

10.40		Form of Securities Purchase Agreement by and among Andalay Solar, Inc. and the Purchaser thereto, dated as of December 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2013)

10.41		Equity Purchase Agreement dated January 23, 2014 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2014)

10.42		Registration Rights Agreement dated January 23, 2014, by and between Southridge Partner II, LP and Andalay Solar, Inc. (incorporated by reference to Exhbit 10.2 to our Current Report on Form 8-K filed on January 24, 2014)

10.43		Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of January 27, 2014 (incorporated by reference to Exhbit 10.1 to our Current Report on Form 8-K filed on January 31, 2014)

10.44		Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of February 25, 2014 (incorporated by reference to Exhbit 10.1 to our Current Report on Form 8-K filed on February 28, 2014)

10.45	*	Settlement Agreement and stipulation by and among the Registrant and ASC Recap LLC, dated as of February 26, 2014

21.1	*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 29, 2013)

23.1	*	Consent of Independent Registered Public Accounting Firm Burr Pilger Mayer, Inc.*

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

*	Filed herewith

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