Form 10-Q
period 2014-03-31
Andalay Solar, Inc.
filed 2014-05-14
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

Andalay Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2071 Ringwood Ave. Unit C, San Jose, CA	95131
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2014, 193,164,132 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Andalay Solar, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash	$258,961	$150,081
Accounts receivable, net	528,768	567,523
Other receivables	200,002	21,378
Inventory	940,183	786,636
Prepaid expenses and other current assets	231,119	317,510
Total current assets	2,159,033	1,843,128
Property and equipment, net	8,934	13,854
Patents, net	1,216,365	1,244,712
Other assets, net	156,956	163,711
Assets of discontinued operations – long-term	200,000	200,000
Total assets	$3,741,288	$3,465,405

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,436,887	$4,199,511
Accrued liabilities	84,232	89,730
Accrued warranty	347,490	344,990
Credit facility	500,000	500,000
Capital lease obligations – current portion	—	299
Derivative liability – embedded conversion feature	402,108	177,927
Current portion of long-term debt	86,910	129,839
Convertible notes – short-term	150,000	60,000
Liabilities of discontinued operations	952,609	967,928
Total current liabilities	5,960,236	6,470,224

Convertible notes, less current portion (net of discount)	730,638	382,084
Total liabilities	6,690,874	6,852,308

Commitments and contingencies (Note 17)

Series C convertible redeemable preferred stock, $0.001 par value; 87 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	163,998	163,998

Series D convertible redeemable preferred stock, $0.001 par value; 570 and 860 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	539,736	858,565

Stockholders’ deficit:
Series B convertible redeemable preferred stock, $0.001 par value; 0 and 467 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	146,224
Common stock, $0.001 par value; 500,000,000 shares authorized; 167,705,179 and 116,339,293 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	167,705	116,339
Additional paid-in capital	79,653,397	78,717,997
Accumulated deficit	(83,474,422)	(83,390,026)
Total stockholders’ deficit	(3,653,320)	(4,409,466)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,741,288	$3,465,405

 The accompanying notes are an integral part of these consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net revenue	$142,482	$81,194
Cost of goods sold	135,388	87,742
Gross profit (loss)	7,094	(6,548)
Operating expenses
Sales and marketing	63,384	300,395
General and administrative	604,164	711,424
Total operating expenses	667,548	1,011,819
Loss from continuing operations	(660,454)	(1,018,367)
Other income (expense)
Interest income (expense), net	(77,085)	(5,299)
Adjustment to the fair value of embedded derivatives	(101,551)	—
Adjustment to the fair value of common stock warrants	—	7
Settlement of prior debt owed	769,148	—
Total other income (expense), net	590,512	(5,292)
Loss before provision for income taxes and discontinued operations	(69,942)	(1,023,659)
Provision for income taxes	—	—
Net loss from continuing operations	(69,942)	(1,023,659)
Net income from discontinued operations, net of tax (Note 3)	—	2,925
Net loss	(69,942)	(1,020,734)
Preferred stock dividend	(14,454)	(53,220)
Preferred deemed dividend	—	(270,000)
Net loss attributable to common stockholders	$(84,396)	$(1,343,954)

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)	$(0.04)

Weighted average shares used in computing loss per common share:	131,428,001	33,051,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at January 1, 2014	87	$163,998	860	$858,565	467	$146,224	116,339,293	$116,339	$78,717,997	$(83,390,026)	$(4,409,466)
Issuance of common stock pursuant to registration statement	—	—	—	—	—	—	15,499,999	15,500	284,500	—	300,000
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(467)	(146,224)	21,020,015	21,020	125,204	—	—
Conversion of Series D Convertible Redeemable preferred stock to common stock	—	—	(290)	(318,829)	—	—	14,500,000	14,500	304,329	—	318,829
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	473,878	474	13,980	(14,454)	—
Placement agent and registration fees and other direct costs	—	—	—	—	—	—	—	—	(36,616)	—	(36,616)
Convertible note embedded derivative and warrants: accretion of note to face value	—	—	—	—	—	—	—	—	170,767		170,767
Grants of restricted stock, net of forfeitures and upon exercise or expiration of warrants	—	—	—	—	—	—	(128,006)	(128)	(2,586)	—	(2,714)
Stock-based compensation	—	—	—	—	—	—	—	—	75,822		75,822
Net loss	—	—	—	—	—	—	—	—	—	(69,942)	(69,942)
Balance at March 31, 2014	87	$163,998	570	$539,736	—	$—	167,705,179	$167,705	$79,653,397	$(83,474,422)	$(3,653,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Andalay Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(69,942)	$(1,020,734)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,920	10,666
Amortization	28,347	27,740
Bad debt expense	4,492	32,578
Unrealized (gain) loss on fair value adjustment of common stock warrants	—	(7)
Unrealized (gain) loss on fair value of embedded derivatives	101,551	—
Accretion of interest on convertible note	25,964	—
Non-cash stock-based compensation expense	75,822	2,226
Non-cash settlement of prior debt owed	(769,148)	—
Accrued interest payable	15,987	—
Changes in assets and liabilities:
Accounts receivable	34,263	201,511
Other receivables	(178,624)	92,561
Inventory	(153,547)	52,686
Prepaid expenses and other current assets	86,391	95,686
Assets of discontinued operations – short term	—	6,001
Other assets	6,755	(12,390)
Accounts payable	96,524	101,132
Accrued liabilities and accrued warranty	(2,998)	52,967
Liabilities of discontinued operations	(15,319)	(18,809)
Net cash used in operating activities	(708,562)	(375,968)
Cash flows from financing activities
Borrowing on convertible notes payable	600,000	—
Repayment notes payable	(42,929)	—
Repayments on capital lease obligations	(299)	(1,215)
Proceeds from convertible redeemable preferred stock offering	—	325,000
Proceeds from issuance of common stock	300,000	—
Payment of placement agent and registration fees and other direct costs	(36,616)	(54,066)
Employee taxes paid for vesting of restricted stock	(2,714)	(280)
Net cash provided by financing activities	817,442	269,439
Net increase (decrease) in cash	108,880	(106,529)
Cash
Beginning of period	150,081	127,385
End of period	$258,961	$20,856

Supplemental cash flows disclosures:
Cash paid during the period for interest	$20,254	$5,300
Supplemental disclosure of non-cash financing activity:
Conversion of preferred stock to common stock	$465,053	$911,043
Embedded derivative on convertible note issued	$122,630	$—
Grant of warrants on issue of convertible note	$170,767	$—
Preferred deemed dividend	$—	$270,000
Preferred stock dividends paid in common stock	$14,454	$53,220
Preferred stock issued for payment of financial advisor fees	$—	$30,000
Convertible note issued to financial advisor	$90,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Andalay Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Westinghouse Solar, Inc. and Akeena Solar, Inc., for the years ended December 31, 2013 and 2012 appearing in our Form 10-K. The March 31, 2014 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

On May 7, 2012, we entered into a merger agreement with CBD Energy Limited, an Australian corporation (“CBD”). We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion had been repeatedly delayed, and the necessary registration statement had yet to be completed and filed. The uncertainty resulted in a disruption in our supply relationships, leading to a significant decline in our revenue and the implementation of significant cost reductions including the layoff of employees during the time we pursued the merger. Given the continued delays and uncertainty of whether and when the closing conditions for the merger as set for in the merger agreement would be satisfied, we terminated the merger agreement with CBD effective July 18, 2013. We are committed to focus our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities.

Our Corporate headquarters is located at 1071 Ringwood Ave. Unit C, San Jose, CA  95131. Our telephone number is (408) 402-9400. Additional information about Andalay Solar is available on our website at http://www.andalaysolar.com. The information on our web site is not incorporated herein by reference.

2. Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. We have incurred net losses and negative cash flows from operations for the quarter ended March 31, 2014 and for each of the years ended December 31, 2013 and 2012. During recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of March 31, 2014, we had approximately $259,000 in cash on hand.  We intend to address ongoing working capital needs through sales of remaining inventory, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

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

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. There is uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Securities Purchase Agreement

On February 25, 2014, we entered into a securities purchase agreement with a certain institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and (ii) five- year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances.  On March 18, 2014, we issued under the Securities Purchase Agreement we entered into with the institutional investor on February 25, 2014 a (i) convertible note in the principal amount of $300,000 that matures March 18, 2016 and (ii) five –year warrant (with a cashless exercise feature under certain circumstances) to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances.  The convertible notes bears interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to us fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equals or exceeds $0.04 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

Equity Purchase Agreement

On January 23, 2014, we entered into a new Equity Purchase Agreement with Southridge Partners II, LP (Southridge), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on November 25, 2013 (the “Prior Equity Purchase Agreement”).  The terms of the new Equity Purchase Agreement are identical to those of the Prior Equity Purchase Agreement other than that the New Equity Purchase Agreement provides that the Agreement may not be amended by either party. Pursuant to the New Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the New Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the New Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and the remaining $200,000 on April 16, 2014. We issued a total of 15,000,000 shares of our common at an average price of $0.02 per share pursuant to the terms of the Equity Credit Agreement. We have 20 million shares remaining under our effective Form S-1 and available pursuant to the terms of our Equity Purchase Agreement following our initial take-down.

Settlement of Potential Claims Agreement

On January 22, 2014, we entered into a Settlement of Potential Claims Agreement with ASC Recap LLC (ASCR). Pursuant to the Agreement, ASCR has offered to purchase (and in one (1) case has already purchased) approximately $3.7 million of our prior debt owed to four creditors (Creditors) for past due services at a substantial discount to face value to which we have agreed to issue to ASCR certain shares of our common stock in a §3(a)(10) 1933 Act proceeding. The shares of our common stock that we have agreed to issue to ASCR in full payment for, and as a release of any debt it purchases from the Creditors, is anticipated to have, upon issuance, a market value equal to approximately 25% of the principal amount of our outstanding debt. In the case of the debt ASCR already purchased from one (1) Creditor, we entered into a Settlement Agreement and Stipulation on February 26, 2014 that was filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida pursuant to which we agreed, subject to court approval, to issue shares of our common stock that generate proceeds in the amount of $250,000 in full settlement of the claim in the amount of $1,027,705 that ASCR acquired from one Creditor (the value of the stock that we have agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASCR paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor), resulting in a gain on settlement of $770,856, net of expenses. On March 24, 2014, the Circuit Court of the Second Judicial Circuit, Leon County, Florida, approved the §3(a)(10) 1933 Act proceeding and Settlement Agreement and Stipulation and in April 2014, we issued 8,079,800 shares of common stock at an average price of $0.031 for the full settlement of the agreement with ASCR. The stock to be issued by us and the purchase of the debt by ASCR of the remaining three Creditors is subject to the acceptance of offers by the Creditors.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments and, as of March 31, 2014 and December 31, 2013, there were no cash equivalents.

Accounts Receivable

Accounts receivable consist of trade receivables. We regularly evaluate the collectibility of our accounts receivable. An allowance for doubtful accounts is maintained for estimated credit losses, and such losses have historically been minimal and within our expectations. We consider a number of factors when estimating credit losses, including the aging of a customer’s account, creditworthiness of specific customers, historical trends and other information.

Discontinued Operations

Discontinued operations are presented and accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 360, “Impairment or Disposal of Long-Lived Assets,” (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $347,000 at March 31, 2014 and $345,000 at December 31, 2013, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	March 31, 2014	December 31, 2013
Beginning accrued warranty balance	$344,990	$329,680
Reduction for labor payments and claims made under the warranty	—	(4,400)
Accruals related to warranties issued during the period	2,500	19,710
Ending accrued warranty balance	$347,490	$344,990

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $953,000 as of March 31, 2014 and $968,000 as of December 31, 2013 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 10.75 years as of March 31, 2014, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2013 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Andalay Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, and consist of the following:

Assets of discontinued operations:	March 31, 2014	December 31, 2013
Security deposit – escrow account for installation jobs	$200,000	$200,000
Total assets of discontinued operations	$200,000	$200,000

Liabilities of discontinued operations:	March 31, 2014	December 31, 2013
Accrued warranty	$952,609	$967,928
Total current liabilities	$952,609	$967,928

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

4. Accounts Receivable

Accounts receivable consists of the following:
	March 31, 2014	December 31, 2013
Trade accounts	$536,645	$575,375
Less: Allowance for bad debts	(7,391)	(2,899)
Less: Allowance for returns	(486)	(4,953)
	$528,768	$567,523

The following table summarizes the allowance for doubtful accounts as of March 31, 2014 and December 31, 2013:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Three months ended March 31, 2014	$2,899	$4,492	$—	$7,391
Year ended December 31, 2013	$108,750	$92,224	$(198,325)	$2,899

5. Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Finished goods	$891,297	$654,970
Work in process	48,886	131,666
	$940,183	$786,636

Included in inventory as of March 31, 2014 is a $2,000 credit related to a pricing adjustment from a supply agreement. Included in inventory as of December 31, 2013, is a $5,000 credit related to a pricing adjustment from a supply agreement.

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

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	March 31, 2014	December 31, 2013
Office equipment	$436,051	$436,051
Leasehold improvements	123,278	123,278
Vehicles	17,992	17,992
	577,321	577,321
Less: Accumulated depreciation and amortization	(568,387)	(563,467)
	$8,934	$13,854

Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $5,000 and $11,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	March 31, 2014	December 31, 2013
Accrued salaries, wages, benefits and bonus	$48,161	$45,456
Sales tax payable	382	4,409
Accrued accounting and legal fees	26,192	—
Customer deposit payable	998	580
Accrued interest	2,975	6,288
Other accrued liabilities	5,524	32,997
	$84,232	$89,730

8. Convertible Notes Payable and Credit Facility

Convertible Notes payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with the same institutional accredited investors relating the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with an accredited investor on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the same accredited investor related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we issued a convertible note in the principal amount of $300,000 that matures March 18, 2016 under the Securities Purchase Agreement we entered into with an accredited investor on February 25, 2014. In connection with the issuance of the March 18, 2013 convertible note, we also issued 7,500,000 warrants to purchase shares of our common stock at a price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

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

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the current quarter. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our Condensed Consolidated Statements of Operations. We recognized a non-cash charge for the three months ended March 31, 2014 of $102,000 on a total of six convertible notes.

In addition, the relative fair value of the warrants issued in the December 2013 convertible note issuance of $250,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 149.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $109,000 is being accreted to interest using the effective interest method. The relative fair value of the warrants issued in the February 2014 convertible note issuance of $200,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 169.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $101,000 is being accreted to interest using the effective interest method. The relative fair value of the warrants issued in the March 2014 convertible note issuance of $300,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 168.8, a risk free interest rate of 0.8% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $154,000 is being accreted to interest using the effective interest method.

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31 and November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

Below is a table showing the convertible notes payable, the beneficial conversion feature and fair value of the warrants as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Convertible notes payable cash proceeds	$1,250,000	$650,000
Convertible notes payable issued for financial advisory services	150,000	60,000
Less: Derivative liability	(366,519)	(243,889)
Less: Relative fair value of warrants	(224,390)	(53,623)
Accreted interest	47,853	21,889
Accrued interest	23,694	7,707
Convertible notes payable, net	880,638	442,084
Less current portion	(150,000)	(60,000)
	$730,638	$382,084

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of March 31, 2014, the balance outstanding under our line of credit was $500,000.

9. Stockholders’ Equity

We have 501,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of March 31, 2014, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, all of which have been converted or cancelled and none of which remain outstanding, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, all of which have been converted, (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, of which 87 shares remain outstanding, and (iv) 1,150 shares of our Series D 8% Convertible Preferred Stock, par value $0.001, of which 570 shares remain outstanding.

On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and the remaining $200,000 on April 16, 2014. We issued a total of 15,000,000 shares of our common at an average price of $0.02 per share pursuant to the terms of the Equity Credit Agreement. We have 20 million shares remaining under our effective Form S-1 and available pursuant to the terms of our Equity Purchase Agreement following our initial take-down.

Pursuant to the terms of our Equity Credit Agreement, a placement fee of 1 million shares of unregistered common stock was due to Southridge pursuant to the terms of the Equity Credit Agreement. As of March 31, 2014, we issued 500,000 shares of unregistered common stock due upon the declaration of effectiveness of our Form S-1/A by the Securities and Exchange Commission of our Form S-1/A. In April 2014, we issued the remaining 500,000 shares of unregistered common stock to Southridge upon the completion of our initial take-down request under the Equity Credit Agreement. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

10. Convertible Redeemable Preferred Stock and Preferred Deemed Dividend

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

As a result of the January 24, 2013 draw down notice, the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the conversion price of the Series C Preferred was further reduced from $0.05 per share of common stock to $0.03 per share. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there are 87 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion price of the Series C Preferred was further reduced from $0.03 per share of common stock to $0.02 per share.

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

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 50,000,000 shares and there were 46,844,651 shares available for issuance under the Stock Plan as of March 31, 2014.

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

We recognized stock-based compensation expense of approximately $166,000 and $2,000 during the three months ended March 31, 2014 and 2013, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan. Stock-based compensating expense for the three months ended March 31, 2014, included $90,000 related to the issuance of convertible notes for our financial advisor.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2014:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance as of January 1, 2014	1,890,952	$0.05
Granted	—	$—
Forfeited/cancelled	—	$—
Released/vested	(632,334)	$0.05
Outstanding and not vested as of March 31, 2014	1,258,618	$0.05

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of March 31, 2014 and December 31, 2013, there was approximately $43,000 and $71,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the three months ended March 31, 2014 and 2013, was approximately $13,000 and $665, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2014 and 2013, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2014:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding as of January 1, 2014	6,618,233	$0.11
Granted	—	$—
Forfeited/cancelled/expired	(12,500)	$(7.40)
Exercised	—	$—
Outstanding as of March 31, 2014	6,605,733	$0.10
Exercisable as of March 31, 2014	2,338,983	$0.22

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. There were no stock options issued during the three month period ended March 31, 2014.

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of March 31, 2014 and December 31, 2013, was 4.5 years and 4.7 years, respectively. The total estimated fair value of stock options vested during the three months ended March 31, 2014 and 2013 was approximately $29,000 and $29,000, respectively. The aggregate intrinsic value of stock options outstanding as of March 31, 2014 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of March 31, 2014 and December 31, 2013, there was approximately $91,000 and $81,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 1.6 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2014, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

During March 2009, in connection with an equity financing, we issued Series E Warrants to purchase 334,822 shares of common stock at an exercise price of $5.36 per share. The fair value of the warrants was estimated using Black-Scholes with the following weighted average assumptions: risk-free interest rate of 2.69%, an expected life of five years; an expected volatility factor of 112% and a dividend yield of 0.0%. The value assigned to these warrants was approximately $1.0 million, of which $1.0 million was reflected as common stock warrant liability with an offset to additional paid-in capital as of the offering close date. The fair value of the warrants decreased to zero as of December 31, 2013.

On December 19, 2013 and February 25, 2014, we entered into securities purchase agreements with certain institutional accredited investors relating to the sale and issuance of a (i) convertible notes in the principal amount of $250,000, $200,000 and $300,000 that mature on December 19, 2015, February 25, 2016 and March 19, 2016, respectively and (ii) five- year warrants (with a cashless exercise feature under certain circumstances) to purchase 6,250,000, 5,000,000 and 7,500,000 shares, respectively, of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. See Note 8 for further discussion of the issuance of the convertible note.

The following table summarizes the Warrant activity for the three months ended March 31, 2014:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2013	9,948,045	$0.49
Issued	12,500,000	0.02
Exercised	—	—
Cancelled/expired	—	—
Outstanding at March 31, 2014	22,148,045	$0.23

The majority of our warrants outstanding are not exercisable for six months from the date of issuance and are exercisable for either 4.5 years or 5 years thereafter. Our outstanding warrants expire on various dates between December 2014 and March 2019.

13. Earnings Per Share

On January 1, 2009, we adopted ASC 260 (formerly Financial Accounting Standards Board Staff Position (“FSP”) Emerging Issues Task Force (“EITF 03-6-1”) (“ASC 260”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260 (formerly Statement of  Financial Accounting Standards (“SFAS”) No. 128), Earnings Per Share.

In accordance with the ASC 260, basic net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the denominator for basic net income (loss) per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.

	Three Months Ended March 31,
	2014	2013
Basic:
Numerator:
Net loss	$(69,942)	$(1,020,734)
Preferred deemed dividend and preferred stock dividend	(14,454)	(323,220)
Less: Net loss attributable to common stockholders allocated to participating securities	960	1,041
	$(83,600)	$(1,343,164)
Denominator:
Weighted-average shares outstanding	132,940,312	33,076,981
Weighted-average unvested restricted shares outstanding	(1,512,311)	(25,618)
Denominator for net loss per share attributable to common stockholders	131,428,001	33,051,363

Basic net loss attributable to common stockholders per common share	$(0.00)	$(0.04)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	March 31, 2014	December 31, 2013
Stock options outstanding	6,605,733	5,368,233
Unvested restricted stock	1,258,618	1,890,952
Warrants to purchase common stock	22,148,045	9,648,045
Preferred stock convertible into common stock	32,833,350	68,353,582

14. Concentration of Risk

Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2014, Suntech has not sought to enforce its judgment. As of March 31, 2014, we have included in accounts payable in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three months ended March 31, 2014, four customers have accounted for significant revenues, varying by period, to our company: Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Lennox International Inc. (“Lennox”), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (“Lowe’s”), a nationwide home improvement retail chain, Helco Electrics (“Helco”) a full-service provider of electrical services in southern Oregon and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California. For the three months ended March 31, 2014, the percentages of sales to SEE, Lennox, Lowe’s, Helco and Shoreline are as follows:

	Three Months Ended March 31,
	2014	2013

Sustainable Environmental Enterprises	11.7%	—
Lennox International Inc.	0.4%	30.4%
Lowe’s Companies, Inc.	6.7%	2.3%
Helco Electrics	22.9%	—
Shoreline Electric	31.9%	—

SEE accounted for approximately $517,000 or 96.3% of our gross accounts receivable as of March 31, 2014. As of the date hereof, the $517,000 receivable from SEE is past due. SEE has indicated that the past-due payment is late due to a processing delay of a rebate owed to it from the State of Louisiana and expects that full payment will be made in a few weeks upon its receipt of the rebate.  Notwithstanding, no assurance can be given by us as to when a rebate will be issued to SEE by the State of Louisiana or as to when or to what extent payment will be received by us if it isn’t issued timely. Lowe’s accounted for approximately 0.4% of gross accounts receivable balance. We had no receivable balance from Lennox, Helco or Shoreline as of March 31, 2014 and we had no receivable balance from Lennox, Lowe’s, Helco or Shoreline as of December 31, 2013.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 28% and 25% of accounts payable as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, accounts payable included amounts owed to our top three vendors of approximately $976,000 and $1.1 million, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	March 31, 2014
Fair value of derivative liability – embedded conversion feature	—	—	$402,108	$402,108
Total	$—	$—	$402,108	$402,108

Liabilities	Level 1	Level 2	Level 3	December 31, 2013
Fair value of derivative liability – embedded conversion feature	—	—	$177,927	$177,927
Total	—	—	$177,927	$177,927

On August 30, 2013, November 25, 2013, December 19, 2013, January 27, 2014, February 25, 2014, and March 18, 2014 we entered into securities purchase agreements relating to the sale and issuance of convertible notes in the principal amounts of $200,000, $200,000, $250,000, $100,000, $200,000 and $300,000. Each of the Convertible Notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. The terms of the convertible notes meet the criteria for the bifurcation of an embedded derivative. Therefore, we recorded the fair value of the embedded derivative liability as of the issuance date for each of the convertible notes for an aggregate fair value of $366,519.

We use a model based on Monte Carlo simulation to value the embedded conversion feature of our notes payable that are subject to fair value liability accounting. The determination of the fair value as of the reporting date is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate. In addition, the model uses multiple Monte Carlo simulations requiring the input of an expected life for the securities for which we have estimated and expectations of the timing and amount of future financing we may require. The fair value of the embedded conversion feature liability is revalued each balance sheet date utilizing our Monte Carlo simulation-based model computations with the decrease or increase in fair value being reported in the statement of comprehensive loss as other income or expense, respectively. The primary factors affecting the fair value of the embedded conversion feature liability are our stock price and volatility. In addition, the use of a Monte Carlo simulation-based model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Our reported net loss was $84,000 for the three months ended March 31, 2014. If the closing stock price of our common stock had been 10% lower, our net loss would have been approximately $47,000 lower. If the closing stock price of our common stock had been 10% higher, our net loss would have been approximately $52,000 higher. If our volatility assumption on March 31, 2014 had been 10% lower, our net loss would have been approximately $35,000 lower and if our volatility assumption had been 10% higher, our net loss would have been approximately $21,000 higher.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014:

	Derivative Liability – Embedded Conversion Feature	Total Level 3
Beginning balance – January 1, 2014	$177,927	$177,927
Issuances	122,630	122,630
Total realized and unrealized gains or losses	101,551	101,551
Ending balance – March 31, 2014	$402,108	$402,108

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2014, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On February 21, 2014, ASCR filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida (the “Court”) an amended complaint and demand for payment of the debt it acquired from one of our creditors.  On February 26, 2014, we entered  into a Settlement Agreement and Stipulation with ASCR that was filed with the Court pursuant to which we agreed, subject to court approval,  to issue shares of our common stock in a Section 3(a) (10) proceeding that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of $1,027,705 that ASCR acquired form one Creditor (the value of the stock that we  agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASCR paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor), resulting in settlement of prior debt owed of $769,148.  On March 24, 2014, the Circuit Court of the Second Judicial Circuit, Leon County, Florida, approved the §3(a)(10) 1933 Act proceeding and Settlement Agreement and Stipulation and in April 2014, we issued 8,079,800 shares of common stock at an average price of $0.031 for the full settlement of the agreement with ASCR.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (“Suntech America”), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2014, Suntech has not sought to enforce its judgment. As of March 31, 2014, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438.

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

Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. As of March 31, 2014 and December 31, 2013, we had no deposits in excess of the Federal Deposit Insurance Corporation limit of $250,000.

Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2014, Suntech has not sought to enforce its judgment. As of March 31, 2014, we have included in accounts payable in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.
Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three months ended March 31, 2014, four customers have accounted for significant revenues, varying by period, to our company: Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Lennox International Inc. (“Lennox”), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (“Lowe’s”), a nationwide home improvement retail chain, Helco Electrics (“Helco”) a full-service provider of electrical services in southern Oregon and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California. For the three months ended March 31, 2014, the percentages of sales to SEE, Lennox, Lowe’s, Helco and Shoreline are as follows:

	Three Months Ended March 31,
	2014	2013

Sustainable Environmental Enterprises	11.7%	—
Lennox International Inc.	0.4%	30.4%
Lowe’s Companies, Inc.	6.7%	2.3%
Helco Electrics	22.9%	—
Shoreline Electric	31.9%	—

SEE accounted for approximately $517,000 or 96.3% of our gross accounts receivable as of March 31, 2014. As of the date hereof, the $517,000 receivable from SEE is past due. SEE has indicated that the past-due payment is late due to a processing delay of a rebate owed to it from the State of Louisiana and expects that full payment will be made in a few weeks upon its receipt of the rebate.  Notwithstanding, no assurance can be given by us as to when a rebate will be issued to SEE by the State of Louisiana or as to when or to what extent payment will be received by us if it isn’t issued timely. Lowe’s accounted for approximately 0.4% of gross accounts receivable balance. We had no receivable balance from Lennox, Helco or Shoreline as of March 31, 2014 and we had no receivable balance from Lennox, Lowe’s, Helco or Shoreline as of December 31, 2013.
We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 28% and 25% of accounts payable as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, accounts payable included amounts owed to our top three vendors of approximately $976,000 and $1.1 million, respectively.

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Three Months Ended March 31,
	2014		2013
Net revenue	$142,482	100.0%	$81,194	100.0%
Cost of goods sold	135,388	95.0%	87,742	108.1%
Gross profit (loss)	7,094	5.0%	(6,548)	(8.1)%
Operating expenses
Sales and marketing	63,384	44.5%	300,395	370.0%
General and administrative	604,164	424.0%	711,424	876.2%
Total operating expenses	667,548	468.5%	1,011,819	1,246.2%
Loss from continuing operations	(660,454)	(463.5)%	(1,018,367)	(1,254.3)%
Other income (expense)
Interest (expense), net	(77,085)	(54.1)%	(5,299)	(6.5)%
Adjustment to the fair value of embedded derivatives	(101,551)	(71.3)%	—	0.0%
Adjustment to the fair value of common stock warrants	—	0.0%	7	0.0%
Settlement of prior debt owed	769,148	539.8%	—	0.0%
Total other expense, net	590,512	414.4%	(5,292)	(6.5)%
Loss before provision for income taxes and discontinued operations	(69,942)	(49.1)%	(1,023,659)	(1,260.8)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(69,942)	(49.1)%	(1,023,659)	(1,260.8)%
Net income (loss) from discontinued operations, net of tax	—	0.0%	2,925	3.6%
Net loss	(69,942)	(49.1)%	(1,020,734)	(1,257.2)%
Preferred stock dividend	(14,454)	( )%	(53,220)	(35.7)%
Preferred deemed dividend	—	(506.2)%	(270,000)	(617.4)%
Net loss attributable to common stockholders	$(84,396)	(1,039.5)%	$(1,343,954)	(1,910.3)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)		$(0.04)

Weighted average shares used in computing loss per common share (basic and diluted)	131,428,001		33,051,363

Net revenue

We generate revenue from the sale of solar power systems. For the three months ended March 31, 2014, we generated $142,000 of revenue, an increase of $61,000, or 75.5%, compared to $81,000 of revenue for the three months ended March 31, 2013. The increase in revenue was due to an increase in watts sold, partially offset by a decrease in our average selling price per watt.

Cost of goods sold

Cost of goods sold as a percent of revenue for the three months ended March 31, 2014, was 95.0% of net revenue, compared to 108.1% for the three months ended March 31, 2013. Gross profit for the three months ended March 31, 2014 was $7,000, or 5.0% of revenue, compared to gross loss of $7,000 or 8.1% of revenue for the same period in 2013. The increase in gross margin in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, was due to lower solar module costs and lower inventory overhead allocations due to increase in revenue.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2014 were $63,000, or 44.5% of net revenue as compared to $300,000, or 370.0% of net revenue during the same period of the prior year. The $237,000 decrease in sales and marketing expenses for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to decreases in licensing fees owed to Westinghouse Electric Corporation of $250,000 and payroll and commission costs of $17,000, partially offset by an increase in stock compensation costs of $24,000. The decrease in licensing fees was due to the termination of the licensing agreement with Westinghouse Electric. The decrease in payroll costs was due to lower headcount.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2014 were $604,000, or 424.0% of net revenue as compared to $711,424, or 876.2% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the three months ended March 31, 2014 compared to the same period in 2013, was due primarily to a decline in legal and professional fees of $84,000, insurance costs of $42,000, research and development costs of $37,000, bad debt expense of $28,000 and rent expense of $27,000, partially offset by an increase in stock compensation expense of $139,000. The decrease in legal and professional fees was primarily due to legal fees incurred in the prior year associated with the merger. The decrease in insurance cost was due to a reduction in premium. The decrease in rent was due to the consolidation of our administrative offices with our warehouse and the decrease in research and development costs was due to lower prototype parts and material.

Interest, net

During the three months ended March 31, 2014, net interest expense was approximately $77,000 compared with net interest expense of $5,000 for the same period in 2013. The increase in interest expense was due to an increase in notes payable and convertible debt.

Adjustment to the fair value of embedded derivatives

During the three months ended March 31, 2014, we recorded mark-to-market adjustments to reflect the fair value of embedded derivatives, resulting in an unrealized loss of $102,000 in our condensed consolidated statements of operations.

Adjustment to the fair value of common stock warrants

During the three months ended March 31, 2013, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $7 in our condensed consolidated statements of operations.

Settlement of prior debt owed

During the three months ended March 31, 2014, we recorded a gain in other income of $769,000 as a result of a favorable settlement on a prior debt owed to a creditor.

Income taxes

During the three months ended March 31, 2014 and 2013, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the three months ended March 31, 2014 was $70,000, compared to a net loss from continuing operations of $1.0 million for the three months ended March 31, 2013.

Net income (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded net income of $2,000 from the discontinuance of our installation business segment for the three months ended March 31, 2013.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the three months ended March 31, 2014 and for each of the two years in the period ended December 31, 2013, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of March 31, 2014, we had approximately $259,000 in cash on hand.  We intend to address ongoing working capital needs through sales of products, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us increasing sales and obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as the Equity Purchase Agreement with Southridge and the loan and security agreement discussed below; however there can be no assurance that we will continue to meet the conditions necessary to be able to use the Equity Line under the Equity Purchase Agreement (described below) or the loan and security agreement (described below). Other than the Equity Line and the loan and security agreement described below, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

On January 22, 2014, we entered into a Settlement of Potential Claims Agreement (the “ASCR Agreement”) with ASC Recap LLC (ASCR), an entity affiliated with Southridge. Pursuant to the ASCR Agreement, ASCR has offered to purchase (and in one (1) case has already purchased) approximately $3.7 million of our prior debt owed to four creditors (“Creditors”) for past due services at a substantial discount to face value to which we have agreed to issue to ASCR certain shares of its common stock in a §3(a)(10) 1933 Act proceeding. The shares of common stock that we have agreed to issue to ASCR in full payment for, and as a release of any debt it purchases from the Creditors, is anticipated to have, upon issuance, a market value equal to approximately 25% of the principal amount of our outstanding debt. In the case of the debt ASCR already purchased from one (1) Creditor, we entered into a Settlement Agreement and Stipulation on February 26, 2014 that was filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida pursuant to which we agreed, subject to court approval,  to issue shares of our common stock that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of $1,027,705 that ASCR acquired form one Creditor (the value of the stock that we agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASCR paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor). On March 24, 2014, the Circuit Court of the Second Judicial Circuit, Leon County, Florida, approved the §3(a)(10) 1933 Act proceeding and Settlement Agreement and Stipulation and in April 2014, we issued 8,079,800 shares of common stock at an average price of $0.031 for the full settlement of the agreement with ASCR. The stock to be issued by us and the purchase of the debt by ASCR of the remaining three Creditors is subject to the acceptance of offers by the Creditors and court approval of the terms of the settlement.

Registration statement

On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and the remaining $200,000 on April 16, 2014. We issued a total of 15,000,000 shares of our common at an average price of $0.02 per share pursuant to the terms of the Equity Credit Agreement. We have 20 million shares remaining under our effective Form S-1 and available pursuant to the terms of our Equity Purchase Agreement following our initial take-down.

Convertible notes payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with the same institutional accredited investors relating the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with an accredited investor on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the same accredited investor related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the same accredited investor related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five –year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $.02. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

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

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the current quarter. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our Consolidated Statements of Operations. We recognized a non-cash charge for the three months ended March 31, 2014 of $102,000 on a total of six convertible notes.

In addition, the relative fair value of the warrants issued in the December 2013 convertible note issuance of $250,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 149.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $109,000 is being accreted to interest using the effective interest method. The relative fair value of the warrants issued in the February 2014 convertible note issuance of $200,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 169.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $101,000 is being accreted to interest using the effective interest method. . The relative fair value of the warrants issued in the March 2014 convertible note issuance of $300,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 168.8, a risk free interest rate of 0.8% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $154,000 is being accreted to interest using the effective interest method.

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31, November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of March 31, 2014, the balance outstanding under our line of credit was $500,000.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of March 31, 2014, we had approximately $259,000 in cash on hand.

Cash used in operating activities was approximately $709,000 for the three months ended March 14, 2014. Cash provided by operating activities was primarily due our net loss adjusted for non-cash items of $600,000, a $179,000 increase in other receivables and a $154,000 increase in inventory, partially offset by a $48,000 increase in accounts payable and an $86,000 decrease in prepaid expenses and other current assets and a $34,000 decrease in accounts receivable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by financing activities was approximately $817,000 for the three months ended March 31, 2014. During the three months ended March 31, 2014, we received $600,000 in proceeds from borrowings on long-term debt and $300,000 in proceeds from an equity offering, less $37,000 in payment of placement agent fees and payment of $48,000 in notes payable.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ended December 31, 2013 and 2012 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Patent costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 10.75 years as of March 31, 2014, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2013 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

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

Interest Rate Risk

As of March 31, 2014, we had $1.4 million borrowed under convertible notes, and $500,000 outstanding under a line of credit. Our convertible notes bears interest at a rate of 8% per year and our line of credit bears interest at a rate of 12% per year. The interest rate under these notes are fixed for the life of the agreements, therefore, any change in market interest rates will not have an impact on the amount of our interest expense.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended March 31, 2014

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

Litigation

On February 21, 2014  ASCR filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida (the “Court”) an amended  complaint and demand for payment of the debt it acquired from one of our creditors.  On February 26, 2014, we entered  into a Settlement Agreement and Stipulation with ASCR that was filed with the Court pursuant to which we agreed, subject to court approval,  to issue shares of our common stock in a Section 3(a) (10) proceeding that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of $1,027,705 that ASCR acquired form one Creditor (the value of the stock that we  agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASCR paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor).  On March 24, 2014, the Circuit Court of the Second Judicial Circuit, Leon County, Florida, approved the §3(a)(10) 1933 Act proceeding and Settlement Agreement and Stipulation and in April 2014, we issued 8,079,800 shares of common stock at an average price of $0.031 for the full settlement of the agreement with ASCR.

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2014, Suntech has not sought to enforce its judgment. As of March 31, 2014, we have included in our Condensed Consolidated Balance Sheets a balance due to Suntech America of 946,438.

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

For the quarter ended March 31, 2014, we had a net loss of $69,942 and for the years ended December 31, 2013 and 2012, we had a net loss of $2,830,047 and $8,622,393, respectively.  We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

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

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2013, Suntech has not sought to enforce its judgment. As of December 31, 2013, we have included in accounts payable on our Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., (“Tianwei”) a panel supplier located in China. We began receiving product from Tianwei in February 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter, but have been concentrated on a small number of large customers. During the last two years, four customers have accounted for a significant portion of our revenues: Sustainable Environmental Enterprises (SEE), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Lennox International Inc. (Lennox), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain, and Shoreline Electric, a provider of residential and commercial electric services in Southern California. The volume of orders from key customers is difficult to predict. Fluctuations in order levels from significant customers could cause our revenue levels to correspondingly fluctuate, and the failure by any significant customer to maintain anticipated order levels could cause our revenue to fall short of expectations and adversely affect our results of operations.

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

On August 23, 2013, we received formal notice of termination of our license agreement with Westinghouse Electric Corporation due to the non-payment of past due license fees. As of December 31, 2013, we owed Westinghouse $1,027,705. On January 22, 2014, we entered into a claim purchase and assignment agreement with Westinghouse Electric and ASC Recap LLC (ASCR) whereby ASCR purchased our debt owed to Westinghouse Electric Corporation at a substantial discount to the face value. While the Westinghouse trademark is an important, world-wide recognized brand, we believe the most important competitive factors relating to our products are their effectiveness, efficiency and consumer cost, i.e., price point, and ultimately to the extent the cost of the Westinghouse license becomes prohibitive, it negatively impacts our cost of goods sold. However, we do not have the ability to accurately estimate the true impact of the loss of the use of such trademark.   We have registered the “Andalay” trademark with the United States Patent and Trademark Office related to our panel technology. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“ASC 350”), we test intangible assets with indefinite useful lives for impairment on an annual basis, and on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. We also assess the fair value of our inventory and other tangible assets as of the end of each reporting period. During the year ended December 31, 2012, we recorded a $206,000 non-cash inventory write-down, which represented an adjustment to the carrying value of our older, smaller-format solar panels and older micro-inverter inventory to reflect the decline in market prices compared to our original cost, a $65,000 write-off of accumulated inventory overhead costs and a $112,000 non-cash inventory write-off of obsolete inventory. We may determine that further asset impairment charges are needed in the future. Although any such impairment charge would be a non-cash expense, further impairment of our tangible or intangible assets could materially increase our expenses and reduce our results of operations.

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. Since May 7, 2012, Margaret Randazzo, our Chief Financial Officer and a director, has acted as our Chief Executive Officer. On April 22, 2014, Steven Chan assumed the role as our Chief Executive Officer and President after Ms. Randazzo announced her resignation as our Chief Executive Officer and Chief Financial Officer effective June 30, 2014. There can be no assurance that we will be able to find a suitable candidate to fill the role of Chief Financial Officer  or that there will be a smooth transition. Changes in our key positions can be disruptive and could have a material adverse effect on our operations and business.

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

There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future including a successor CFO. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to secure and complete customer engagements and could harm our business.

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

On February 17, 2011, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series B 4% Convertible Preferred (“Series B Preferred”), and our Series K Warrants. On October 18, 2012, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we sold to such investors our Series C 8% Convertible Preferred (Series C Preferred). On February 15, 2013, we entered into a Securities Purchase Agreement with accredited investors pursuant to which we sold to such investors our Series D 8% Convertible Preferred Stock (Series D Preferred), and together with the Series B and C Preferred (the “Preferred Stock”).  The conversion price of the Preferred Stock is subject to adjustment downward in the event that we sell common stock (or securities convertible into or exercisable for shares of common stock) at an effective price below the conversion price of such Preferred Stock. If the price adjustment provisions are triggered, then the number of shares of common stock issuable upon conversion of the Preferred Stock are subject to increase.  On each of August 30, 2013 and November 25, 2013, we entered into a securities purchase agreement with a certain institutional accredited investor relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 and November 25, 2015, respectively, and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. On December 19, 2013, we entered into a securities purchase agreement with the same institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $250,000 that matures December 19, 2015, and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events and (ii) five-year warrant exercisable for 6,250,000 shares of common stock at an exercise price of $0.02 per share, subject to adjustment upon the happening of certain events.

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

On January 27, 2014 we entered into a securities purchase agreement with the same institutional accredited investor relating to the sale and issuance of a convertible note in the principal amount of $100,000 that matures January 27, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events.  On February 25, 2014, we entered into a securities purchase agreement with the same institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events and (ii) five- year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. On March 18, 2014, we issued under the Securities Purchase Agreement we entered into with the institutional investor on February 25, 2014 a (i) convertible note in the principal amount of $300,000 that matures March 18, 2016 and (ii) five –year warrant (with a cashless exercise feature under certain circumstances) to purchase 7,500,000 shares of our common stock at an exercise price of $.02 per share, subject to adjustment under certain circumstances.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 12, 2014, we had 193,164,132 shares of common stock outstanding (which includes 633,618 unvested shares of restricted stock granted to our directors and our employees), 350 shares of Series D Preferred that are convertible into 17,500,000 shares of common stock, and we had warrants to purchase 22,148,045 shares of common stock and options to purchase 15,605,733 shares of common stock outstanding.

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

If we fail to meet the new eligibility requirements of the OTC Market Group, we will no longer be eligible to have our common stock quoted on the OTCQB

If we fail to maintain a minimum bid price of $.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that will be gradually phased in over a one year period. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure requirements of the OTCQB and trading may be more difficult.

RISKS RELATING TO OUR COMPANY

The recently terminated Merger Agreement with CBD could have a material adverse effect on our business, results of operations, and financial condition.

On May 7, 2012, we entered into a merger agreement with CBD Energy Limited, an Australian corporation (“CBD”). We had originally targeted completion of the merger during the third quarter of 2012, however the target date for completion had been repeatedly delayed, and the necessary registration statement had yet to be completed and filed. The uncertainty resulted in a disruption in our supply relationships, leading to a significant decline in our revenue and the implementation of significant cost reductions including the layoff of employees during the time we pursued the merger. Given the continued delays and uncertainty of whether and when the closing conditions for the merger as set for in the merger agreement would be satisfied, we terminated the merger agreement with CBD effective July 18, 2013. We are now committed to focus our attention on rebuilding our core business, expanding our current product offerings and exploring strategic opportunities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of our Equity Credit Agreement, a placement fee of 1 million shares of unregistered common stock was due to Southridge pursuant to the terms of the Equity Credit Agreement. As of March 31, 2014, we issued 500,000 shares of unregistered common stock due upon the declaration of effectiveness of our Form S-1/A by the Securities and Exchange Commission of our Form S-1/A. In April 2014, we issued the remaining 500,000 shares of unregistered common stock to Southridge upon the completion of our initial take-down request under the Equity Credit Agreement. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

4.6		Form of Convertible Note Due January 27, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 31, 2014)

4.7		Form of Convertible Note due February 25, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 28, 2014)

4.8		Form of Warrant dated February 25, 2014 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 28, 2014)

4.9		Form of Convertible Note due March 18, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 19, 2014)

4.10		Form of Warrant dated March 18, 2014 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 19, 2014)

10.1
Equity Purchase Agreement dated as of January 23, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2014).

10.2
Registration Rights Agreement dated as of January 23, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 24, 2014).

10.3		Amendment dated January 27, 2014 to Securities Purchase Agreement dated as of December 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2014).

10.4
Form of Securities Purchase Agreement by and between Andalay Solar, Inc. and the Purchaser thereto, dated as of February 25, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28,, 2014).

31.1	*	Section 302 Certification of Principal Executive

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive

32.2	*	Section 906 Certification of Principal Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2014	/s/ Steve Chan
Steve Chan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2014	/s/ Margaret R. Randazzo
Margaret R. Randazzo
Director and Chief Financial Officer
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

4.6		Form of Convertible Note Due January 27, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 31, 2014)

4.7		Form of Convertible Note due February 25, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 28, 2014)

4.8		Form of Warrant dated February 25, 2014 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 28, 2014)

4.9		Form of Convertible Note due March 18, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 19, 2014)

4.10		Form of Warrant dated March 18, 2014 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 19, 2014)

10.1
Equity Purchase Agreement dated as of January 23, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2014).

10.2
Registration Rights Agreement dated as of January 23, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 24, 2014).

10.3		Amendment dated January 27, 2014 to Securities Purchase Agreement dated as of December 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2014).

10.4
Form of Securities Purchase Agreement by and between Andalay Solar, Inc. and the Purchaser thereto, dated as of February 25, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28,, 2014).

31.1	*	Section 302 Certification of Principal Executive

31.2	*	Section 302 Certification of Principal Financial Officer

32.1	*	Section 906 Certification of Principal Executive

32.2	*	Section 906 Certification of Principal Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.