Form 10-Q
period 2014-06-30
Andalay Solar, Inc.
filed 2014-08-12
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

Andalay Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2071 Ringwood Ave., Unit C, San Jose, CA	95008
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2014, 241,278,204 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Andalay Solar, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash	$92,621	$150,081
Accounts receivable, net	601,041	567,523
Other receivables	—	21,378
Inventory	923,268	786,636
Prepaid expenses and other current assets	134,740	317,510
Total current assets	1,751,670	1,843,128
Property and equipment, net	5,629	13,854
Patents, net	1,188,019	1,244,712
Other assets, net	146,980	163,711
Assets of discontinued operations – long-term	200,000	200,000
Total assets	$3,292,298	$3,465,405

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,108,410	$4,199,511
Accrued liabilities	105,274	89,730
Accrued warranty	352,916	344,990
Credit facility	500,000	500,000
Capital lease obligations – current portion	—	299
Derivative liability – embedded conversion feature	317,240	177,927
Current portion of long-term debt	43,631	129,839
Convertible notes – short-term	150,000	60,000
Liabilities of discontinued operations	931,773	967,928
Total current liabilities	5,509,244	6,470,224

Convertible notes, less current portion (net of discount)	810,213	382,084
Total liabilities	6,319,457	6,852,308

Commitments and contingencies (Note 17)

Series C convertible redeemable preferred stock, $0.001 par value; 0 and 87 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	163,998

Series D convertible redeemable preferred stock, $0.001 par value; 90 and 860 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	37,505	858,565

Stockholders’ deficit:
Series B convertible redeemable preferred stock, $0.001 par value; 0 and 467 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	146,224
Common stock, $0.001 par value; 500,000,000 shares authorized; 217,350,775 and 116,339,293 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	217,351	116,339
Additional paid-in capital	80,828,238	78,717,997
Accumulated deficit	(84,110,253)	(83,390,026)
Total stockholders’ deficit	(3,064,664)	(4,409,466)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,292,298	$3,465,405

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$306,919	$130,046	$449,401	$211,240
Cost of goods sold	296,640	151,726	432,028	239,468
Gross profit (loss)	10,279	(21,680)	17,373	(28,228)
Operating expenses
Sales and marketing	75,332	302,063	138,716	602,458
General and administrative	537,382	509,673	1,141,546	1,221,097
Total operating expenses	612,714	811,736	1,280,262	1,823,555
Loss from continuing operations	(602,435)	(833,416)	(1,262,889)	(1,851,783)
Other income (expense)
Interest income (expense), net	(113,874)	(64)	(190,959)	(5,363)
Adjustment to the fair value of embedded derivatives	84,868	—	(16,683)	—
Adjustment to the fair value of common stock warrants	—	2	—	9
Settlement of prior debt owed	—	420,000	769,148	420,000
Total other income (expense), net	(29,006)	419,938	561,506	414,646
Loss before provision for income taxes and discontinued operations	(631,441)	(413,478)	(701,383)	(1,437,137)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(631,441)	(413,478)	(701,383)	(1,437,137)
Net income from discontinued operations, net of tax (Note 3)	—	4,672	—	7,597
Net loss	(631,441)	(408,806)	(701,383)	(1,429,540)
Preferred stock dividend	(4,390)	(42,309)	(18,844)	(95,529)
Preferred deemed dividend	—	(104,000)	—	(374,000)
Net loss attributable to common stockholders	$(635,831)	$(555,115)	$(720,227)	$(1,899,069)

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted average shares used in computing loss per common share:	191,427,247	54,754,456	161,593,368	43,962,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance as of January 1, 2014	87	$163,998	860	$858,565	467	$146,224	116,339,293	$116,339	$78,717,997	$(83,390,026)	$(4,409,466)
Issuance of common stock pursuant to registration statement	—	—	—	—	—	—	33,614,947	33,615	716,385	—	750,000
Issuance of common stock upon conversion of note payable	—	—	—	—	—	—	3,157,172	3,157	59,237	—	62,394
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(467)	(146,224)	21,020,015	21,020	125,204	—	—
Conversion of Series C Convertible Redeemable preferred stock to common stock	(87)	(163,998)	—	—	—	—	4,333,350	4,333	159,665	—	163,998
Conversion of Series D Convertible Redeemable preferred stock to common stock	—	—	(770)	(821,060)	—	—	38,500,000	38,500	782,560	—	821,060
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	640,160	640	18,204	(18,844)	—
Placement agent and registration fees and other direct costs	—	—	—	—	—	—	—	—	(36,616)	—	(36,616)
Convertible note embedded derivative and warrants: accretion of note to face value	—	—	—	—	—	—	—	—	170,767		170,767
Grants of restricted stock, net of forfeitures and upon exercise or expiration of warrants	—	—	—	—	—	—	(254,162)	(253)	(5,996)	—	(6,249)
Stock-based compensation	—	—	—	—	—	—	—	—	120,831		120,831
Net loss	—	—	—	—	—	—	—	—	—	(701,383)	(701,383)
Balance as of June 30, 2014	—	$—	90	$37,505	—	$—	217,350,775	$217,351	$80,828,238	$(84,110,253)	$(3,064,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Andalay Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(701,383)	$(1,429,540)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,225	20,250
Amortization	56,693	55,647
Bad debt expense	4,492	72,578
Unrealized (gain) loss on fair value adjustment of common stock warrants	—	(9)
Unrealized (gain) loss on fair value of embedded derivatives	16,683	—
Accretion of interest on convertible note	79,866	—
Non-cash stock-based compensation expense	120,831	13,454
Non-cash settlement of prior debt owed	(769,148)	—
Accrued interest payable	44,696	—
Changes in assets and liabilities:
Accounts receivable	(38,010)	250,475
Other receivables	21,378	121,954
Inventory	(136,632)	167,524
Prepaid expenses and other current assets	182,770	166,307
Assets of discontinued operations – short term	—	10,896
Other assets	16,731	(19,108)
Accounts payable	(171,953)	323,795
Accrued liabilities and accrued warranty	23,470	(67,153)
Liabilities of discontinued operations	(36,155)	(39,241)
Net cash used in operating activities	(1,277,446)	(352,171)
Cash flows from financing activities
Borrowing on convertible notes payable	600,000	—
Proceeds from issuance of common stock	750,000	—
Repayment notes payable	(86,850)	—
Repayments on capital lease obligations	(299)	(2,447)
Proceeds from convertible redeemable preferred stock offering	—	500,000
Payment of placement agent and registration fees and other direct costs	(36,616)	(55,919)
Employee taxes paid for vesting of restricted stock	(6,249)	(302)
Net cash provided by financing activities	1,219,986	441,332
Net increase (decrease) in cash	(57,460)	89,161
Cash
Beginning of period	150,081	127,385
End of period	$92,621	$216,546

Supplemental cash flows disclosures:
Cash paid during the period for interest	$38,834	$5,363
Supplemental disclosure of non-cash financing activity:
Conversion of preferred stock to common stock	$1,31,282	$1,542,844
Embedded derivative on convertible note issued	$122,630	$—
Grant of warrants on issue of convertible note	$170,767	$—
Preferred deemed dividend	$—	$374,000
Preferred stock dividends paid in common stock	$18,844	$95,529
Preferred stock issued for payment of financial advisor fees	$—	$120,000
Conversion of convertible note to common stock	$62,394	$—
Convertible note issued to financial advisor in exchange for accounts payable	$150,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2014
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements of Andalay Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Westinghouse Solar, Inc. and Akeena Solar, Inc., for the years ended December 31, 2013 and 2012 appearing in our Form 10-K. The June 30, 2014 unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

2. Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. We have incurred net losses and negative cash flows from operations for the quarter ended June 30, 2014 and for each of the years ended December 31, 2013 and 2012. During recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of June 30, 2014, we had approximately $93,000 in cash on hand.  We intend to address ongoing working capital needs through sales of remaining inventory, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We expect to begin receiving product from Auxin in September 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

Equity Purchase Agreement

On January 23, 2014, we entered into a new Equity Purchase Agreement with Southridge Partners II, LP (Southridge), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on November 25, 2013 (the “Prior Equity Purchase Agreement”).  The terms of the new Equity Purchase Agreement are identical to those of the Prior Equity Purchase Agreement other than that the New Equity Purchase Agreement provides that the Agreement may not be amended by either party. Pursuant to the New Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the New Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the New Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On April 17, 2014, we issued 8,079,800 shares of our common stock in a Section 3(a) (10) proceeding that generated proceeds in the amount of $250,000 in full settlement of a claim (see Note 17. Commitments and Contingencies). On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Equity Purchase Agreement. We issued a total of 31,760,578 shares of our common stock at an average price of $0.02 per share pursuant to the terms of the Equity Purchase Agreement. We have approximately 3.2 million shares remaining under our effective Form S-1 and available pursuant to the terms of our Equity Purchase Agreement following our take-downs through August 11, 2014.

Settlement of Potential Claims Agreement

On January 22, 2014, we entered into a Settlement of Potential Claims Agreement with ASC Recap LLC (ASCR). Pursuant to the Agreement, ASCR has offered to purchase (and in one (1) case has already purchased) approximately $3.7 million of our prior debt owed to four creditors (Creditors) for past due services at a substantial discount to face value to which we have agreed to issue to ASCR certain shares of our common stock in a §3(a)(10) 1933 Act proceeding. The shares of our common stock that we have agreed to issue to ASCR in full payment for, and as a release of any debt it purchases from the Creditors, is anticipated to have, upon issuance, a market value equal to approximately 25% of the principal amount of our outstanding debt. In the case of the debt ASCR already purchased from one (1) Creditor, we entered into a Settlement Agreement and Stipulation on February 26, 2014 that was filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida pursuant to which we agreed, subject to court approval, to issue shares of our common stock that generate proceeds in the amount of $250,000 in full settlement of the claim in the amount of $1,027,705 that ASCR acquired from one Creditor (the value of the stock that we have agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASCR paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor), resulting in a gain on settlement of $769,148, net of expenses. On March 24, 2014, the Circuit Court of the Second Judicial Circuit, Leon County, Florida, approved the §3(a)(10) 1933 Act proceeding and Settlement Agreement and Stipulation and in April 2014, we issued 8,079,800 shares of common stock at an average price of $0.031 for the full settlement of the agreement with ASCR. The stock to be issued by us and the purchase of the debt by ASCR of the remaining three Creditors is subject to the acceptance of offers by the Creditors.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments and, as of June 30, 2014 and December 31, 2013, there were no cash equivalents.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $353,000 as of June 30, 2014 and $345,000 at December 31, 2013, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	June 30, 2014	December 31, 2013
Beginning accrued warranty balance	$344,990	$329,680
Reduction for labor payments and claims made under the warranty	—	(4,400)
Accruals related to warranties issued during the period	7,926	19,710
Ending accrued warranty balance	$352,916	$344,990

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. The liability for the installation warranty of approximately $932,000 as of June 30, 2014 and $968,000 as of December 31, 2013 is included within “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets. Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 10.5 years as of June 30, 2014, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2013 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

3. Discontinued Operations

On September 10, 2010, we announced that we were exiting the solar panel installation business and we were expanding our distribution business to include sales of our Andalay Solar Power Systems directly to dealers in California. The exit from the installation business was essentially completed by the end of 2010. The assets and liabilities of discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Liabilities of discontinued operations” and “Long-term liabilities of discontinued operations,” respectively, in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, and consist of the following:

Assets of discontinued operations:	June 30, 2014	December 31, 2013
Security deposit – escrow account for installation jobs	$200,000	$200,000
Total assets of discontinued operations	$200,000	$200,000

Liabilities of discontinued operations:	June 30, 2014	December 31, 2013
Accrued warranty	$931,773	$967,928
Total current liabilities	$931,773	$967,928

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

4. Accounts Receivable

Accounts receivable consists of the following:
	June 30, 2014	December 31, 2013
Trade accounts	$611,786	$575,375
Less: Allowance for bad debts	(7,391)	(2,899)
Less: Allowance for returns	(3,354)	(4,953)
	$601,041	$567,523

The following table summarizes the allowance for doubtful accounts as of June 30, 2014 and December 31, 2013:

	Balance at Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance at End of Period
Six months ended June 30, 2014	$2,899	$4,492	$—	$7,391
Year ended December 31, 2013	$108,750	$92,224	$(198,325)	$2,899

5. Inventory

Inventory consists of the following:

	June 30, 2014	December 31, 2013
Finished goods	$871,763	$654,970
Work in process	51,505	131,666
	$923,268	$786,636

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

6. Property and Equipment, Net

Property and equipment, net consist of the following:
	June 30, 2014	December 31, 2013
Office equipment	$436,051	$436,051
Leasehold improvements	123,278	123,278
Vehicles	17,992	17,992
	577,321	577,321
Less: Accumulated depreciation and amortization	(571,692)	(563,467)
	$5,629	$13,854

Depreciation expense for the three months ended June 30, 2014 and 2013 was approximately $3,000 and $10,000, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was approximately $8,000 and $20,000, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:
	June 30, 2014	December 31, 2013
Accrued salaries, wages, benefits and bonus	$49,577	$45,456
Sales tax payable	2,713	4,409
Accrued accounting and legal fees	15,300	—
Customer deposit payable	20,395	580
Accrued interest	9,324	6,288
Other accrued liabilities	7,965	32,997
	$105,274	$89,730

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

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of approximately $123,000 on the three issuance dates during the six months ended June 30, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of approximately $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our Condensed Consolidated Statements of Operations. We recognized a non-cash benefit for the three months ended June 30, 2014 of approximately $85,000 and a non-cash charge for the six months ended June 30, 2014, of approximately $17,000 on a total of six convertible notes.

In addition, the relative fair value of the warrants issued in the December 2013 convertible note issuance of $250,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 149.1%, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $109,000 is being accreted to interest using the effective interest method. The relative fair value of the warrants issued in the February 2014 convertible note issuance of $200,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 169.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $101,000 is being accreted to interest using the effective interest method. The relative fair value of the warrants issued in the March 2014 convertible note issuance of $300,000, were allocated to additional paid-in capital. Such value was determined assuming volatility of 168.8%, a risk free interest rate of 0.8% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $154,000 is being accreted to interest using the effective interest method.

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31 and November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which mature on March 31, April 30 and May 31, 2015, respectively.  Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. On May 1 and June 1, 2014, the November 1 and December 1, 2013 convertible notes in the principal amount of $60,000, along with accrued interest of $2,414, were converted into 3,157,172 shares of our common stock.

Below is a table showing the convertible notes payable, the beneficial conversion feature and fair value of the warrants as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Convertible notes payable cash proceeds	$1,250,000	$650,000
Convertible notes payable issued for financial advisory services	150,000	60,000
Less: Derivative liability	(366,519)	(243,889)
Less: Relative fair value of warrants	(224,390)	(53,623)
Accreted interest	101,755	21,889
Accrued interest	49,367	7,707
Convertible notes payable, net	960,213	442,084
Less current portion	(150,000)	(60,000)
	$810,213	$382,084

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of June 30, 2014, the balance outstanding under our line of credit was $500,000.

9. Stockholders’ Deficit

We have 501,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of June 30, 2014, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, all of which have been converted or cancelled and none of which remain outstanding, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, all of which have been converted, (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, none of which remain outstanding, and (iv) 1,180 shares of our Series D 8% Convertible Preferred Stock, par value $0.001, of which 90 shares remain outstanding.

On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On April 17, 2014, issued 8,079,800 shares of our common stock in a Section 3(a) (10) proceeding that generated proceeds in the amount of $250,000 in full settlement of a claim (see Note 17. Commitments and Contingencies). On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Equity Purchase Agreement. We issued a total of 31,760,578 shares of our common stock at an average price of $0.02 per share pursuant to the terms of the Equity Purchase Agreement. We have approximately 3.2 million shares remaining under our effective Form S-1 and available pursuant to the terms of our Equity Purchase Agreement following our take-downs through August 11, 2014.

Pursuant to the terms of our Equity Purchase Agreement, a placement fee of 1 million shares of unregistered common stock was due to Southridge pursuant to the terms of the Equity Purchase Agreement. As of March 31, 2014, we issued 500,000 shares of unregistered common stock due upon the declaration of effectiveness of our Form S-1/A by the Securities and Exchange Commission of our Form S-1/A. In April 2014, we issued the remaining 500,000 shares of unregistered common stock to Southridge upon the completion of our initial take-down request under the Equity Purchase Agreement. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

As a result of the January 24, 2013 draw down notice, the conversion price of the Series C Preferred issued under the initial closing was reduced from $0.08 per share of common stock to become equal to $0.05. As a result of the May 13, 2013 draw down notice, the conversion price of the Series C Preferred was further reduced from $0.05 per share of common stock to $0.03 per share. With the May 13, 2013 draw down, and after recent conversions of our Series C Preferred, there were 87 shares of Series C Preferred that remain outstanding. As a result of our August 30, 2013 financing, the conversion price of the Series C Preferred was further reduced from $0.03 per share of common stock to $0.02 per share.

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,180 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, the Company and investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67.  Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, the Company and investors entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding as of May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding as of August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend. As a result of the $500,000 loan and security agreement entered into on September 30, 2013, we issued to the lender 50 shares of our Series D Preferred stock for the $50,000 loan origination fee.

During the six months ended June 30, 2014, the remaining 467 shares of Series B Preferred Stock were converted into 21,020,015 shares of common stock and the remaining 87 shares of Series C Preferred Stock were converted into 4,333,350 shares of common stock. Also during the six months ended June 30, 2014, 770 shares of Series D Preferred Stock were converted into 38,500,000 shares of common stock, leaving 90 shares outstanding. Subsequent to June 30, 2014, the remaining 90 shares of Series D Preferred Stock were converted into 4,500,000 shares of common stock.

See Note 12 for a discussion of the accounting treatment of the stock warrant transactions described above.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 50,000,000 shares and there were 46,219,653 shares available for issuance under the Stock Plan as of June 30, 2014.

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

We recognized stock-based compensation expense of approximately $105,000 and $131,000 during the three months ended June 30, 2014 and 2013, respectively, and we recognized stock-based compensation expense of approximately $271,000 and $133,000 during the six months ended June 30, 2014 and 2013, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan. Stock-based compensation expense for the three and six months ended June 30, 2014, included $60,000 and $150,000, respectively, related to the issuance of convertible notes for our financial advisor.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2014:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance as of January 1, 2014	1,890,952	$0.05
Granted	—	$—
Forfeited/cancelled	—	$—
Released/vested	(1,257,334)	$0.04
Outstanding and not vested as of June 30, 2014	633,618	$0.06

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of June 30, 2014 and December 31, 2013, there was approximately $22,000 and $71,000, respectively, of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 0.4 years. The total fair value of shares vested during the six months ended June 30, 2014 and 2013, was approximately $31,000 and $665, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and six months ended June 30, 2014 and 2013, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2014:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding as of January 1, 2014	6,618,233	$0.11
Granted	9,000,000	$0.02
Forfeited/cancelled/expired	(12,500)	$(7.40)
Exercised	—	$—
Outstanding as of June 30, 2014	15,605,733	$0.05
Exercisable as of June 30, 2014	2,338,983	$0.22

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. There were no stock options issued during the three and six month period ended June 30, 2013. The fair value of stock option grants during the three and six months ended June 30, 2014 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average volatility	186.8%	—	186.8%	—
Expected dividends	0.0%	—	0.0%	—
Expected life	4.0	—	4.0	—
Weighted-average risk-free interest rate	1.2%	—	1.2%	—

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of June 30, 2014 and December 31, 2013, was 4.6 years and 4.7 years, respectively. The total estimated fair value of stock options vested during the six months ended June 30, 2014 and 2013 was approximately $29,000 and $29,000, respectively. The aggregate intrinsic value of stock options outstanding as of June 30 2014 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of June 30, 2014 and December 31, 2013, there was approximately $262,000 and $81,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 3.0 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and six months ended June 30, 2014, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

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

The following table summarizes the Warrant activity for the six months ended June 30, 2014:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2013	9,648,045	$0.49
Issued	12,500,000	0.02
Exercised	—	—
Cancelled/expired	—	—
Outstanding at June 30, 2014	22,148,045	$0.23

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Numerator:
Net loss	$(631,441)	$(408,806)	$(701,383)	$(1,429,540)
Preferred deemed dividend and preferred stock dividend	(4,390)	(146,309)	(18,844)	(469,529)
Less: Net loss allocated to participating securities	2,890	137	5,268	713
	$(632,941)	$(554,978)	$(714,959)	$(1,898,356)
Denominator:
Weighted-average shares outstanding	192,301,250	54,772,776	162,784,761	43,984,812
Weighted-average unvested restricted shares outstanding	(874,003)	(18,320)	(1,191,393)	(21,949)
Denominator for basic net loss per share	191,427,247	54,754,456	161,593,368	43,962,863

Basic net loss per share attributable to common stockholders	$(0.00)	$(0.01)	$(0.00)	$(0.04)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	June 30, 2014	December 31, 2013
Stock options outstanding	15,605,733	5,368,233
Unvested restricted stock	633,618	1,890,952
Warrants to purchase common stock	22,148,045	9,648,045
Preferred stock convertible into common stock	4,500,000	68,353,582

14. Concentration of Risk

Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2014, Suntech has not sought to enforce its judgment. As of June 30, 2014, we have included in accounts payable in our condensed consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We expect to begin receiving product from Auxin in September 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2014, six customers have accounted for significant revenues, varying by period, to our company: Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Saddleback Cellars (“Saddleback”), a Napa County winery, Lennox International Inc. (“Lennox”), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (“Lowe’s”), a nationwide home improvement retail chain, WDC Solar, Inc. (“WDC”), a leading construction, integration and installation of commercial, residential and utility scale solar installations in the Washington D.C. area and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California. For the six months ended June 30, 2014, the percentages of sales to SEE, Lennox, Lowe’s, WDC and Shoreline are as follows:

	Six Months Ended June 30,
	2014	2013

Sustainable Environmental Enterprises	3.7%	49.4%
Saddleback Cellars	12.3%	—
Lennox International Inc.	0.1%	13.2%
Lowe’s Companies, Inc.	3.2%	0.9%
WDC Solar, Inc.	13.5%	—
Shoreline Electric	10.1%	—

EE accounted for approximately $517,000, or 84.4%, of our gross accounts receivable as of June 30, 2014. As of the date hereof, the $517,000 receivable from SEE is past due. SEE has indicated that the past-due payment is late due to a processing delay of a rebate owed to it from the State of Louisiana and expects that full payment will be made in a few weeks upon its receipt of the rebate.  Notwithstanding, no assurance can be given by us as to when a rebate will be issued to SEE by the State of Louisiana or as to when or to what extent payment will be received by us if it isn’t issued timely. WDC accounted for 10.3% of our gross accounts receivable balance as of June 30, 2014. We had no receivable balance from Saddleback, Lowe’s,  Lennox, or Shoreline as of June 30, 2014 and we had no receivable balance from Saddleback, Lennox, Lowe’s, WDC or Shoreline as of December 31, 2013.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 64% and 41% of purchases as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, accounts payable included amounts owed to our top three suppliers of approximately $972,000 and $1.1 million, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	June 30, 2014
Fair value of derivative liability – embedded conversion feature	—	—	$317,240	$317,240
Total	$—	$—	$317,240	$317,240

Liabilities	Level 1	Level 2	Level 3	December 31, 2013
Fair value of derivative liability – embedded conversion feature	—	—	$177,927	$177,927
Total	—	—	$177,927	$177,927

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

Our reported net loss was $720,000 for the six months ended June 30, 2014. If the closing stock price of our common stock had been 10% lower, our net loss would have been approximately $37,000 lower. If the closing stock price of our common stock had been 10% higher, our net loss would have been approximately $36,000 higher. If our volatility assumption on June 30, 2014 had been 10% lower, our net loss would have been approximately $27,000 lower and if our volatility assumption had been 10% higher, our net loss would have been approximately $18,000 higher.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014:

	Derivative Liability – Embedded Conversion Feature	Total Level 3
Beginning balance – January 1, 2014	$177,927	$177,927
Issuances	122,630	122,630
Total realized and unrealized gains or losses	16,683	16,683
Ending balance – June 30, 2014	$317,240	$317,240

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and six months ended June 30, 2014, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

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

On May 1, 2012, Suntech America, Inc., a Delaware corporation (“Suntech America”), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2014, Suntech has not sought to enforce its judgment. As of June 30, 2014, we have included in our condensed consolidated balance sheets a balance due to Suntech America of $946,438.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

On July 8, 2014, we submitted a take-down request for $125,000 pursuant to the terms of the Equity Purchase Agreement. We issued a total 7,102,273 shares of our common at an average price of $0.02 per share pursuant to the terms of the Equity Purchase Agreement.

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

Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. As of June 30, 2014 and December 31, 2013, we had no deposits in excess of the Federal Deposit Insurance Corporation limit of $250,000.

Supplier Relationships

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2014, Suntech has not sought to enforce its judgment. As of June 30, 2014, we have included in accounts payable in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We expect to begin receiving product from Auxin in September 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2014, six customers have accounted for significant revenues, varying by period, to our company: Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Saddleback Cellars (“Saddleback”), a Napa County winery, Lennox International Inc. (“Lennox”), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (“Lowe’s”), a nationwide home improvement retail chain, WDC Solar, Inc. (“WDC”), a leading construction, integration and installation of commercial, residential and utility scale solar installations in the Washington D.C. area and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California. For the six months ended June 30, 2014, the percentages of sales to SEE, Lennox, Lowe’s, WDC and Shoreline are as follows:

	Six Months Ended June 30,
	2014	2013

Sustainable Environmental Enterprises	3.7%	49.4%
Saddleback Cellars	12.3%	—
Lennox International Inc.	0.1%	13.2%
Lowe’s Companies, Inc.	3.2%	0.9%
WDC Solar, Inc.	13.5%	—
Shoreline Electric	10.1%	—

SEE accounted for approximately $517,000, or 84.4%, of our gross accounts receivable as of June 30, 2014. As of the date hereof, the $517,000 receivable from SEE is past due. SEE has indicated that the past-due payment is late due to a processing delay of a rebate owed to it from the State of Louisiana and expects that full payment will be made in a few weeks upon its receipt of the rebate.  Notwithstanding, no assurance can be given by us as to when a rebate will be issued to SEE by the State of Louisiana or as to when or to what extent payment will be received by us if it isn’t issued timely. WDC accounted for 10.3% of our gross accounts receivable balance as of June 30, 2014. We had no receivable balance from Saddleback, Lowe’s,  Lennox, or Shoreline as of June 30, 2014 and we had no receivable balance from Saddleback, Lennox, Lowe’s, WDC or Shoreline as of December 31, 2013.

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 64% and 41% of purchases as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, accounts payable included amounts owed to our top three suppliers of approximately $972,000 and $1.1 million, respectively.

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Three Months Ended June 30,
	2014		2013
Net revenue	$306,919	100.0%	$130,046	100.0%
Cost of goods sold	296,640	96.7%	151,726	116.7%
Gross profit (loss)	10,279	3.3%	(21,680)	(16.7)%
Operating expenses
Sales and marketing	75,332	24.5%	302,063	232.3%
General and administrative	537,382	175.1%	509,673	391.9%
Total operating expenses	612,714	199.6%	811,736	624.2%
Loss from continuing operations	(602,435)	(196.3)%	(833,416)	(640.9)%
Other income (expense)
Interest (expense), net	(113,874)	(37.1)%	(64)	(0.1)%
Adjustment to the fair value of embedded derivatives	84,868	27.7%	—	0.0%
Adjustment to the fair value of common stock warrants	—	0.0%	2	0.0%
Settlement of prior debt owed	—	0.0%	420,000	323.0%
Total other expense, net	(29,006)	(9.5)%	419,938	322.9%
Loss before provision for income taxes and discontinued operations	(631,441)	(205.7)%	(413,478)	(317.9)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(631,441)	(205.7)%	(413,478)	(317.9)%
Net income (loss) from discontinued operations, net of tax	—	0.0%	4,672	3.6%
Net loss	(631,441)	(205.7)%	(408,806)	(314.4)%
Preferred stock dividend	(4,390)	(1.4)%	(42,309)	(32.5)%
Preferred deemed dividend	—	0.0%	(104,000)	(80.0)%
Net loss attributable to common stockholders	$(635,831)	(207.2)%	$(555,115)	(426.9)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)		$(0.01)

Weighted average shares used in computing loss per common share (basic and diluted)	191,427,247		54,754,456

Net revenue

We generate revenue from the sale of solar power systems. For the three months ended June 30, 2014, we generated $307,000 of revenue, an increase of $177,000, or 136.0%, compared to $130,000 of revenue for the three months ended June 30, 2013. The increase in revenue was due to an increase in watts sold, partially offset by a decrease in our average selling price per watt.

Cost of goods sold

Cost of goods sold as a percent of revenue for the three months ended June 30, 2014, was 96.7% of net revenue, compared to 116.7% for the three months ended June 30, 2013. Gross profit for the three months ended June 30, 2014 was $10,000, or 3.3% of revenue, compared to gross loss of $22,000 or 16.7% of revenue for the same period in 2013. The increase in gross margin in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, was due to lower solar module costs and lower inventory overhead allocations due to increase in revenue.

Sales and marketing expenses
Sales and marketing expenses for the three months ended June 30, 2014 were $75,000, or 24.5% of net revenue as compared to $302,000, or 232.3% of net revenue during the same period of the prior year. The $227,000 decrease in sales and marketing expenses for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to decreases in licensing fees owed to Westinghouse Electric Corporation of $250,000, partially offset by an increase in $18,000 in payroll and commission expense. The decrease in licensing fees was due to the termination of the licensing agreement with Westinghouse Electric. The increase in payroll costs was due to higher headcount.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2014 were $537,000, or 175.1% of net revenue as compared to $510,000, or 391.9% of net revenue during the same period of the prior year. The increase in general and administrative expense for the three months ended June 30, 2014 compared to the same period in 2013, was due primarily to an increase in legal and professional fees of $101,000 and payroll and benefits expense of $64,000, partially offset by a decline in bad debt expense of $40,000, rent expense of $29,000 and research and development costs of $23,000. The increase in legal and professional fees was primarily due to higher legal fees incurred in the current year. The increase in payroll and benefits expense was due to higher headcount. The decrease in rent was due to the consolidation of our administrative offices with our warehouse and the decrease in research and development costs was due to lower prototype parts and material.

Interest expense, net

During the three months ended June 30, 2014, net interest expense was approximately $114,000 compared with net interest expense of $64 for the same period in 2013. The increase in interest expense was associated with the increase in notes payable and convertible debt.

Adjustment to the fair value of embedded derivatives

During the three months ended June 30, 2014, we recorded mark-to-market adjustments to reflect the fair value of embedded derivatives, resulting in an unrealized gain of $85,000 in our condensed consolidated statements of operations.

Adjustment to the fair value of common stock warrants

During the three months ended June 30, 2013, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $2 in our condensed consolidated statements of operations.

Income taxes

During the three months ended June 30, 2014 and 2013, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the three months ended June 30, 2014 was $631,000, compared to a net loss from continuing operations of $413,000 for the three months ended June 30, 2013.

Net income (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded net income of $5,000 from the discontinuance of our installation business segment for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Six Months Ended June 30,
	2014		2013
Net revenue	$449,401	100.0%	$211,240	100.0%
Cost of goods sold	432,028	96.1%	239,468	113.4%
Gross profit (loss)	17,373	3.9%	(28,228)	(13.4)%
Operating expenses
Sales and marketing	138,716	30.9%	602,458	285.2%
General and administrative	1,141,546	254.0%	1,221,097	578.1%
Total operating expenses	1,280,262	284.9%	1,823,555	863.3%
Loss from continuing operations	(1,262,889)	(281.0)%	(1,851,783)	(876.6)%
Other income (expense)
Interest (expense), net	(190,959)	(42.5)%	(5,363)	(2.5)%
Adjustment to the fair value of embedded derivatives	(16,683)	(3.7)%	—	0.0%
Adjustment to the fair value of common stock warrants	—	0.0%	9	0.0%
Settlement of prior debt owed	769,148	171.1%	420,000	198.8%
Total other expense, net	561,506	124.9%	414,646	196.3%
Loss before provision for income taxes and discontinued operations	(701,383)	(156.1)%	(1,437,137)	(680.3)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss from continuing operations (Note 3)	(701,383)	(156.1)%	(1,437,137)	(680.3)%
Net income (loss) from discontinued operations, net of tax	—	0.0%	7,597	3.6%
Net loss	(701,383)	(156.1)%	(1,429,540)	(676.7)%
Preferred stock dividend	(18,844)	(4.2)%	(95,529)	(45.2)%
Preferred deemed dividend	—	0.0%	(374,000)	(177.0)%
Net loss attributable to common stockholders	$(720,227)	(160.3)%	$(1,899,069)	(899.0)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)		$(0.04)

Weighted average shares used in computing loss per common share (basic and diluted)	161,593,368		43,962,863

Net revenue

We generate revenue from the sale of solar power systems. For the six months ended June 30, 2014, we generated $449,000 of revenue, an increase of 238,000, or 112.7%, compared to $211,000 of revenue for the six months ended June 30, 2013. The increase in revenue was due to an increase in watts sold, partially offset by a decrease in our average selling price per watt.

Cost of goods sold

Cost of goods sold as a percent of revenue for the six months ended June 30, 2014, was 96.1% of net revenue, compared to 113.4% for the six months ended June 30, 2013. Gross profit for the six months ended June 30, 2014 was $17,000, or 3.9% of revenue, compared to gross loss of $28,000 or 13.4% of revenue for the same period in 2013. The increase in gross margin in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, was due to lower solar module costs and lower inventory overhead allocations due to increase in revenue.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2014 were $139,000, or 30.9% of net revenue as compared to $602,000, or 285.2% of net revenue during the same period of the prior year. The $464,000 decrease in sales and marketing expenses for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to decreases in licensing fees owed to Westinghouse Electric Corporation of $500,000, partially offset by an increase in $28,000 in stock compensation expense. The decrease in licensing fees was due to the termination of the licensing agreement with Westinghouse Electric. The increase in stock compensation expense was due to grants of restricted stock to certain sales and marketing employees.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2014 were $1.1 million, or 254.0% of net revenue as compared to $1.2 million, or 578.1% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the six months ended June 30, 2014 compared to the same period in 2013, was due primarily to a decrease in bad debt expense of $68,000, a decrease in insurance expense of $59,000 and a decrease in rent expense of $56,000, partially offset by an increase in stock compensation expense of $109,000, payroll and benefits of $60,000, professional fees of $17,000 and recruitment fees of $17,000. The decrease in bad debt was primarily due to an increase in bad debt in the prior year and the decrease in insurance and rent expense was due to the consolidation of our administrative offices with our warehouse. The increase in stock compensation, payroll and benefits and recruitment fees was primarily due to expenses incurred in the replacement of our CEO. The increase in professional fees was primarily due to an increase in accounting fees.

Interest expense, net

During the six months ended June 30, 2014, net interest expense was approximately $191,000 compared with net interest expense of $5,000 for the same period in 2013. The increase in interest expense was associated with the increase in notes payable and convertible debt.

Adjustment to the fair value of embedded derivatives

During the six months ended June 30, 2014, we recorded mark-to-market adjustments to reflect the fair value of embedded derivatives, resulting in an unrealized loss of $17,000 in our condensed consolidated statements of operations.

Adjustment to the fair value of common stock warrants

During the six months ended June 30, 2013, we recorded mark-to-market adjustments to reflect the fair value of outstanding common stock warrants accounted for as a liability, resulting in an unrealized gain of $9 in our condensed consolidated statements of operations.

Settlement of prior debt owed

During the six months ended June 30, 2014, we recorded a gain in other income of $769,000 as a result of a favorable settlement on a prior debt owed to a creditor.

Income taxes

During the six months ended June 30, 2014 and 2013, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net loss from continuing operations

Net loss from continuing operations for the six months ended June 30, 2014 was $701,000, compared to a net loss from continuing operations of $1.4 million for the six months ended June 30, 2013.

Net income (loss) from discontinued operations

As a result of the exit from the installation business on September 7, 2010, we recorded net income of $8,000 from the discontinuance of our installation business segment for the six months ended June 30, 2013.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the six months ended June 30, 2014 and for each of the two years in the period ended December 31, 2013, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of June 30, 2014, we had approximately $93,000 in cash on hand.  We intend to address ongoing working capital needs through sales of products, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We expect to begin receiving product from Auxin in September 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

Registration statement

On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Equity Purchase Agreement. We issued a total of 31,760,578 shares of our common stock at an average price of $0.02 per share pursuant to the terms of the Equity Purchase Agreement. We have approximately 3.2 million shares remaining under our effective Form S-1 and available pursuant to the terms of our Equity Purchase Agreement following our take-downs through August 11, 2014.

Convertible notes payable

On August 30, 2013, we entered into a securities purchase agreement with certain institutional accredited investors relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with the same institutional accredited investors relating the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with an accredited investor on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the same accredited investor related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the same accredited investor related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $.02. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

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

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the six months ended June 30, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the three months ended June 30, 2014 of $85,000 and a non-cash charge for the six months ended June 30, 2014 of $17,000 on a total of six convertible notes.

In addition, the relative fair value of the warrants issued in the December 2013 convertible note issuance of $250,000, were allocated to additional paid-in capital. Such value was determined assuming volatility of 149.1%, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $109,000 is being accreted to interest using the effective interest method. The relative fair value of the warrants issued in the February 2014 convertible note issuance of $200,000, were allocated to Additional Paid-in Capital. Such value was determined assuming volatility of 169.1, a risk free interest rate of 0.7% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $101,000 is being accreted to interest using the effective interest method. The relative fair value of the warrants issued in the March 2014 convertible note issuance of $300,000, were allocated to additional paid-in capital. Such value was determined assuming volatility of 168.8%, a risk free interest rate of 0.8% and an expected term of 4.1 years. The resulting debt discount from the derivative liability and warrant issuance of $154,000 is being accreted to interest using the effective interest method.

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31 and November 30 and

December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which mature on March 31, April 30 and May 31, 2015, respectively. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. On May 1 and June 1, 2014, the November 1 and December 1, 2013 convertible notes in the principal amount of $60,000, along with accrued interest of $2,414, were converted into 3,157,172 shares of our common stock.

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000.  The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of June 30, 2014, the balance outstanding under our line of credit was $500,000.

Cash flow analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of June 30, 2014, we had approximately $93,000 in cash on hand.

Cash used in operating activities was approximately $1.3 million for the six months ended June 30, 2014. Cash provided by operating activities was primarily due our net loss adjusted for non-cash items of $1.2 million, a $172,000 decrease in accounts payable, a $137,000 increase in inventory and a $38,000 increase in accounts receivable, partially offset by a $183,000 decrease in prepaid expenses and other current assets. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by financing activities was approximately $1.2 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we received $600,000 in proceeds from borrowings on long-term debt and $750,000 in proceeds from an equity offering, less $37,000 in payment of placement agent fees and payment of $87,000 in notes payable.

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

Patent costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 10.5 years as of June 30, 2014, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Stock-based compensation. We use the Black-Scholes-Merton Options Pricing Model (Black-Scholes) to estimate fair value of our employee and our non-employee director stock-based awards. Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. We measure compensation expense for non-employee stock-based compensation under Accounting Standards Codification (“ASC”) ASC 505-50, “Equity-Based Payments to Non-Employees.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The estimated fair value is measured utilizing Black-Scholes using the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Warranty provision. The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter.

Common stock warrant liabilities.  In March 2009 and February 2011, we issued warrants to purchase shares of our common stock in connection with certain capital financing transactions. The terms of the warrant agreements related to these two offerings contained a cash-out provision which may be triggered at the option of the warrant holders if we “go private,” is acquired for all cash or upon the occurrence of certain other fundamental transactions involving us. In addition, the terms of the warrant agreement related to the February 2011 offering contain a provision that may require us to reduce the exercise price of the warrants to purchase shares of our common stock upon the occurrence of certain lower-priced future offerings of our equity securities. Under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), financial instruments that may require the issuer to settle the obligation by transferring assets or to reduce the exercise price of its warrants to purchase shares of its common stock are classified as a liability. Therefore, we have classified the warrants as liabilities and will record mark-to-market adjustments to reflect the fair value at each period end.

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2013 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2014, we had $1.4 million borrowed under convertible notes, and $500,000 outstanding under a line of credit. Our convertible notes bears interest at a rate of 8% per year and our line of credit bears interest at a rate of 12% per year. The interest rate under these notes are fixed for the life of the agreements, therefore, any change in market interest rates will not have an impact on the amount of our interest expense.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily is required to apply its judgment in evaluating and implementing possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended June 30, 2014

PART II
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

On May 1, 2012, Suntech America, Inc., a Delaware corporation (Suntech America), filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech America alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2014, Suntech has not sought to enforce its judgment. As of June 30, 2014, we have included in our condensed consolidated balance sheets a balance due to Suntech America of 946,438.

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

For the six months ended June 30, 2014, we had a net loss of $701,000 and for the years ended December 31, 2013 and 2012, we had a net loss of $2,830,047 and $8,622,393, respectively.  We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

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

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2014, Suntech has not sought to enforce its judgment. As of June 30, 2014, we have included in accounts payable on our Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., (“Tianwei”) a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We expect to begin receiving product from Auxin in September 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

We are dependent upon our key suppliers for the components used in our systems and we must arrange for cost competitive manufacturing of our proprietary solar panels in order to grow our business; our suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. We currently have no unshipped orders from Suntech or Lightway. In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei, a panel supplier located in China. We began receiving product from Tianwei beginning in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We expect to begin receiving product from Auxin in September 2014.

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
The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2014, six customers have accounted for significant revenues, varying by period, to our company: Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, Saddleback Cellars (“Saddleback”), a Napa County winery, Lennox International Inc. (“Lennox”), a global leader in the heating and air conditioning markets, Lowe’s Companies, Inc. (“Lowe’s”), a nationwide home improvement retail chain, WDC Solar, Inc. (“WDC”), a leading construction, integration and installation of commercial, residential and utility scale solar installations in the Washington D.C. area and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California.

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

failure to arrange for cost competitive manufacturing of our proprietary solar panels;
failure to find and develop distribution relationships with new channel partners, particularly in California and the North America market;
failure to successfully manage existing distribution relationships;
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

We are exposed to risks associated with global economy, which increase the uncertainty of project financing for solar installations and the risk of non-payment from customers.

The continuing tight credit markets are contributing to an ongoing slowdown in the solar industry, which may worsen if these economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and adverse market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for us. Further, these conditions and uncertainty about future economic conditions make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of August 11, 2014, we had 241,278,204 shares of common stock outstanding (which includes 444,611 unvested shares of restricted stock granted to our directors and our employees) and we had warrants to purchase 22,148,045 shares of common stock and options to purchase 15,605,733 shares of common stock outstanding.

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

technological innovations or new products and services by us or our competitors;
announcements or press releases relating to the energy sector or to our business or prospects;
additions or departures of key personnel;
regulatory, legislative or other developments affecting us or the solar power industry generally;
our ability to execute our business plan;
operating results that fall below expectations;
volume and timing of customer orders;
industry developments;
economic and other external factors; and
period-to-period fluctuations in our financial results.
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

The actual number of shares we will issue in any particular put or in total under the Equity Purchase Agreement is uncertain. Subject to certain limitations in the Equity Purchase Agreement, we have the discretion to give a put notice at any time throughout the term. The number of shares we must issue after giving a put notice will fluctuate based on the market price of the common shares during the put pricing period. Southridge will receive more shares if the market price of our common stock declines. Since the price per share of each put share will fluctuate based on the market price of our common stock during the put pricing period, the actual amount Southridge will pay for the put shares included in any particular put will decrease if the market price of our common stock declines. Based on our current market price of $0.02, if we put the remaining 3.2 million shares available under the Equity Purchase Agreement to Southridge (ignoring all caps on the number of shares of common stock that Southridge can own), we would receive approximately $58,000.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of our Equity Credit Agreement, a placement fee of 1 million shares of unregistered common stock was due to Southridge pursuant to the terms of the Equity Credit Agreement. As of June 30, 2014, we issued 1 million shares of unregistered common stock due upon the declaration of effectiveness of our Form S-1/A by the Securities and Exchange Commission of our Form S-1/A. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

10.1	‡	Employment Agreement, dated April 14, 2014, by and between Steven Chan and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2014)

10.2	‡	Indemnification Agreement between Steven Chan and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2014).

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	‡	Management contract or compensatory plan or arrangement.

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

Dated: August 12, 2014	/s/ Steve Chan
Steve Chan
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

10.1	‡	Employment Agreement, dated April 14, 2014, by and between Steven Chan and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 16, 2014)

10.2	‡	Indemnification Agreement between Steven Chan and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2014).

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	‡	Management contract or compensatory plan or arrangement.

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