Form 10-K
period 2014-12-31
Andalay Solar, Inc.
filed 2015-04-15
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on the OTCQB on June 30, 2014, was approximately $4.3 million. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates.

As of April 10, 2015, 398,153,951 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ANDALAY SOLAR, INC.

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Andalay Solar, Inc. (“Andalay Solar”) and its subsidiaries.

Our Annual Report on Form 10-K for 2014, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

Item 1. Business.

Overview

We are a designer and manufacturer of integrated solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. Recently we have re-entered the solar power installation business.

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have seven U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,614, Patent No. 8,505,248, and Patent No. 8,938,919) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 34856531373 for registration of the mark “Andalay.” In addition to these U.S. patents, we have eight foreign patents. Currently, we have 15 issued patents and nine other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the United States Patent and Trademark Office (“USPTO”) and foreign patent offices.

In February 2009, we began a strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels. Andalay AC panel systems deliver 5-25% more energy compared to ordinary DC panel systems, produce household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panel systems, we believe Andalay AC panels are an ideal solution for solar installers and do-it-yourself customers.

On May 30, 2013, we entered into a supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd, (EEG) an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., (Tianwei) a panel supplier located in China. We began receiving initial shipments from Tianwei in February 2014, but that supply is now discontinued.

On July 16, 2014, we entered into an agreement for supply of solar PV modules with Auxin Solar Inc. These modules are assembled in the United States and we received the first slate of panels in December 2014.

Prior to September 2010, we were also in the solar power system installation business and we had completed over 4,300 solar power installations for customers in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut since the commencement of our operations in 2001. In early 2009, we closed our non-California offices on the east coast and in Colorado and began distributing our solar power systems to customers outside of California. In September 2010, we made the strategic decision to exit our California solar panel installation business and expand our solar panel distribution network to dealers and other installers in California, by far the largest solar market in the United States. We recently made the decision to re-enter the solar panel installation business on a limited basis, focusing on the geographic region around the San Francisco Bay Area. Our business is now primarily focused on design and manufacturing activities, and sales of our solar power systems to solar installers, trade workers and retailers through distribution partnerships, our dealer network and retail home improvement outlets as well as installation of our panels.

We were incorporated in February 2001 as Akeena Solar, Inc. in the State of California and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction (“merger”) with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the Merger, our stockholders received one share of Fairview common stock for each issued and outstanding share of our common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. On May 17, 2010, we entered into an exclusive worldwide license agreement with Westinghouse, Inc, which permitted us to manufacture, distribute and market solar panels under the Westinghouse name and in connection therewith, on April 6, 2011, we changed our name to Westinghouse Solar, Inc. On April 13, 2011, we effected a reverse split of our common stock at a ratio of 1 – for – 4. On August 23, 2013, the license agreement with Westinghouse, Inc. was terminated and on September 19, 2013, we changed our name to our current name, Andalay Solar, Inc. and increased our number of authorized shares of common stock to 500,000,000.

Our Corporate headquarters is located at 2071 Ringwood Ave., Unit C, San Jose, CA 95131. Our telephone number is (408) 402-9400. On or around May 1, 2015, our corporate headquarters is relocating to 48900 Milmont Drive, Fremont, CA 94538. Additional information about us is available on our website at http://www.andalaysolar.com . The information on our website is not incorporated herein by reference.

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

The solar power industry is evolving and worldwide demand for residential and commercial solar systems continues to grow rapidly. More manufacturers of solar panels and mounting systems have entered the market and competition is increasingly intense in developing products and solutions which enable lower and lower-cost installations.

Accordingly, our strategy has evolved and now primarily focuses on the following:

·	Developing and commercializing our solar panel technology optimized for the residential and commercial markets.
•	Introducing our patented solar panel technology to the marketplace primarily through licensing agreements with bankable, top tier panel manufacturers, rather than our previous strategy of manufacturing under our own brand name via OEM suppliers.
•	Focusing on growing top line revenue and gross margins from the sale of our proprietary mounting hardware.
•	Reducing installation costs and improving the aesthetics and performance of solar systems compared to ordinary, commercially available solar equipment.
•	Re-entering the solar power installation business in California in order to showcase best-practices for installation of our products and thereby accelerate the adoption of our products into the marketplace.

Management believes the strategy articulated above leverages the company’s strengths under the current market conditions.

Industry

Electric power is used to operate businesses, industries, homes and offices and provides the power for our communications, entertainment, transportation and medical needs. As our energy supply and distribution mix changes, electricity is likely to be used more for local transportation (electric vehicles) and space/water heating needs.

According to a 2014 report from the U.S. Energy Information Administration (http://www.eia.gov/energy_in_brief/article/renewable_electricity.cfm), electricity in the U.S. is generated from the following: coal – 39%, natural gas – 27%, nuclear – 19%, oil – 1%, with renewable energy contributing 13%. “Renewable Energy” typically refers to non-traditional energy sources, including hydroelectric, wind and solar energy. Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

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

Anatomy of a Solar Power System

Solar power systems convert the energy in sunlight directly into electrical energy within solar cells based on the photovoltaic effect. Multiple solar cells, which produce DC power, are electrically interconnected into solar panels. A typical 250 watt solar panel may have 60 individual solar cells. Multiple solar panels are electrically wired together. The number of solar panels installed on a building are generally selected to meet that building’s annual electrical usage, or selected to fill available un-shaded roof or ground space.

Ordinary solar power systems have solar panels that are electrically wired to a central inverter, which converts the power from DC to AC and interconnects with the utility grid. The following diagram schematically shows an ordinary DC solar power system:

Andalay Solar AC-ready panels integrate micro-inverters that produce AC power, eliminating the need for a central inverter. The following diagram schematically shows a typical Andalay Solar AC solar power system.

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

Inverters. Inverters convert the DC power from solar panels to the AC power used in buildings. Grid-tie inverters synchronize to utility voltage and frequency and only operate when utility power is stable (in the case of a power failure these grid-tie inverters shut down to safeguard utility personnel from possible harm during repairs). Inverters also operate to maximize the power extracted from the solar panels, regulating the voltage and current output of the solar array based on sun intensity. Our solution can incorporate an integrated micro-inverter, or DC optimizer, on each panel which improves system performance, is safer for installers and homeowners, and reduces the amount of installation labor.

Monitoring. There are two basic approaches to access information on the performance of a solar power system. DC systems with central inverters collect the solar power performance data from the central inverter and then transmit that data to a digital hardware display and/or to dedicated monitoring devices connected to the internet. AC systems utilizing microinverters collect the solar power performance data of each panel and transmit panel-level and combined system data via the internet to a centralized database. AC system data on the performance of each panel and total system can then be accessed from any device with a web browser, including personal computers and cell phones.

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

Solar Power Benefits

The direct conversion of light into energy offers the following benefits compared to conventional energy sources:

•
Economic — Once a solar power system is installed, the cost of generating electricity is fixed over the lifespan of the system. There are no risks that fuel prices will escalate or fuel shortages will develop. In addition, cash paybacks for systems range from 5 to 25 years, depending on the level of state a4d federal incentives, electric rates, annualized sun intensity and installation costs. Solar power systems at customer sites generally qualify for net metering to offset a customer’s highest electric rate tiers, at the retail, as opposed to the wholesale, electric rate.

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

Competition

The integrated solar panel design industry is in its early stages of development and is highly fragmented, consisting of many large and small companies. In the United States, there are many small residential solar installers, and a few large ones with dominant market share, including Solar City, Verengo, and Vivint. In October 2013, Solar City acquired Zep Solar, which also competes in the integrated solar panel design business.

We believe the principal competitive factors in the integrated solar panel design industry and solar power installation industry include:

•	Quality;
•	Price;
•	Aesthetics;
•	Time saving;
•	Long-term operations and malignance cost;
•	Installation cost; and
•	Company reputation

We believe that our competitive advantages as a designer of integrated solar panels include:

•
 Integrated DC and AC Panels Dramatically Reduce Installation Costs. Our technology significantly reduces the installation complexity, parts and costs, as well as providing superior reliability and aesthetics for customers when compared to other solar panel mounting products and technology. In 2007, we introduced our DC panels, which offer the following advantages to our customers: (i) low profile panel design looks like a beautiful, energy producing skylight and eliminates unsightly racking and exposed wires; (ii) built-in wiring connections that improve reliability; (iii) 70% fewer roof-assembled parts and 50% less roof-top labor required; (iv) 25% fewer roof attachment points; (v) complete compliance with the National Electric Code and UL wiring and grounding requirements. In 2009 we introduced our AC panels, which deliver 5-25% more energy compared to ordinary DC panel systems, produce household AC power and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panel systems, we believe our AC panels are an ideal solution for solar installers, trade workers and do-it-yourself customers.

•	Proprietary Technology. We have received eight U.S. patents and seven international patents for our technology, and have nine more U.S. and foreign patents pending.
•
Brand Recognition. We are working to rapidly expand our distribution business and sales of our Andalay Solar Power Systems. We are seeking to emphasize that our solar panels are faster, more reliable and easier to install than other products on the market today.

Our Services and Products

We are active in the solar power industry as a designer and installer of solar power systems. We specify the design of integrated solar panels and contract with existing, experienced solar panel manufacturers for the supply of solar panels. We help these manufacturing partners source unique components of our panels (typically microinverters and special frame hardware).

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

Suppliers

Historically, we obtained virtually all of our solar panels from Suntech and Lightway, however we no longer order from these suppliers In September 2013, we entered into a supply agreement for assembly of our proprietary modules with Tianwei a panel supplier located in China. We did receive product from Tianwei in February 2014 but that supply is now discontinued. In July 2014 we entered into a supply agreement with Auxin Solar for supply of their “Assembled in the USA” solar panels and we received the initial delivery of such panels in December 2014. Pursuant to our agreement with Enphase, they provide us with micro-inverters. We purchase small assembly, racking and packaging components from a variety of domestic and foreign suppliers.

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

Intellectual Property

Andalay Solar Panel

We have seven U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,641, Patent No. 8,505,248, Patent 8,813,460 and Patent No. 8,938,919) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3481373 for registration of the mark “Andalay Solar.” In addition to these U.S. patents, we have eight foreign patents. Currently, we have nine other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

The following table provides a summary of our patents:

Country of issuance	Patent Number	Date of Expiration
United States	8,813,460	September 20, 2027
United States	7,406,800	May 18, 2024
United States	7,832,157	May 18, 2024
United States	7,866,098	May 18, 2024
United States	7,987,641	May 18, 2024
United States	8,505,248	March 13, 2028
United States	8,938,919	September 21, 2027
Mexico	274,182	May 18, 2024
China	200580015652.1	May 18, 2024
Canada	2,566,296	May 18, 2024
Japan	4790718	May 18, 2024
EPO (Validated in France, Germany and the United Kingdom)	2118935	September 21, 2027
Japan	5175354	September 21, 2027
Australia	2005248343	May 18, 2024
South Korea	10-1497298

Trademarks

We have registered with the United States Patent and Trademark Office the trademark “Instant Connect” (Reg. No. 4,290,244 and 4,290,245) for the designation of our patented “plug and play” solar panel.

We have also registered the trademarks “Double Your Power” and “Andalay Solar” with the USPTO for two goods classes: providing computer software for photovoltaic systems for evaluating electric consumption, determining system sizing, estimating electrical output, estimating customer costs, and estimating financial life cycle savings, for use by consumers and businesses; and, installation of renewable energy systems, namely photovoltaic systems composed of solar panels,  inverters, racks and electrical controls. Additionally, we have applications currently pending with the United States Patent and Trademark Office to expand the goods classes for “Double Your Power” and “Andalay Solar.”

From May 2010 until August 2013, we had been marketing our AC solar panels under the Westinghouse Solar brand, for which had licensed exclusive rights from Westinghouse Electric Corporation; however that license was terminated on August 23, 2013. We now market our products under the Andalay Solar brand.

Employees

As of April 10, 2015, we had 10 employees, of which 3 were sales and marketing employees, 3 were general and administrative employees, 3 were operations employees and 1 was a research and development employee. Seven employees were full-time employees and three were part-time. Our employees are not party to any collective bargaining agreement and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014, and information we provide in our press releases, telephonic reports and other investor communications, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations. Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. The factors underlying our forecasts and forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings will likely dilute our stockholders. The December Equity Purchase Agreement that we entered into with Southridge Partners II, LP (“Southridge”) on December 10, 2014 contains conditions that must be met prior to funding and therefore there can be no assurance that such conditions will be met when funding is needed. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. Our loss of S-3 eligibility in September 2012 due to our Nasdaq delisting and limited availability of authorized and unissued common stock may make it more difficult to raise such funds. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. If we are not able to raise additional capital, and if we are not able to significantly increase our revenues from operations, we will not have enough funds to continue operations and we may either decide to or may be forced to reorganize or to wind down our operations. If such event were to occur, any equity holdings in the Company would likely be reduced to zero.

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting procedures which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting process and procedures for the year ended December 31, 2014. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control over Financial Reporting" under Item 9A, "Controls and Procedures."

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our accounting processes before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to various financial disclosures, including derivative valuation and warranty reserves. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While we have taken actions to improve our internal controls in response to the identified material weakness related to certain aspects of our accounting process and procedures, additional work will be needed to address and remediate the identified material weakness. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation, and/or lack of investor confidence, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Our loan and security agreement was exchanged for a convertible note, but both the agreement and the convertible note contain many negative covenants and if we trigger those covenants under the agreement we could lose all of our assets.

Our loan and security agreement with Lender and Collateral Services, LLC is secured by all of our assets. The agreement and the convertible note which now evidences the loan contain both affirmative and negative covenants, including covenants regarding incurrence of indebtedness, liens, mergers and acquisitions, subject to materiality and other qualifications and exceptions customary for a credit facility of this size and type. Our obligations under the agreement may be accelerated upon the occurrence of an event of default in accordance with the terms of the Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, cross-defaults related to material indebtedness, bankruptcy and insolvency related defaults, defaults relating to certain other matters, and loss of perfected lien status. If we fail to comply with these covenants or if we fail to make certain payments under the secured loans when due, the Lender could declare our loans in default. If we default on the loan, the Lender has the right to seize our assets that secure the loan, which may force us to suspend all operations.

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the years ended December 31, 2014 and 2013, we had a net loss of $1.9 million and $2.8 million, respectively. We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The consolidated financial statements for the years ended December 31, 2014 and 2013 do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The report of our independent registered public accounting firm for the years ended December 31, 2014 and 2013 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

We are dependent upon our solar panel suppliers for regular shipments of products; however we have not been timely in payment to them in recent periods, which has resulted in disruption in our supply of products. If we do not quickly establish replacement sources of supply, our operations will be further adversely affected.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2014, Suntech has not sought to enforce its judgment. As of December 31, 2014, we have included in accounts payable on our consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., (“Tianwei”) a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We began receiving product from Auxin in December 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

On December 31, 2013, SolarWorld America Industries, Inc. requested the U.S. Government to impose tariffs on the import of solar panels manufactured in China with Taiwanese solar cells, based on allegations of unfair competition and of subsidization of prices by the Chinese Government. In December 2014, the U.S. International Trade Commission determined that imports of Chinese panels made with Taiwanese solar cells injure the domestic manufacturing industry. The Commerce Department has found for the complainant in all of the cases, imposing tariffs on Chinese manufacturers of solar panels and tariffs on solar panels made with Taiwanese solar cells.

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

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the year ended December 31, 2014, five customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient, WDC Solar, Inc. (“WDC”), a leading construction, integration and installation of commercial, residential and utility scale solar installations in the Washington D.C. area, JCF Wholesale (“JCF”) a provider of residential and commercial electrical services in Southern California, Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain, and Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana. If we were to lose one of these companies as a customer, our revenue would decrease and our company may be materially harmed.

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

We have registered the “Andalay Solar” trademark with the USPTO related to our panel technology. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

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

In connection with our exit from the solar system installation business in California in 2010, Real Goods Solar, Inc. (“Real Goods”) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “Andalay Installations”). We retain secondary warranty responsibility on the Andalay Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for Andalay Installations a 5-year or a 10-year warranty. We have accrued, and included within “Accrued Warranty” in our consolidated balance sheets as of December 31, 2014 and 2013, a liability of approximately $568,000 and $1.0 million, respectively, to cover these warranty obligations. That amount is intended to cover both the Andalay Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in long-term assets of discontinued operations in our consolidated balance sheets. In November 2014, Real Goods returned $110,000 of the escrow amount. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

On each of August 30, 2013 and November 25, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 and November 25, 2015, respectively, and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. On December 19, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt relating to the sale and issuance of a (i) convertible note in the principal amount of $250,000 that matures December 19, 2015, and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events and (ii) five-year warrant exercisable for 6,250,000 shares of common stock at an exercise price of $0.02 per share, subject to adjustment upon the happening of certain events.

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge which superseded a prior agreement we had entered into with Southridge on January 23, 2014 pursuant to which we issued 35,000,000 shares of our common stock for gross proceeds of $684,000. Pursuant to the December Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the December Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

On January 27, 2014, we entered into a securities purchase agreement with the Alpha Capital Anstalt relating to the sale and issuance of a convertible note in the principal amount of $100,000 that matures January 27, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events. On February 25, 2014, we entered into a securities purchase agreement with Alpha Capital Anstalt relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events and (ii) five-year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. On March 18, 2014, we issued under the Securities Purchase Agreement we entered into with Alpha Capital Anstalt on February 25, 2014 a (i) convertible note in the principal amount of $300,000 that matures March 18, 2016 and (ii) five –year warrant (with a cashless exercise feature under certain circumstances) to purchase 7,500,000 shares of our common stock at an exercise price of $.02 per share, subject to adjustment under certain circumstances.

When the investors convert our convertible notes or exercise the warrant, our stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares or shares sold pursuant to the December Equity Purchase Agreement in the marketplace could depress our stock price. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

If we fail to meet the new eligibility requirements of the OTC Market Group, we will no longer be eligible to have our common stock quoted on the OTCQB

 If we fail to maintain a minimum bid price of $0.01 per share one day per each thirty consecutive days, our stock will no longer be eligible to be traded on the OTCQB and will be traded on the pink sheets. Effective May 1, 2014, the OTC Market Group implemented new eligibility standards for companies traded on the OTCQB that will be gradually phased in over a one year period. Investors of companies that do not meet the eligibility requirements will not have the benefit of the additional disclosure requirements of the OTCQB and trading may be more difficult.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of April 10, 2015, we had 398,153,951 shares of common stock outstanding and we had warrants to purchase 22,148,045 shares of common stock and options to purchase 37,034,483 shares of common stock outstanding.

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

RISKS RELATING TO OUR COMPANY

Our financial condition does not currently allow for the growth needed to maintain our strategy of licensing solar power systems and re-entering the residential solar installation business.

Our cash on hand and receivables due to us, along with our current expenses, do not permit capital expenditure into the strategic areas of growth in which we believe we need to invest in in order to increase revenue and target towards profitability. If we are not able to increase our revenue and eventually attain profitability, we will run short of funds and may decide to or may be forced to discontinue our operations.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. In addition, holders of our convertible notes have the right to convert their notes into shares of our Common Stock, subject to a blocker of 9.99% of our outstanding common stock which will result in substantial dilution to our stockholders. In addition, the increase in our number of authorized shares of common stock to 500,000,000 in September 2013 allows us to issue many more shares of common stock.

Future issuances of common shares may be adversely affected by the Equity Line.

The market price of our common stock could decline as a result of issuances and sales by us, including pursuant to the Equity Line under the December Equity Purchase Agreement, or sales by our existing shareholders, of common stock, or the perception that these issuances and sales could occur. Sales by our shareholders might also make it more difficult for us to issue and sell common stock at a time and price that we deem appropriate. It is likely that the sale of shares by Southridge will depress the market price of our common stock.

Draw downs under the December Equity Purchase Agreement may cause dilution to existing shareholders.

Under the terms of the December Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of shares of our common stock. From time to time during the term of the December Equity Purchase Agreement, and at our sole discretion, we may present Southridge with a Draw Down Notice requiring Southridge to purchase shares of our common stock. The purchase price to be paid by Southridge will be 90% of the average of the daily VWAP during the Valuation Period. On the date the Draw Down Notice is delivered to Southridge, we are required to deliver an estimated amount of shares to Southridge’s brokerage account equal to 125% of the Draw Down Amount indicated in the Draw Down Notice divided by the closing bid price of the trading day immediately prior to the date of the Draw Down Notice (“Estimated Shares”). The Valuation Period will begin the first trading day after the Estimated Shares have been delivered to Southridge’s brokerage account and have been cleared for trading and terminate on the tenth day thereafter. At the end of the Valuation Period, if the number of Estimated Shares delivered to Southridge is greater than the shares issuable pursuant to a Draw Down, then Southridge is required to return to us the difference between the Estimated Shares and the actual number of shares issuable pursuant to the Draw Down. If the number of Estimated Shares is less than the shares issuable under the Draw Down, then we are required to issue additional shares to Southridge equal to the difference; provided that the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. The issue and sale of the shares under the December Equity Purchase Agreement may also have an adverse effect on the market price of the common shares. Southridge may resell some, if not all, of the shares that we issue to it under the December Equity Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Southridge in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by Southridge, and because our existing stockholders may disagree with a decision to sell shares to Southridge at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

There is no guarantee that we will satisfy the conditions to the December Equity Purchase Agreement.

Although the December Equity Purchase Agreement provides that we can require Southridge to purchase, at our discretion, up to $5,000,000 worth of shares of our common stock in the aggregate, there can be no assurances given that we will be able to satisfy the closing conditions applicable for each put. Further, there are limitations on the number of shares in that each draw down amount is limited to the lowest closing bid price during the Valuation Period, subject to the floor. In addition, the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding. Other conditions include requiring that the registration statement of which this prospectus forms a part remains effective at all times during the term of the December Equity Purchase Agreement, that there is no material adverse change to our business on the date of delivery of a Draw Down Notice and that our common stock continues to trade of the OTCQB. If we fail to satisfy the applicable closing conditions, we will not be able to sell the put shares to Southridge.

There is no guarantee that we will be able to fully utilize the Equity Line.

There are limitations on the number of put shares that may be sold in each put. The number of put shares that Southridge shall be obligated to purchase in a given put shall not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding. Thus, our ability to access the bulk of the funds available under the December Equity Purchase Agreement depends in part on Southridge’s resale of stock purchased from us in prior puts. If with regard to a particular put, the share volume limitation is reached, we will not be able to sell the proposed put shares to Southridge. Accordingly, the Equity Line may not be available at any given time to satisfy our funding needs.

Sales of put shares under the December Equity Purchase Agreement could result in the possibility of short sales.

Although Southridge has agreed not to enter into any “short sale” (as such term is defined in Rule 200 of Regulation SHO of the Exchange Act), of our common stock, the sale after delivery of a put notice of such number of shares of common stock reasonably expected to be purchased under a put notice is not deemed a “short sale.” Accordingly, Southridge may enter into sales or other arrangements it deems appropriate with respect to shares of our common stock after it receives a put notice under the December Equity Purchase Agreement so long as such sales or arrangements do not involve more than the number of put shares expected to be purchased under the applicable put notice. Any downward pressure on the market price of our common stock due to the issue and sale of common stock under the Equity Line could encourage short sales. If the market price of our common stock decreases during the put period it will reduce the amount paid by Southridge for the put shares. In a short sale, a prospective seller borrows common shares from a shareholder or broker and sells the borrowed common shares. The prospective seller hopes that the common share market price will decline, at which time the seller can purchase common shares at a lower price for delivery back to the lender. The seller profits when the common share market price declines because it is purchasing common shares at a price lower than the sale price of the borrowed common shares. Such sales could place downward pressure on the market price of the common stock by increasing the number of common shares being sold, which could further contribute to any decline of the market price of the common shares.

There is uncertainty as to number of subscription shares and the amount Southridge will pay for the put shares.

The actual number of shares we will issue in any particular put or in total under the December Equity Purchase Agreement is uncertain. Subject to certain limitations in the December Equity Purchase Agreement, we have the discretion to give a put notice at any time throughout the term. The number of shares we must issue after giving a put notice will fluctuate based on the market price of the common shares during the put pricing period. Southridge will receive more shares if the market price of our common stock declines. Since the price per share of each put share will fluctuate based on the market price of our common stock during the put pricing period, the actual amount Southridge will pay for the put shares included in any particular put will decrease if the market price of our common stock declines. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of April 10, 2015, 53,781,201 shares had been sold at an average price of $0.013 per share, resulting in total proceeds of approximately $780,000.

Item 1B.  Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive offices and warehouse premises are located at 2071 Ringwood Ave., Unit C, San Jose, CA 95128. On or around May 1, 2015, our corporate headquarters is relocating to 48900 Milmont Drive, Fremont, CA 94538. Our warehouse lease agreement expired on February 28, 2015 and we are on a month-to-month rental agreement. The monthly rent during 2013 and in January and February 2014 was $7,800. Commencing March 1, 2014, the monthly rent for our warehouse has been $10,500. We consolidated our executive offices with our warehouse premises effective January 1, 2014.

Item 3. Legal Proceedings.

On February 9, 2015, the law firm of Snell & Wilmer LLP filed suit against us in California Superior Court, County of Orange.  The complaint alleges that we have failed to pay Snell & Wilmer fees due to that firm in connection with prior patent prosecution litigation, in an amount of no less than $808,202, plus interest.  We are defending against the claim but the suit is still in its early stages.

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

Fiscal Year Ending December 31, 2014
Quarter Ended	$	High	$	Low
December 31, 2014		$0.02		$0.01
September 30, 2014		$0.03		$0.01
June 30, 2014		$0.04		$0.02
March 31, 2014		$0.05		$0.02

Fiscal Year Ending December 31, 2013
Quarter Ended	High $		Low $
December 31, 2013		$0.05		$0.02
September 30, 2013		$0.05		$0.02
June 30, 2013		$0.06		$0.02
March 31, 2013		$0.13		$0.03

The last reported sale price of our common stock on the OTCQB Marketplace on April 10, 2015, was $02. per share. As of April 10, 2015, there were approximately 29 holders of record of our common stock.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

The following table sets forth a summary of restricted stock activity for the year ended December 31, 2014 and 2013:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance at January 1, 2013	48,073	$2.50
Granted	2,500,000	$0.03
Forfeited/cancelled	(21,798)	$2.46
Released/vested	(635,323)	$0.08
Outstanding and not vested beginning balance at January 1, 2014	1,890,952	$0.05
Granted	—	$—
Forfeited/cancelled	—	$—
Released/vested	(1,883,766)	$0.04
Outstanding and not vested at December 31, 2014	7,186	$2.16

The following table sets forth a summary of stock option activity for the year ended December 31, 2014 and 2013:

	Number of Shares Subject To Option 2014	Weighted-Average Exercise Price	Number of Shares Subject To Option 2013	Weighted-Average Exercise Price
Outstanding beginning balance	6,618,233	$0.11	679,744	$2.82
Granted during the year	30,456,250	0.02	6,400,000	0.03
Forfeited/cancelled/expired during the year	(40,000)	5.15	(461,511)	3.29
Exercised during the year	—	—	—	—
Outstanding as of end of year	37,034,483	$0.03	6,618,233	$0.11
Exercisable as of end of year	5,934,303	$0.09	2,330,650	$0.28
Outstanding and expected to vest	36,916,502	$0.03	6 191,212	$0.11

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by stock holders:
2006 Stock Incentive Plan	37,034,483	$0.02	8,551,550
Equity compensation plans not approved by stock holders	—	$—	—

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

Company Overview

We are a designer and manufacturer of integrated solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. Recently we have re-entered the solar power installation business.

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have seven U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,641, Patent No. 8,505,248, Patent No. 8,813,460, and Patent No. 8,938,919) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3485653 for registration of the mark “Andalay Solar.” In addition to these U.S. patents, we have eight foreign patents. Currently, we have 15 issued patents and nine other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

In February 2009, we began our strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers and do-it-yourself customers.

As a result of our announced exit from the solar panel installation business, our installation business has been reclassified in our financial statements as discontinued operations. The exit from the installation business was essentially completed by the end of the fourth quarter of 2010.

Concentration of Risk

Financial instruments that potentially subject us to credit risk are comprised of cash and cash equivalents, which are maintained at high quality financial institutions. As of December 31, 2014 and 2013, we had no deposits in excess of the Federal Deposit Insurance Corporation limit of $250,000.

Concentration of Risk in Customer Relationships

Supplier Relationships

In May 2013, we entered into a new supply agreement for assembly of our proprietary modules with Environmental Engineering Group Pty Ltd (“EEG”), an assembler of polycrystalline modules located in Australia. In August 2013, we began receiving product from EEG and began shipping product to customers during the third calendar quarter of 2013. In September 2013, we entered into a second supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. In December 2014, we began distributing panels from our new supplier. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2014, Suntech has not sought to enforce its judgment. As of December 31, 2014, we have included in accounts payable in our Condensed Consolidated Balance Sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the year ended December 31, 2014, five customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient, WDC Solar, Inc. (“WDC”), a leading construction, integration and installation of commercial, residential and utility scale solar installations in the Washington D.C. area, JCF Wholesale (“JCF”) a provider of residential and commercial electrical services in Southern California, Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain, and Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana. For the year ended December 31, 2014 and 2013, the percentages of sales of our top five customers are as follows:

	Years Ended December 31,
	2014	2013
Smart Energy Today	13.3%	13.5%
WDC Solar, Inc.	12.0%	14.7%
JCF Wholesale	8.7%	10.6%
Lowe’s	5.9%	6.9%
Sustainable Environmental Enterprises	1.3%	52.8%

The percentage of our gross accounts receivable for our top customers as of December 31, 2014 and 2013, are as follows:

	December 31,
	2014	2013
WDC Solar, Inc.	40.1%	—
Lowe’s	16.8%	—
Sustainable Environmental Enterprises	—	86.7%
Smart Energy Today	6.5%	—

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 39% and 25% of purchases as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, accounts payable included amounts owed to these top three suppliers of approximately $0 and $1.0 million, respectively.

Results of Operations

The following table sets forth, for the years ended December 31st, certain information related to our operations as a percentage of our net revenue:
	2014	%	2013	%

Net revenue	$1,288,985	100.0	$1,124,836	100.0
Cost of goods sold	1,191,390	92.4	1,121,612	99.7
Gross profit	97,595	7.6	3,224	0.3
Operating Expenses
Sales and marketing	366,543	28.4	887,305	78.9
General and administrative	2,263,086	175.6	2,377,703	211.4
Total operating expenses	2,629,629	204.0	3,265,008	290.3
Loss from operations	(2,532,034)	(196.4	(3,261,784)	(290.0
Other Income (Expense)
Interest income (expense), net	(362,955)	(28.2	(65,031)	(5.8
Adjustment to the fair value of embedded derivatives	(50,809)	(3.9	65,962	5.9
Adjustment to the fair value of common stock warrants	—	0.0	9	0.0
Settlement of prior debt owed	769,148	59.7	420,000	37.3
Total other income, net	355,384	27.6	420,940	37.4
Loss before provision for income taxes	(2,176,650)	(168.9	(2,840,844)	(252.6
Provision for income taxes	—		—
Net loss from continuing operations	(2,176,650)	(168.9	(2,840,844)	(252.6
Gain from discontinued operations	324,349	25.2	10,797	1.0
Net loss	(1,852,301)	(143.7	(2,830,047)	(251.6
Preferred stock dividend	(18,927)	(1.5	(153,305)	(13.6
Preferred deemed dividend	—	0.0	(875,304)	(77.8
Net loss attributable to common stockholders	$(1,871,228)	(145.2	$(3,858,656)	(343.0

Net loss per common and common equivalent share (basic and diluted) attributable to common shareholders	$(0.01)		$(0.06)

Weighted average shares used in computing loss per common share: (basic and diluted)	203,814,897		69,170,957

Year Ended December 31, 2014 as compared to Year Ended December 31, 2013

Net revenue

We generate revenue from the sale and installation of solar power systems. For the year ended December 31, 2014, we generated $1.3 million of revenue, an increase of $164,000, or 14.6%, compared to $1.1 million of revenue for the year ended December 31, 2013. The increase in revenue was due to an increase in watts sold, partially offset by a decrease in our average selling price per watt.

Cost of goods sold

Cost of goods sold as a percent of revenue for the year ended December 31, 2014, was 92.4% of net revenue, compared to 99.7% for the year ended December 31, 2013. Gross profit for the year ended December 31, 2014 was $98,000, or 7.6% of revenue, compared to gross profit of $3,000 or 0.3% of revenue for the same period in 2013. The increase in gross profit in the year ended December 31, 2014 compared to the year ended December 31, 2013, was due to lower solar module costs and lower inventory overhead allocations due to increase in revenue.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2014 were $367,000, or 28.4% of net revenue as compared to $887,000, or 78.9% of net revenue for the prior year. The $521,000 decrease in sales and marketing expenses for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to decreases in licensing fees owed to Westinghouse Electric Corporation of $638,000, partially offset by an increase of $78,000 in payroll and commission expense. The decrease in licensing fees was due to the termination of the licensing agreement with Westinghouse Electric. The increase in payroll costs was due to higher headcount.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 were $2.3 million, or 175.6% of net revenue, as compared to $2.4 million, or 211.4% of net revenue during the same period of the prior year. The decrease in general and administrative expense for the year ended December 31, 2014 of $115,000, or 4.8% of net revenue, compared to the same period in 2013, was due primarily to an decrease in rent expense of $112,000, bad debt expense of $55,000, insurance of $66,000, research and development expense of $65,000 and patent filing fees of $14,000, partially offset by an increase in payroll and benefits of $208,000, professional fees of $142,000 and stock compensation expense of $88,000. The decrease in stock compensation expense was due to the timing of restricted stock and stock option grants. The decrease in rent and insurance was due to the consolidation of our administrative offices with our warehouse. The increase in professional fees was primarily due legal and accounting consulting services. The decrease in patent filing fees was due to the filing of patents in the prior year. The increase in payroll and benefits expense was due to higher headcount.

Other Income, net

During the year ended December 31, 2014, other income was $355,000 compared to $421,000 for the year ended December 31, 2013. During the year ended December 31, 2014, we recorded a gain in other income of $769,000 as a result of a favorable settlement on a prior debt owed to a creditor. During the year ended December 31, 2013, we recorded other income of $420,000, net of legal fees, relating to the favorable settlement of a legal dispute relating to a supply agreement with a former customer.

Interest, net

During the year ended December 31, 2014, net interest expense was approximately $363,000 compared with net interest expense of $65,000 for the same period in 2013. The increase in interest expense was associated with the increase in notes payable and convertible debt.

Adjustment to the fair value of embedded derivatives

During the year ended December 31, 2014, we recorded mark-to-market adjustments to reflect the fair value of embedded derivatives, resulting in a loss of approximately $51,000 in our consolidated statements of operations.

Adjustment to the fair value of common stock warrants

During the year ended December 31, 2013, the fair value of the warrants was reduced to zero as a result of the decrease in the price of our common stock.

Income taxes

During the year ended December 31, 2014 and 2013, there was no income tax expense or benefit for federal and state income taxes reflected in our consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax assets.

Net loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2014 was $2.2 million, compared to a net loss from continuing operations of $2.8 million for the year ended December 31, 2013.

Gain from discontinued operations

During the year ended December 31, 2014, we recorded a $324,000 gain from discontinued operations compared to a gain of $11,000 in the prior year. During the year ended December 31, 2014, we re-evaluated our warranty liability related to our discontinued installation operations and in conjunction with re-entering the installation operations, we reduced the liability by approximately $324,000.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For each of the two years in the period ending December 31, 2014, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of December 31, 2014, we had approximately $62,000 of cash on hand.  We intend to address ongoing working capital needs through sales of products, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which merger was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

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

On January 22, 2014, we entered into a Settlement of Potential Claims Agreement (the “ASC Agreement”) with ASC Recap LLC (“ASC”), an entity affiliated with Southridge. Pursuant to the ASC Agreement, ASC has offered to purchase (and in one (1) case has already purchased) approximately $3.7 million of our prior debt owed to four creditors (“Creditors”) for past due services at a substantial discount to face value to which we have agreed to issue to ASC certain shares of our common stock in a §3(a)(10) 1933 Act proceeding. The shares of common stock that we have agreed to issue to ASC in full payment for, and as a release of any debt it purchases from the Creditors, is anticipated to have, upon issuance, a market value equal to approximately 25% of the principal amount of our outstanding debt. In the case of the debt ASC already purchased from one (1) Creditor, we entered into a Settlement Agreement and Stipulation that was filed with the Circuit Court of the Second Judicial Circuit, Leon County, Florida pursuant to which we agreed, subject to court approval,  to issue shares of our common stock that generate proceeds in the amount of $250,000 in full settlement of a claim in the amount of $1,027,705 that ASC Recap acquired from one Creditor (the value of the stock that we agreed to issue was two hundred and fifty percent (250%) of the discounted purchase price ASC paid to purchase the debt from the Creditor, and approximately 25% of the original amount we owed to the Creditor).  The court subsequently approved the settlement and 8,079,800 shares were issued,

Convertible Notes payable

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

We have the option of repaying the outstanding principal amount of the convertible notes, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the convertible notes, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full, except for the Equity Line we have with Southridge.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a loss for the year ended December 31, 2014 of $51,000 on our convertible notes.

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

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31, November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which mature on March 31, April 30 and May 31, 2015, respectively. On July 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $10,000, which matures on June 30, 2015. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. As of December 31, 2014, convertible notes in the principal amount of $940,000, along with accrued interest of $68,319, were converted into 50,439,751 shares of our common stock.

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the agreement for one year, and to exchange the $500,000 plus interest owing under the agreement for a one year, 8%, convertible note.  We are no longer able to make borrowings under the agreement.

Equity Purchase Agreement

On December 10, 2014, we entered into an Equity Purchase Agreement (the “December Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on January 23, 2014 (the “Prior Equity Purchase Agreement”).  The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement.

Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the December Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

We intend to draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the December Equity Purchase Agreement. The purchase price for our shares to be paid by Southridge will be 90% of the volume weighted average price (total dollar value traded for all transactions (share price multiplied by number of shares traded) divided by the total quantity of shares traded for the day) on the principal market for each of the trading days of our common stock during the ten (10) trading days immediately following the clearing date. On the date the Draw Down Notice is delivered to Southridge, we are required to deliver an estimated amount of shares to Southridge’s brokerage account equal to 125% of the Draw Down Amount indicated in the Draw Down Notice divided by the closing bid price of the trading day immediately prior to the date of the Draw Down Notice (“Estimated Shares”). The Valuation Period will begin the first trading day after the Estimated Shares have been delivered to Southridge’s brokerage account and have been cleared for trading and terminates on the tenth day thereafter.  At the end of the Valuation Period, if the number of Estimated Shares delivered to Southridge is greater than the shares issuable pursuant to a Draw Down, then Southridge is required to return to us the difference between the Estimated Shares and the actual number of shares issuable pursuant to the Draw Down.  If the number of Estimated Shares is less the shares issuable under the Draw Down, then we are required to issue additional shares to Southridge equal to the difference; provided that the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding.  As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. If we fail to satisfy the applicable closing conditions, we will not be able to sell the put shares to Southridge.

There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put.  During such time, we are not entitled to deliver another put notice.

The conditions under which we will not be entitled to put shares to Southridge, including the following:

·	we will not be entitled to put shares to Southridge unless there is an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), to cover the resale of the shares by Southridge;
•	we will not be entitled to put shares to Southridge unless our common stock continues to be quoted on the OTCQB and has not been suspended from trading;
·	we will not be entitled to put shares to Southridge if an injunction shall have been issued and remain in force against us, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Southridge;
·	we will not be entitled to put shares to Southridge if we have not complied with our obligations and are otherwise in breach of or in default under, the Equity Purchase Agreement, our registration rights agreement with Southridge (the “Registration Rights Agreement”) or any other agreement executed in connection therewith with Southridge;
·	we will not be entitled to put shares to Southridge to the extent that such shares would cause Southridge’s beneficial ownership to exceed 9.99% of our outstanding shares; and
•	we will not be entitled to put shares to Southridge if we take any of the following actions on any trading day after a Draw Down Notice is delivered:

a)	subdivide or combine shares of common stock;
b)	pay a dividend in shares of common stock or make any other distribution of shares of common stock, except for dividends paid with respect to any series of preferred stock authorized by us, whether existing now or in the future;
c)	issue any options or other rights to subscribe for or purchase shares of common stock other than pursuant to the Equity Purchase Agreement, and other than options or stock grants issued or issuable to directors, officers and employees pursuant to a stock option program, whereby the price per share for which shares of common stock may at any time thereafter be issuable pursuant to such options or other rights shall be less than the closing bid price in effect immediately prior to such issuance;
d)	issue any securities convertible into or exchangeable for shares of common stock and the consideration per share for which shares of common stock may at any time thereafter be issuable pursuant to the terms of such convertible or exchangeable securities shall be less than the closing bid price in effect immediately prior to such issuance;
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

The December Equity Purchase Agreement further provides that Southridge is entitled to customary indemnification from us for any losses or liabilities it suffers as a result of any material misrepresentation, breach of warranty or nonfulfillment of or a failure to perform any material covenant or agreement contained in the December Equity Purchase Agreement.

The December Equity Purchase Agreement also contains representations and warranties of each of the parties.

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1 million shares of our common stock (having a value of $17,900 based upon the closing price of our common stock on December 5, 2014), of which 500,000 shares of our common stock were issued to Southridge on the date that the registration statement was declared effective, January 16, 2015,  and the remaining 500,000 shares of common stock were issued on the date that we delivered our first Draw Down Notice to Southridge.

On December 10, 2014, we also entered into a Registration Rights Agreement with Southridge pursuant to which we registered shares of the common stock to be issued to Southridge in connection with the December Equity Purchase Agreement.

We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of April 10, 2015, 53,781,201 shares had been sold at an average price of $0.013 per share, resulting in total proceeds of approximately $780,000.

Equity Financing Activity

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

On February 15, 2013, we entered into a securities purchase agreement with an institutional accredited investor relating to the sale and issuance of up to 1,180 shares of our newly created Series D Preferred Stock at a price per share equal to the stated value, which is $1,000 per share, for aggregate proceeds of up to $1,000,000. At the initial closing, concurrent with entering the agreement, we issued 150 shares of Series D Preferred, for initial aggregate proceeds of $150,000. After the initial closing, the securities purchase agreement permits the purchaser to exercise a “call” right to purchase additional Series D Preferred in multiple draw downs from time to time until December 31, 2013, subject to certain limits, terms and conditions. In March 2013, we and certain investors entered into a letter agreement to the securities purchase agreement dated as of February 15, 2013, modifying the number of shares of Series D Preferred Stock to be issued upon settlement of any purchaser draw downs made on or after March 18, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by the Company and the purchaser, which shall not be higher than 1.67. Subsequently, on March 21, 2013, we issued 167 shares of Series D Preferred for aggregate proceeds of $100,000. On May 13, 2013, we entered into a letter agreement amendment to the securities purchase agreement dated as of February 15, 2013 with certain investors, modifying the number of shares of Series D Preferred Stock that may be issued upon draw downs made on or after May 13, 2013, equal to the purchaser investment amount divided by the stated value multiplied by a number agreed upon by us and the purchaser, which shall not be higher than 3.34. The corresponding conversion price into underlying shares of our common stock is $0.03 per share. On May 13, 2013, we issued 583 shares of Series D Preferred to an investor for aggregate proceeds of $175,000. As a result of the contingent conversion feature on the Series C Preferred, which reduced the conversion price from $0.05 to $0.03 per share on the total 260 shares of Series C Preferred Stock issued and outstanding at May 13, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $104,000. On August 30, 2013, we entered into an agreement to sell $200,000 in convertible notes. As a result of the sale of these convertible notes and as a result of the contingent conversion feature on the Series C Preferred and Series D Preferred, which reduced the conversion price from $0.03 to $0.02 per share on the Series C and from $0.10 to $0.02 per share on the Series D on the total 147 shares and 930 shares, respectively, of Series C Preferred Stock and Series D Preferred Stock issued and outstanding at August 30, 2013, and which resulted in an increase in the number of common shares issuable, we recognized additional preferred deemed dividends of $36,000 on the Series C Preferred Stock and $465,000 on the Series D Preferred Stock. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend. As a result of the $500,000 loan and security agreement entered into on September 30, 2013, we issued to the lender 50 shares of our Series D Preferred stock for the $50,000 loan origination fee.

During the year ended December 31, 2014, the remaining 467 shares of Series B Preferred Stock were converted into 21,020,015 shares of common stock, the remaining 87 shares of Series C Preferred Stock were converted into 4,333,350 shares of common stock and the remaining 860 shares of Series D Preferred Stock were converted into 43,000,000 shares of common stock.

Cash Flow Analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of December 31, 2014, we had approximately $62,000 in cash on hand.

Cash used in operating activities was approximately $1.2 million for the year ended December 31, 2014. Cash provided by operating activities was primarily due our net loss adjusted for non-cash items of $2.0 million, partially offset by a $412,000 decrease in accounts receivable, a $159,000 decrease in prepaid expenses and other current assets, a $58,000 decrease in inventory, and a $325,000 increase in accounts payable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash provided by financing activities was approximately $1.1 million for the year ended December 31, 2014. During the year ended December 31, 2014, we received $600,000 in proceeds from borrowings on long-term debt and $677,000 in proceeds from an Equity Purchase Agreement, less $37,000 in payment of placement agent fees, and repayment of $142,000 in notes payable.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements as filed in our Annual Report on Form 10-K for the year ended December 31, 2014, provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Discontinued operations. Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (ASC) 360, “Impairment or Disposal of Long-Lived Assets,” (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction. On September 10, 2010, we announced that we were exiting the solar panel installation business. The exit from the installation business was essentially completed at the end of the fourth quarter of 2010. The exit from the installation business was therefore classified as discontinued operations for all periods presented under the requirements of ASC 360. In the fourth quarter of 2014, we re-entered the residential and commercial installation business in the. As a result of re-entering the installation business, we reclassified our discontinued operations into continuing operations.

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

Patent costs. We capitalize external legal costs and filing fees associated with obtaining or defending our patents and amortize these costs using the straight-line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful lives we assigned to these assets, approximately 10 years as of December 31, 2014, are reasonable. We periodically review our patents to determine whether any such costs have been impaired and are no longer being used. To the extent we no longer use certain patents, the associated costs will be written-off at that time.

Stock-based compensation.  We use the Black-Scholes-Merton Option Pricing Model (Black-Scholes) to estimate fair value of our employee and our non-employee director stock-based awards. Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. We measure compensation expense for non-employee stock-based compensation under ASC 505-50, “Equity-Based Payments to Non-Employees.”  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The estimated fair value is measured utilizing Black-Scholes using the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

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

Interest Rate Risk

Our exposure to interest rate risk at December 31, 2014 is primarily related to our outstanding balance on our long-term debt and line of credit.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as product we purchase from manufacturers outside the United States are denominated in U.S. currency.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Andalay Solar, Inc.

We have audited the accompanying consolidated balance sheets of Andalay Solar, Inc. (formerly Westinghouse Solar, Inc.) and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Andalay Solar, Inc. (formerly Westinghouse Solar, Inc.) and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
April 15, 2015

Andalay Solar, Inc.
Consolidated Balance Sheets
	December 31,
	2014	2013
Assets
Current assets:
Cash	$61,542	$150,081
Accounts receivable, net	118,456	567,523
Other receivables	—	21,378
Inventory	728,372	786,636
Prepaid expenses and other current assets	280,066	317,510
Total current assets	1,188,436	1,843,128
Property and equipment, net	699	13,854
Patents, net	1,131,327	1,244,712
Other assets, net	240,478	363,711
Total assets	$2,560,940	$3,465,405

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,345,361	$4,199,511
Accrued liabilities	104,229	89,730
Deferred revenue	15,450	—
Accrued warranty	938,466	1,312,918
Credit facility	500,000	500,000
Capital lease obligations – current portion	—	299
Derivative liability – embedded conversion feature	129,598	177,927
Note payable – short-term	109,164	129,839
Convertible notes – short-term	30,000	60,000
Total current liabilities	5,172,268	6,470,224

Convertible notes	343,499	382,084
Total liabilities	5,515,767	6,852,308

Commitments and contingencies (Note 17)

Series C convertible redeemable preferred stock, $0.001 par value; 0 and 87 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	163,998

Series D convertible redeemable preferred stock, $0.001 par value; 0 and 860 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	858,565

Stockholders’ deficit:
Series B convertible redeemable preferred stock, $0.001 par value; 0 and 467 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	146,224
Common stock, $0.001 par value; 500,000,000 shares authorized; 279,475,332 and 116,339,293 shares issued and outstanding as of December 31, 2014 and 2013, respectively	279,475	116,339
Additional paid-in capital	82,026,952	78,717,997
Accumulated deficit	(85,261,254)	(83,390,026)
Total stockholders’ deficit	(2,954,827)	(4,409,466)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$2,560,940	$3,465,405

The accompanying notes are an integral part of these consolidated financial statements.

Andalay Solar, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013

Net revenue	$1,288,985	$1,124,836
Cost of goods sold	1,191,390	1,121,612
Gross profit	97,595	3,224
Operating Expenses
Sales and marketing	366,543	887,305
General and administrative	2,263,086	2,377,703
Total operating expenses	2,629,629	3,265,008
Loss from operations	(2,532,034)	(3,261,784)
Other Income (Expense)
Interest income (expense), net	(362,955)	(65,031)
Adjustment to the fair value of embedded derivatives	(50,809)	65,962
Adjustment to the fair value of common stock warrants	—	9
Settlement of prior debt owed	769,148	420,000
Total other income, net	355,384	420,940
Loss before provision for income taxes	(2,176,650)	(2,840,844)
Provision for income taxes	—	—
Net loss from continuing operations	(2,176,650)	(2,840,844)
Gain from discontinued operations	324,349	10,797
Net loss	(1,852,301)	(2,830,047)
Preferred stock dividend	(18,927)	(153,305)
Preferred deemed dividend	—	(875,304)
Net loss attributable to common stockholders	$(1,871,228)	$(3,858,656)

Net loss per common and common equivalent share (basic and diluted) attributable to common shareholders	$(0.01)	$(0.06)

Weighted average shares used in computing loss per common share: (basic and diluted)	203,814,897	69,170,957

The accompanying notes are an integral part of these consolidated financial statements.

Andalay Solar, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit
	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Series B Convertible Redeemable Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of January 1, 2013	800	$983,747	—	$—	2,243	$741,171	26,924,643	$26,916	$76,455,063	$(79,611,493)	$(2,388,343)
Issuance of Series C convertible redeemable preferred stock for cash	75	75,000	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible redeemable preferred stock for cash, net	—	—	950	475,000	—	—	—	—	—	—	—
Return of Series D convertible redeemable preferred stock	—	—	(200)	(80,123)	—	—	—	—	—	80,123	80,123
Issuance of Series D convertible redeemable preferred stock for payment of financial advisor fees	—	—	230	230,000	—	—	—	—	—	—	—
Preferred deemed dividend	—	410,227	—	465,077	—	—	—	—	—	(875,304)	(875,304)
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(1,776)	(594,947)	58,277,813	58,278	536,669	—	—
Conversion of Series C Convertible Redeemable preferred stock to common stock	(788)	(1,304,976)	—	—	—	—	18,477,766	18,478	1,286,498	—	1,304,976
Conversion of Series D Convertible Redeemable preferred stock to common stock	—	—	(120)	(180,010)	—	—	6,000,000	6,000	174,010	—	180,010
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	4,310,661	4,313	148,992	(153,305)	—
Grant of warrant on issuance of convertible note	—	—	—	—	—	—	—	—	53,623	—	53,623
Placement agent and registration fees and other direct costs	—	—	—	(51,379)	—	—	—	—	(40,602)	—	(40,602)
Grants of restricted stock, net of forfeitures and repurchases for employee taxes	—	—	—	—	—	—	2,348,410	2,354	(6,456)	—	(4,102)
Stock-based compensation	—	—	—	—	—	—	—	—	110,200		110,200
Net loss	—	—	—	—	—	—	—	—	—	(2,830,047)	(2,830,047)
Balance as of December 31, 2013	87	163,998	860	858,565	467	146,224	116,339,293	116,339	78,717,997	(83,390,026)	(4,409,466)
Issuance of common stock pursuant to registration statement	—	—	—	—	—	—	44,079,800	44,080	882,510	—	926,590
Issuance of common stock upon conversion of note payable	—	—	—	—	—	—	50,439,751	50,439	957,880	—	1,008,319
Conversion of Series B Convertible Redeemable preferred stock to common stock	—	—	—	—	(467)	(146,224)	21,020,015	21,020	125,204	—	—
Conversion of Series C Convertible Redeemable preferred stock to common stock	(87)	(163,998)	—	—	—	—	4,333,350	4,333	159,665	—	163,998
Conversion of Series D Convertible Redeemable preferred stock to common stock	—	—	(860)	(858,565)	—	—	43,000,000	43,000	815,565	—	858,565
Convertible Redeemable Preferred Stock dividends paid in common stock	—	—	—	—	—	—	643,520	644	18,283	(18,927)	—
Convertible note embedded derivative and warrants, accretion of note to face value	—	—	—	—	—	—	—	—	170,767	—	170,767
Placement agent and registration fees and other direct costs	—	—	—	—	—	—	—	—	(36,618)	—	(36,618)
Shares repurchased for employee taxes	—	—	—	—	—	—	(380,397)	(380)	(8,312)	—	(8,692)
Stock-based compensation	—	—	—	—	—	—	—	—	224,011		224,011
Net loss	—	—	—	—	—	—	—	—	—	(1,852,301)	(1,852,301)
Balance as of December 31, 2014	—	$—	—	$—	—	$—	279,475,332	$279,475	$82,026,952	$(85,261,254)	$(2,954,827)

The accompanying notes are an integral part of these consolidated financial statements.

 Andalay Solar, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,852,301)	$(2,830,047)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	13,155	33,023
Amortization of patents	113,385	113,071
Bad debt expense	36,763	92,224
Adjustment to the fair value of embedded derivatives	50,809	(65,962)
Accretion of interest on convertible notes	168,708	21,889
Unrealized gain on fair value adjustment of common stock warrants	—	(9)
Stock-based compensation expense	224,011	110,200
Non-cash settlement of prior debt owed	(769,148)	—
Changes in assets and liabilities:
Accounts receivable	412,304	(293,902)
Other receivables	21,378	100,612
Inventory	58,264	209,077
Prepaid expenses and other current assets	158,544	246,669
Other assets	123,233	1,706
Accounts payable	324,998	1,159,974
Accrued liabilities and accrued warranty	(276,657)	(461,100)
Deferred revenue	15,450	—
Net cash used in operating activities	(1,177,104)	(1,562,575)

Cash flows from financing activities
Borrowing on long-term debt	600,000	650,000
Repayment of notes payable	(142,416)	(14,232)
Borrowing on line of credit, net	—	500,000
Repayments on capital lease obligations	(299)	(4,414)
Proceeds from securities purchase agreement	676,590	550,000
Payment of placement agent and registration fees and other direct costs	(36,618)	(91,981)
Employee taxes paid for vesting of restricted stock	(8,692)	(4,102)
Net cash provided by financing activities	1,088,565	1,585,271
Net (decrease) increase in cash	(88,539)	22,696
Cash
Beginning of year	150,081	127,385
End of year	$61,542	$150,081

Supplemental cash flows disclosures:
Cash paid during the period for interest	$57,580	$6,759
Supplemental disclosure of non-cash financing activity:
Embedded derivatives on convertible note issuances	$122,630	$243,889
Grant of warrant on issuance of convertible note	$170,767	$53,623
Preferred deemed dividend	$—	$875,304
Conversion of preferred stock to common stock	$1,168,787	$2,079,933
Conversion of convertible note to common stock	$786,551	$—
Preferred stock dividends paid in common stock	$18,927	$153,305
Return of Series D convertible preferred stock	$—	$80,123
Note payable obtained to finance prepaid insurance	$121,100	$144,071
Preferred stock issued for payment of financial advisor fees	$—	$230,000
Note payable issued as payment of financial advisor fees	$160,000	$60,000
Common stock issued to settle claim	$250,000	$—
Embedded derivative converted to equity	$221,768	$—

The accompanying notes are an integral part of these consolidated financial statements.

Andalay Solar, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

1. Description of Business

Andalay Solar, Inc. and its subsidiaries (Andalay Solar, the Company, we, us or our) is a designer and manufacturer of integrated solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. Recently we have re-entered the solar power installation business.

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have seven U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,641, Patent No. 8,505,248, Patent No. 8,813,460, and Patent No. 8,938,919) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 3485653 for registration of the mark “Andalay Solar.” In addition to these U.S. patents, we have eight foreign patents. Currently, we have 15 issued patents and nine other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the United States Patent and Trademark Office (“USPTO”) and foreign patent offices.

In February 2009, we began our strategic relationship with Enphase, a leading manufacturer of microinverters, to develop and market solar panel systems with ordinary AC house current output instead of high voltage DC output. We introduced Andalay AC panel products and began offering them to our customers in the second quarter of 2009. Andalay AC panels cost less to install, are safer, and generally provide higher energy output than ordinary DC panels. Andalay AC panels deliver 5-25% more energy compared to ordinary panels, produce safe household AC power, and have built-in panel level monitoring, racking, wiring, grounding and microinverters. With 80% fewer parts and 5 – 25% better performance than ordinary DC panels, we believe Andalay AC panels are an ideal solution for solar installers and do-it-yourself customers.

On May 7, 2012, we announced the execution of an agreement and plan of merger with CBD Energy Limited, an Australian corporation (CBD), which contemplated a merger in which CBD would become our parent company. The targeted completion of the merger was repeatedly delayed and on July 18, 2013 we terminated the merger. During such merger delays, our supply relationships had been disrupted, leading to a significant decline in our revenue and the implementation of significant cost reductions, including the lay-off of employees during the time we pursued the merger. Since the termination of the merger, we have been committed to focus our attention on rebuilding our core business, expanding our current product offering and exploring strategic opportunities.

In September 2013, we entered into a supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., (Tianwei) a panel supplier located in China. We began receiving initial shipments from Tianwei in February 2014 but ended our relationship in June 2014.

On July 16, 2014, we entered into an agreement for supply of solar photovoltaic (“PV”) modules with Auxin Solar Inc. These modules are assembled in the United States and we began distributing these panels from our new supplier in December 2014.

Prior to September 2010, we were also in the solar power system installation business and we had completed over 4,300 solar power installations for customers in California, New York, New Jersey, Pennsylvania, Colorado and Connecticut since the commencement of our operations in 2001. In early 2009, we closed our non-California offices on the east coast and in Colorado and began distributing our solar power systems to customers outside of California. In September 2010, we made the strategic decision to exit our California solar panel installation business and expand our solar panel distribution network to dealers and other installers in California, by far the largest solar market in the United States. However, we recently made the decision to re-enter the solar panel installation business on a limited basis. Our business is now focused on design and manufacturing activities, and sales of our solar power systems to solar installers, trade workers and retailers through distribution partnerships, our dealer network and retail home improvement outlets as well as installation of our panels.

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

2. Summary of Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. We have incurred net losses and negative cash flows from operations for each of the years ended December 31, 2014 and 2013. During recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of December 31, 2014, we had approximately $62,000 in cash on hand.  We intend to address ongoing working capital needs through sales of remaining inventory, along with raising additional debt and equity financing.  In January 2013, our board of directors approved actions to dramatically reduce our variable operating costs, including a 12 person employee headcount reduction effective January 15, 2013, for the period through the anticipated merger closing with CBD, which was terminated in July 2013. No restructuring charges or severance payments were incurred.  Our revenue levels remain difficult to predict, and as we anticipate we will continue to sustain losses in the near term, we cannot assure investors that we will be successful in reaching break-even.

During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of our former panel suppliers, Suntech and Lightway. We currently have no unshipped orders from these suppliers. In September 2013, we entered into a supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. In December 2014, we began distributing panels from our new supplier. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

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

Convertible Notes payable

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures on January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures on February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures on March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

We have the option of repaying the outstanding principal amount of the convertible notes, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days’ notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the convertible notes, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the year ended December 31, 2014 of $51,000 on a total of six convertible notes.

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

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31, November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which mature on March 31, April 30 and May 31, 2015, respectively. On July 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $10,000, which matures on June 30, 2015. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. During 2014, convertible notes in the principal amount of approximately $940,000, along with accrued interest of $68,319, were converted into 50,439,751 shares of our common stock.

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that can be borrowed under the Agreement is $500,000. We have the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances are secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the agreement for one year, and to exchange the $500,000 plus interest owing under the agreement for a one year, 8%, convertible note. We are no longer able to make borrowings under the line of credit agreement.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments. As of December 31, 2014 and 2013, we had no cash equivalents.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. We do not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2014 and 2013.

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 10 years as of December 31, 2014, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Costs associated with patents currently held are approximately $1.1 million, net of approximately $314,000 of accumulated amortization, are included in patents, net as of December 31, 2014, and are being amortized over the estimated useful life, which was determined to be seventeen years. Amortization expense of patents was approximately $113,000 in each of the years ended December 31, 2014 and 2013. Estimated amortization expense of patents for the five years subsequent to December 31, 2013, is approximately $113,000 per year. Capitalized filing fees associated with obtaining new patents not yet issued and defense of existing patents (not yet resolved) of approximately $141,000 are included in other assets as December 31, 2014.

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

We re-entered the residential and commercial installation business in the fourth quarter 2014. As a result of re-entering the installation business, we reclassified our discontinued operations into continuing operations.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $371,000 as of December 31, 2014 and $345,000 as of December 31, 2013, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	Years Ended
	2014	2013
Beginning accrued warranty balance	$1,312,918	$1,372,342
Reduction for labor payments and claims made under the warranty	(75,966)	(79,134)
Accruals related to warranties issued during the period	25,863	19,710
Adjustment to warranty liability for discontinued operations	(324,349)	—
Ending accrued warranty balance	$938,466	$1,312,918

We previously recorded a provision for warranty liability related to our discontinued installation operations. We provided for a 5-year or a 10-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer warranty. During the year ended December 31, 2014, we re-evaluated our warranty liability related to our discontinued installation operations right before and in conjunction with re-entering the installation operations, we reduced the liability by approximately $324,000. This reduction to the liabilities for discontinued operations was recorded as a gain from operations of discontinued operations. The remaining warranty liability related to our previously discontinued operations was reclassified into current liabilities and has been included in “Accrued warranty.” Defective solar panels or inverters are covered under the manufacturer warranty. In the event that a panel or inverter needs to be replaced, we will replace the defective item within the manufacturer’s warranty period (between 5-25 years).

Fair Value of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable, accrued liabilities and the outstanding credit facility approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

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

Advertising

We expense advertising costs as incurred. Advertising expense, included in “Sales and marketing expenses,” for the years ended December 31, 2014 and 2013, was approximately $15,000 and $16,000, respectively.

Research and Development Costs

Research and development expenses, which include the cost of activities that are useful in developing new products, processes or techniques, as well as expenses for activities that may significantly improve existing products or processes are expensed as incurred. In the years ended December 31, 2014 and 2013, we expensed approximately $178,000 and $243,000, respectively, in costs related to research and development activities that are included under general and administrative expenses on the consolidated statements of operations.

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

Earnings Per Share

We follow Accounting Standards Codification (ASC) 260 (ASC 260), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC, Earnings Per Share.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2014	2013
Basic:
Numerator:
Net loss	$(1,852,301)	$(2,830,047)
Preferred deemed dividend and preferred stock dividend	(18,927)	(1,028,609)
Less: Net loss allocated to participating securities	6,005	12,503
	$(1,865,223)	$(3,846,153)
Denominator:
Weighted-average shares outstanding	204,471,018	69,477,915
Weighted-average unvested restricted shares outstanding	(656,121)	(306,958)
Denominator for basic net loss per share	203,814,897	69,170,957

Basic net loss per share attributable to common stockholders	$(0.01)	$(0.06)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	December 31, 2014	December 31, 2013
Stock options outstanding	37,034,483	5,368,233
Unvested restricted stock	7,186	1,890,952
Warrants to purchase common stock	22,148,045	9,648,045
Preferred stock convertible into common stock	—	68,353,582

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We are engaged in two business segments; (i) we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets, and (ii) we market, sell, design and install systems for residential and commercial customers. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. We re-entered the residential and commercial installation business in the fourth quarter 2014, and we do not report separate segment information because these sales are not material for the year ended December 31, 2014.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Andalay Solar and Fairview, pursuant to the Merger as described in Note 1. We also have two wholly-owned subsidiaries as of December 31, 2014 and 2013. Akeena Corp. is a wholly-owned subsidiaries of Andalay Solar, Inc. All inter-company accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations by requiring that in order for a disposal to qualify as a discontinued operation, the disposal must represent a strategic shift that has (or will have) a major effect on the entity's operations and financial results. ASU 2014-08 also requires additional disclosures both for discontinued operations and individually significant components of an entity that do not qualify as discontinued operations. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014, with early adoption permitted. We adopted the provisions of ASU 2014-08 and such adoption did not have a material impact on our consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

During the year ended December 31, 2014, we re-evaluated our warranty liability related to our discontinued installation operations right before and in conjunction with re-entering the installation operations, and reduced the liability by approximately $324,000. This reduction to the liabilities for discontinued operations was recorded as a gain from operations of discontinued operations. The remaining warranty liability related to our previously discontinued operations was reclassified into current liabilities and has been included in “Accrued warranty.”

We entered into a Supply and Warranty Agreement and Master Assignment Agreement with Real Goods Solar, Inc. (Real Goods), pursuant to which Real Goods has agreed to perform certain warranty work. The terms of the agreement provide that an escrow account be established as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for this warranty work. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow account. The amount is reflected in other assets in the consolidated balance sheets. The escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement. In December 2014, $110,000 of the funds in escrow were returned by Real Goods.

4. Accounts Receivable

Accounts receivable consists of the following:
	December 31, 2014	December 31, 2013
Trade accounts	$154,172	$575,375
Less: Allowance for bad debts	(24,882)	(2,899)
Less: Allowance for returns	(10,834)	(4,953)
	$118,456	$567,523

The following table summarizes the allowance for doubtful accounts as of December 31, 2014 and 2013:

	Balance as of Beginning of Period	Provisions, net	Write-Off	Balance as of End of Period
Year ended December 31, 2014	$2,899	$36,763	$(14,780)	$24,882
Year ended December 31, 2013	$108,750	$92,224	$(198,075)	$2,899

5. Inventory

Inventory consists of the following:

	December 31, 2014	December 31, 2013
Finished goods	$669,706	$654,970
Work in process	58,666	131,666
	$728,372	$786,636

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:
	December 31, 2014	December 31, 2013
Prepaid insurance	$116,243	$152,812
Prepaid - other	46,471	68,906
Vendor deposits	117,352	95,792
	$280,066	$317,510

7. Property and Equipment, Net

Property and equipment, net consist of the following:
	December 31, 2014	December 31, 2013
Office equipment	$436,051	$436,051
Leasehold improvements	123,278	123,278
Vehicles	17,992	17,992
	577,321	577,321
Less: Accumulated depreciation and amortization	(576,622)	(563,467)
	$699	$13,854

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $13,155 and $33,000, respectively. Depreciation expense related to leasehold improvements and equipment in our warehouse is allocated to cost of goods sold. All other depreciation is included in general and administrative expense.

8. Accrued Liabilities

Accrued liabilities consist of the following:
	December 31, 2014	December 31, 2013
Accrued salaries, wages, benefits and bonus	$45,586	$45,456
Sales tax payable	662	4,409
Customer deposit payable	41,265	580
Accrued interest	5,683	6,288
Other accrued liabilities	11,033	32,997
	$104,229	$89,730

9. Convertible Notes Payable and Credit Facility

Convertible Notes payable

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.

In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

As of December 31, 2014, convertible notes in the principal amount of $940,000, along with accrued interest of $68,319, were converted into 50,439,751 shares of our common stock.

We have the option of repaying the outstanding principal amount of the convertible notes, in whole or in part, by paying the purchaser a sum of money equal to one hundred and twenty percent (120%) of the principal together with accrued but unpaid interest upon 30 days’ notice, subject to certain beneficial ownership limits. For so long as we have any obligation under the convertible notes, we have agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. We are also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full, except for the Equity Line we have with Southridge.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the year ended December 31, 2014 of $51,000 on a total of six convertible notes.

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

Below is a table showing the convertible notes payable, the derivative liability and fair value of the warrants as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Convertible notes payable	$520,000	$650,000
Convertible notes payable issued for financial advisory services	10,000	60,000
Less: Derivative liability	(93,376)	(243,889)
Less: Relative fair value of warrants	(170,767)	(53,623)
Accreted interest	79,358	21,889
Accrued interest	28,284	7,707
Convertible notes payable, net	373,499	442,084
Less current portion	(30,000)	(60,000)
	$343,499	$382,084

Line of credit

On September 30, 2013, we entered into a loan and security agreement with Alpha Capital Anstalt and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that could be borrowed under the Agreement is $500,000. We had the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances were secured by a lien on all of our assets. All advances under the agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the agreement for one year, and to exchange the $500,000 plus interest owing under the agreement for a one year, 8%, convertible note. We are no longer able to make borrowings under the agreement.

10. Long-term Debt

Long-term debt

Our long-term debt consists of three convertible notes amounting to an aggregate principal amount of $500,000, and are scheduled to mature in 2016.

11. Stockholders’ Equity

We have 501,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of September 30, 2014, we have authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, and (iv) 1,180 shares of our Series D 8% Convertible Preferred Stock, par value $0.001. All preferred stock has been converted or cancelled and none remain outstanding

On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Prior Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Prior Equity Purchase Agreement and issued 12,541,806 shares of our common stock, of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 was received on April 16, 2014. On April 17, 2014, we issued 8,079,800 shares of our common stock in a Section 3(a) (10) proceeding that generated proceeds in the amount of $250,000 in full settlement of a claim (see Note 17. Commitments and Contingencies). On June 4, 2014, June 18, 2014, July 8, 2014, and October 25, 2014, we submitted additional take-down requests for $100,000, $100,000, $125,000, and approximately $52,000 respectively, pursuant to the terms of the Prior Equity Purchase Agreement. We issued a total of 44,079,800 shares of our common stock at an average price of $0.02 per share pursuant to the terms of the Prior Equity Purchase Agreement.

Pursuant to the terms of our Equity Purchase Agreement, a placement fee of 1 million shares of unregistered common stock was due to Southridge pursuant to the terms of the Equity Purchase Agreement. During March 2014, we issued 500,000 shares of unregistered common stock due upon the declaration of effectiveness of our Form S-1/A by the Securities and Exchange Commission of our Form S-1/A. In April 2014, we issued the remaining 500,000 shares of unregistered common stock to Southridge upon the completion of our initial take-down request under the Prior Equity Purchase Agreement.

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge, that superseded our Prior Equity Purchase Agreement with Southridge that was entered into on January 23, 2014.  The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement. Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock (having a value of $17,900 based upon the closing price of our common stock on December 5, 2014), of which 500,000 shares of our common stock were issued to Southridge on the date that the registration statement was declared effective, January 16, 2015, and the remaining 500,000 shares of common stock were issued on the date that we delivered our first Draw Down Notice to Southridge.

On December 10, 2014, we also entered into a Registration Rights Agreement with Southridge pursuant to which we agreed to register shares of the common stock to be issued to Southridge in connection with the December Equity Purchase Agreement.

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

During the year ended December 31, 2014, the remaining 467 shares of Series B Preferred Stock were converted into 21,020,015 shares of common stock, the remaining 87 shares of Series C Preferred Stock were converted into 4,333,350 shares of common stock and the remaining 860 shares of Series D Preferred Stock were converted into 43,000,000 shares of common stock.

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

We use the Black-Scholes-Merton Option Pricing Model (Black-Scholes) to estimate fair value of our employee and our non-employee director stock-based awards. Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. If we had made different assumptions, the amount of our deferred stock-based compensation, stock-based compensation expense, gross margin, net loss and net loss per share amounts could have been significantly different. We believe that we have used reasonable methodologies, approaches and assumptions to determine the fair value of our common stock, and that our deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions we used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

We recognized stock-based compensation expense of approximately $224,000 and $110,000 during the years ended December 31, 2014 and 2013, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan.

The following table sets forth a summary of restricted stock activity for the years ended December 31, 2014 and 2013:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance as of January 1, 2013	48,073	$2.50
Granted	2,500,000	$0.03
Forfeited/cancelled	(21,798)	$2.46
Released/vested	(635,323)	$0.08
Outstanding and not vested beginning balance as of January 1, 2014	1,890,952	$0.05
Granted	—	$—
Forfeited/cancelled	—	$—
Released/vested	(1,883,766)	$0.04
Outstanding and not vested as of December 31, 2014	7,186	$2.16

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of December 31, 2014, there was approximately $1,000 of unrecognized stock-based compensation expense associated with the granted but unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 0.2 years. The total fair value of shares vested during the years ended December 31, 2014 and 2013, was approximately $64,000 and $19,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the years ended December 31, 2014 and 2013, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the years ended December 31, 2014 and 2013:

	Number of Shares Subject To Option 2014	Weighted-Average Exercise Price	Number of Shares Subject To Option 2013	Weighted-Average Exercise Price
Outstanding beginning balance	6,618,233	$0.11	679,744	$2.82
Granted during the year	30,456,250	0.02	6,400,000	0.03
Forfeited/cancelled/expired during the year	(40,000)	5.15	(461,511)	3.29
Exercised during the year	—	—	—	—
Outstanding at end of year	37,034,483	$0.03	6,618,233	$0.11
Exercisable at end of year	5,934,303	$0.09	2,330,650	$0.28
Outstanding and expected to vest	36,916,502	$0.03	6 191,212	$0.11

Stock options are valued at the estimated fair value on the grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. The fair value of stock option grants during the years ended December 31, 2014 and 2013 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013
Weighted-average volatility	185.0%	105.5%
Expected dividends	0.0%	0.0%
Expected life	3.5 years	2.0 years
Weighted-average risk-free interest rate	1.1%	0.30%

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.02 for the stock options to purchase 30,456,250 shares of common stock granted during the years ended December 31, 2014 and $0.02 for the stock options to purchase 6,400,000 share of common stock granted during the years ended December 31, 2013. The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of December 31, 2014 and 2013, was 4.4 and 4.7 years, respectively. The total estimated fair value of stock options vested during the years ended December 31, 2014 and 2013 was approximately $91,000 and $81,000, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2014 and 2013 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of December 31, 2014 there was approximately $514,000 of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 0.7 years and 1.0, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the years ended December 31, 2014 and 2013, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

Non-vested stock option activity for the year ended December 31, 2014 is as follows:

	Non-Vested Stock Options	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2014	4,287,583	$0.02
Granted	30,456,250	$0.02
Forfeited/cancelled	(40,000)	$3.04
Released/vested	(3,637,403)	$0.02
Outstanding as of December 31, 2014	31,066,430	$0.02

Options outstanding as of December 31, 2014 are summarized as follows:

	Options Outstanding			Vested Options
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.0192	12,450,000	4.6	$0.02	358,320	$0.02
$0.020 - $0.023	18,000,000	4.6	$0.02	1,125,000	$0.02
$0.0296	6,400,000	3.8	$0.0296	4,266,500	$0.0296
$0.11 - $5.32	184,483	1.3	$1.95	184,483	$1.95
$0.0192 - $5.32	37,034,483	4.4	$0.03	5,934,303	$0.09

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

On December 19, 2013 and February 25, 2014, we entered into securities purchase agreements with Alpha Capital Anstalt relating to the sale and issuance of a (i) convertible notes in the principal amount of $250,000, $200,000 and $300,000 that mature on December 19, 2015, February 25, 2016 and March 19, 2016, respectively and (ii) five- year warrants (with a cashless exercise feature under certain circumstances) to purchase 6,250,000, 5,000,000 and 7,500,000 shares, respectively, of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. See Note 9 for further discussion of the issuance of the convertible note.

The following table summarizes the Warrant activity for the year ended December 31, 2014:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2013	9,648,045	$0.49
Issued	12,500,000	0.02
Exercised	—	—
Cancelled/expired	—	—
Outstanding as of December, 2014	22,148,045	$0.23

The majority of our warrants outstanding are not exercisable for nine months from the date of issuance and are exercisable for either 4.5 years or 5 years thereafter. Our outstanding warrants expire on various dates between December 2015 and March 2019.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	December 31, 2014
Fair value of embedded derivatives	—	—	$129,598	$129,598
Total	$—	$—	$129,598	$129,598

Liabilities	Level 1	Level 2	Level 3	December 31, 2013
Fair value of embedded derivatives	$—	$—	$177,927	$177,927
Total	$—	$—	$177,927	$177,927

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

Our reported net loss was approximately $1.9 million for the year ended December 31, 2014. If the closing stock price of our common stock had been 10% lower, our net loss would have been approximately $15,000 lower. If the closing stock price of our common stock had been 10% higher, our net loss would have been approximately $26,000 higher. If our volatility assumption on December 31, 2014 had been 10% lower, our net loss would have been approximately $7,000 lower and if our volatility assumption had been 10% higher, our net loss would have been approximately $13,000 higher.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2014:
	Embedded Derivative on Convertible Notes	Total Level 3
Beginning balance – January 1, 2014	$177,927	$177,927
Issuances	122,630	122,630
Total realized and unrealized gains or losses	(50,809)	(50,809)
Transfers out of level 3 upon exercise or conversion	(221,768)	(221,768)
Ending balance – December 31, 2014	$129,598	$129,598

16. Income Taxes

During the years ended December 31, 2014, and 2013, respectively, there was no income tax expense or benefit for federal and state income taxes in the accompanying consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax assets.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2014 and 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	December 31,	December 31,
	2014	2013
Tax at federal statutory rate	$(740,000)	$(967,000)
State taxes, net of federal benefit	(117,000)	(160,000)
Research and development credits	—	(12,000)
Fair market value of warrants & derivatives	17,000	(22,000)
Stock-based compensation	51,000	29,000
Other permanent items	10,000	1,000
Valuation allowance	779,000	1,131,000
Income tax provision	$—	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and credit carryforwards	$30,227,000	$29,431,000
Stock-based compensation	1,199,000	1,193,000
Stock-based compensation	422,000	558,000
Basis difference for fixed assets and intangibles	158,000	174,000
Total gross deferred tax assets	32,006,000	31,356,000
Valuation allowance	(32,006,000)	(31,356,000)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  We established a 100% valuation allowance due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.  At December 31, 2014, we had useable net operating loss carryforwards of approximately $75.2 million for federal and $73.1 million for state income tax purposes available to offset future taxable income expiring through 2033 for both federal and California.  At December 31, 2014, we had useable R & D credits of approximately $361,000 for federal and $231,000 for California.  The federal credits expire through 2032 and the state credits have no expiration.  The net change in the valuation allowance during the years ended December 31, 2014 and 2013 was an increase of approximately $650,000 and $1.1 million, respectively, primarily due to current year losses.

Internal Revenue Code Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income, which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation.  Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The company has not concluded its analysis of Section 382 through December 31, 2014 but believes that these provisions will not limit the availability of losses to offset future income.

On January 1, 2007, the Company adopted ASC Topic 740—Income Taxes (“ASC 740”) FASB ASC 740, Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). Due to net operating loss and research credit carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examinations. The Company classifies interest and penalties recognized pursuant to Interpretation 48 as part of income tax expense. No interest or penalties related to unrecognized tax benefits have been accrued for the year ended December 31, 2014.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	2014	2013
Balance, beginning of year	$147,000	$140,000
Additions based on tax positions related to the current year	—	—
Additions for tax positions related to prior years	—	7,000
Reductions for tax positions related to prior years	—	—
Balance, end of year	$147.000	$147.000

In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $128,000 and $128,000 as of December 31, 2014 and 2013 respectively, of unrecognized tax benefits would impact the effective rate, if recognized.

17. Commitments and Contingencies

Westinghouse License

On May 17, 2010, we entered into an exclusive worldwide agreement that permits us to manufacture, distribute and market our solar panels under the Westinghouse name. On August 23, 2013, the license agreement with Westinghouse, Inc. was terminated.

Operating Leases

Our principal executive offices and warehouse premises are located at 2071 Ringwood Ave., Unit C, San Jose, CA 95128. On or around May 1, 2015, our corporate headquarters is relocating to 48900 Milmont Drive, Fremont, CA 94538. Commencing March 1, 2014, the monthly rent for our warehouse has been $10,500. The monthly rent during 2013 and in January and February 2014 was $7,800. We consolidated our executive offices with our warehouse premises effective January 1, 2014. Our warehouse lease agreement expired on February 28, 2015 and we are on a month-to-month rental agreement.

Litigation

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

 18. Concentration of Risk in Customer and Supplier Relationships

Supplier Relationships

In September 2013, we entered into a supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd. (“Tianwei”), a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We began receiving product from Auxin in December 2014. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply, our inventory and revenue could diminish significantly, causing disruption to our operations.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of December 31, 2014, Suntech has not sought to enforce its judgment. As of December 31, 2014, we have included in accounts payable in our consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the year ended December 31, 2014, five customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient, WDC Solar, Inc. (“WDC”), a leading construction, integration and installation of commercial, residential and utility scale solar installations in the Washington D.C. area, JCF Wholesale (“JCF”) a provider of residential and commercial electrical services in Southern California, Lowe’s Companies, Inc. (Lowe’s), a nationwide home improvement retail chain, and Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana. For the year ended December 31, 2014 and 2013, the percentages of sales of our top five customers are as follows:

	Years Ended December 31,
	2014	2013
Smart Energy Today	13.3%	13.5%
WDC Solar, Inc.	12.0%	14.7%
JCF Wholesale	8.7%	10.6%
Lowe’s	5.9%	6.9%
Sustainable Environmental Enterprises	1.3%	52.8%

The percentage of our gross accounts receivable for our top customers as of December 31, 2014 and 2013, are as follows:

	December 31,
	2014	2013
WDC Solar, Inc.	40.1%	—
Lowe’s	16.8%	—
Sustainable Environmental Enterprises	—	86.7%
Smart Energy Today	6.5%	—

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 39% and 25% of purchases as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, accounts payable included amounts owed to these top three suppliers of approximately $0 and $1.0 million, respectively.

19. Employee Benefit Plan

On December 14, 2007, the Board of Directors approved the 401(k) profit sharing plan (the “401(k) Plan”) effective January 1, 2008. Employees began deferring a portion of their compensation into the 401(k) Plan commencing on January 1, 2008. In 2011, we began making matching contributions equal to 10% of the employee contribution. For the years ended December 31, 2014 and 2013, there was no accrual relating to this matching contribution.

20. Subsequent Events

On February 9, 2015, the law firm of Snell & Wilmer LLP filed suit against us in California Superior Court, County of Orange.  The complaint alleges that we have failed to pay Snell & Wilmer fees due to that firm in connection with prior patent prosecution litigation, in an amount of no less than $808,202, plus interest. We are still evaluating the merits of the claim. As of December 31, 2014, we have included in accounts payable in our Consolidated Balance Sheets a balance due to Snell & Wilmer of $808,202.

On December 10, 2014, we entered into an Equity Purchase Agreement (the “December Equity Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on January 23, 2014 (the “Prior Equity Purchase Agreement”).  The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement.

Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the December Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of April 10, 2015, 53,781,201 shares had been sold at an average price of $0.013 per share, resulting in total proceeds of approximately $780,000.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who is also our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Based on this evaluation, management concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below. In connection with the preparation of our financial statements for the year ended December 31, 2014, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We have begun to take actions that we believe will substantially remediate the material weakness identified. In response to the identification of our material weakness, we: (i) more focused our employees and contractors in our financial group, (ii) are in the process of establishing a review process for key aspects of our financial reporting process, and (iii) will seek to establish better operating controls, which will involve establishing formal procedures to communicate deficiencies in internal controls with our management on a timely basis. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our management, including our Chief Executive Officer who is also our Interim Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process.

Item 9B. Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table contains information with respect to our current executive officers and directors.

Name	Age	Position
Steven Chan	47	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and Director

Wei-Tai Kwok	51	Chief Operating Officer

Edward L. Bernstein	63	Director

Mark L. Kalow	60	Chairman of the Board of Directors

Ron Kenedi	67	Director

Margaret Randazzo	47	Director

Edward Roffman	65	Director

Each director holds office until the next annual meeting of stockholders or until their successor has been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our board of directors.

Steven Chan, Chief Executive Officer, President of the Company, Interim Chief Financial Officer and Director. Mr. Chan has been our Chief Executive Officer, President, acting Chief Financial Officer and a Director since April 2014. Our Nominating and Corporate Governance Committee decided that Mr. Chan should serve on our Board based on his expertise in the solar industry and his prior management roles with other solar companies.  Mr. Chan previously served as the Vice President of NRG Energy (NYSE: NRG) from May 2012 to November 2013 serving as head of residential solar for its NRG Home Solar business. Prior to that, Mr. Chan served as EVP, Strategy and System Sales at GCL-Poly Energy Holdings Limited (Hong Kong: 3800) from September 2011 to May 2012 where he helped to build out a system sales division for GCL in North America including establishing and serving as a board member at Sunora Energy Solutions, a joint venture with NRG Energy to focus on utility and commercial solar installations. From 2006 until 2011 he held various positions at Suntech Power Holdings Co., Ltd. (OTC: STPFQ), which included serving as the President of Suntech America and as Suntech’s President of Global Sales and Marketing, Chief Strategy Officer and VP Business Development.

Wei-Tai Kwok, Chief Operating Officer. Mr. Kwok joined the Company as our Chief Operating Officer in November 2014 and was appointed as a Director in March 2015.  Prior to this, Mr. Kwok was Vice President of Operations in the  NRG Home Solar division of NRG Energy, with responsibility for supply chain, procurement, logistics, engineering and O&M.  From 2009-2012, Mr. Kwok was Vice President of Marketing at Suntech Power, where he had responsibility for growing the brand globally across the Americas, Europe/Middle East and Africa, Asia Pacific, China and Japan. Prior to Suntech, Mr. Kwok spent 17 years in general management as a marketing executive. He was a Managing Director for Isobar, the wholly-owned digital agency network of Aegis Group plc, one of the world's largest marketing communications conglomerates now owned by Dentsu. He was previously President & CEO of Dae Advertising, a top Asian American advertising agency based in San Francisco which he helped co-found in 1990. Mr. Kwok is a graduate of Yale University with a B.A. in Economics & Political Science.

Ed Bernstein, Director. Mr. Bernstein has been a director since September 2010. The Board’s Nominating and Corporate Governance Committee decided that Mr. Bernstein should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business, business understanding, and available time to dedicate to the role. Mr. Bernstein brings to the Board significant executive leadership, operational experience and strong corporate governance expertise through his prior business experience and his prior service on the board of other public companies. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies. Mr. Bernstein is currently CEO and a director of acdGO Software Ltd., a private technology startup focused on image storage and management.  From April 2008 until March 6, 2013, Mr. Bernstein had been the CEO and of Propell Corporation and he also served as a director of Propell from April 2008 until July 1, 2013, an e-commerce provider he cofounded that enables schools and nonprofits to sell merchandise online for fundraising and other programs. Mr. Bernstein is also co-founder of Creekside LLC, a private technology consulting company. From April 2002 to October 2006 Mr. Bernstein served as Chief Executive Officer and co-founder of PhotoTLC, Inc. Mr. Bernstein also co-founded Palladium Interactive, Inc., and was an officer of Broderbund Software, Inc., and The Software Toolworks, Inc. (later renamed Mindscape, Inc.).

Mark Kalow, Director. Mr. Kalow has been a director since December 2011 and was appointed as Chairman of the Board of Directors in November 2013. Mr. Kalow’s financial management and legal background provides him with a broad understanding of the financial and legal issues facing the Company, the financial markets and the financing opportunities available to the Company. His prior service on the board of other public companies has provided him with a strong corporate governance expertise and an understanding of the proper role and function of the Board. Since 2004, Mr. Kalow has been a Managing Director at Soquel Group, a consulting firm specializing in Intellectual Property and Business Development. He currently serves on the board of directors of Rope Partner (2010), a wind energy service company, Geary LSF (2002), an e-marketing services company, Propell Corporation (PROP.OB) (2008), a supplier of e-commerce solutions, Dogfish Software (2008), a software services provider, and Pure Depth, Inc. (2006), a display technology licensing company. From 2004 through 2008, Mr. Kalow served on the Board of Photoworks, Inc., and from 1998 through 1999, served as CEO of Live Picture, Inc. Mr. Kalow graduated in 1975 with a Bachelor of Science degree in Management from the Massachusetts Institute of Technology and in 1977 received a Masters in Business Administration with a concentration in financial management from the University of Chicago.

Ron Kenedi, Director.  Mr. Kenedi has been a director since January 2011. The Board’s Nominating and Corporate Governance Committee decided that Mr. Kenedi should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, absence of conflicts of interest, sound judgment, achievements in business and company management, business understanding, and available time to dedicate to the role. Mr. Kenedi’s management roles with other solar energy companies and his expertise in the solar industry make him a valuable member of our Board. From 2012 to the present, Mr. Kenedi has been the President of Ron Kenedi Consulting. Mr. Kenedi was the President of LDK Solar USA from 2011 to 2012. From 2002 through 2010, Mr. Kenedi served as vice president of Sharp Electronics Corporation’s Solar Energy Solutions Group. Mr. Kenedi was responsible for the establishment and expansion of Sharp’s North American solar division and played a key role in achieving several milestones in the solar arena. From 1999 to 2002, Mr. Kenedi was vice president of sales and marketing for Photocomm/Kyocera Solar. In this capacity, he created and developed the organization’s dealer network, and expanded Kyocera’s U.S. market share from 5 to 20 percent within two years. Mr. Kenedi launched “SOLA in NOLA,” which supplied solar power systems to New Orleans communities impacted by Hurricane Katrina. Mr. Kenedi has served as a solar industry spokesperson and is a member of the Solar Energy Industry Association (SEIA), the California Solar Energy Industry Association (CALSEIA), the Arizona Solar Energy Industry Association (ARISEIA) and The International Solar Energy Society (ISEIA). In 1969, Mr. Kenedi earned a Bachelor of Arts (Magnum cum Laude), from the State University of New York at Stony Brook.

Margaret Randazzo, Director. Ms. Randazzo has been a director since November 2013. Since June 2014, Ms. Randazzo has served as the Chief Financial Officer of Hillbrook School. From May 2012 through June 2014, Ms. Randazzo was the Company’s Chief Executive Officer. Ms. Randazzo was also the Company’s Chief Financial Officer from December 2009 through June 2014. She also served as the Company’s Controller from December 2008 through December 2009. The Board’s Nominating and Corporate Governance Committee decided that Ms Randazzo should serve on the Company’s Board based on her personal and professional qualities, including her proven integrity, sound judgment, achievements in business, business understanding, and her familiarity with and understanding of the Company’s business. Ms Randazzo brings to the Board significant executive leadership, operational experience, achievements in financial and accounting matters, an overall business understanding, as well as her familiarity and knowledge regarding public companies and corporate governance issues that public companies face which make her an ideal board candidate. Ms. Randazzo began her career as a manager in the Audit and Business Advisory Division of Arthur Andersen LLP in Dallas. In 1996, she joined the Fort Worth Star-Telegram as a financial planning manager and in 1998, was named vice president and chief financial officer of the Star-Telegram. In 2001, Randazzo joined the Star-Telegram's corporate parent, Knight Ridder, and held positions of increasing responsibility at the company, including vice president and controller and special assistant to the president. In 2006, upon the McClatchy Company's acquisition of Knight Ridder, Ms. Randazzo was named president and publisher of The Modesto Bee and had oversight of the Merced Sun-Star. Ms. Randazzo earned a bachelor's of business administration degree in accounting from the University of Oklahoma and is a certified public accountant in the state of Texas.

Edward Roffman, Director. Mr. Roffman has been a director since August 2006. The Board’s Nominating and Corporate Governance Committee decided that Mr. Roffman should serve on the Company’s Board based on his personal and professional qualities, including his proven integrity, achievements in financial and accounting matters, absence of conflicts of interest, demonstrated sound judgment, overall business understanding, and available time to dedicate to the role. Mr. Roffman’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face make him an ideal board candidate. His familiarity with GAAP and Sarbanes Oxley provide him with the ability to understand and evaluate complex accounting issues. In April, 2014, Mr. Roffman co-founded LERNA, LLC and serves as the company’s Chief Financial Officer. In January, 2014, Roffman co-founded AdSource, LLC and serves as their Chief Financial Officer. From January, 2012 to June, 2014, Ed served as Chief Financial Officer of Emerge Digital, Inc. Emerge is in the online video advertising business. Prior to Emerge, he served as the part-time Chief Financial Officer of Public Media Works, Inc. (October 2010 to October 2011) (Public Media Works was in the video rental business) and from January 2008 to December 2009, Mr. Roffman was the part-time Chief Financial Officer of Cryptic Studios, a developer of massively multiplayer video games. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. Mr. Roffman currently serves on the board of XRpro Sciences (OTCBB). XRpro is a research and development company engaged in various aspects of drug discovery. The cornerstone of its business is its unique technology based on direct chemical analysis of protein-drug combinations by means of micro X-ray fluorescence. Mr. Roffman is a CPA with over 40 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.

There are no family relationships among our directors, nominees for director and executive officers.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth certain information about the compensation paid, earned or accrued for services rendered to us in all capacities for the years ended December 31, 2014 and 2013 by our President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and our other most highly compensated executive officers (our “Named Executive Officers”). We did not have any other executive officers in the year ended December 31, 2014 and 2013 that were paid or earned compensation in excess of $100,000 for services rendered during such years.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(1)	All Other Compensation		Total
Steven Chan, President, Chief Executive Officer, interim Chief Financial Officer and Treasurer (4)	2014	$173,296	$—	$—	$597	(3)	$173,893

Wei-Tai Kwok, Chief Operating Officer (5)	2014	$24,433	$—	$—	$—		$24,433

Margaret Randazzo, former President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (6)	2014	$123,700	$21,339	$—	$350	(2)	$145,389
	2013	$216,563	$9,430	$—	$1,200	(2)	$227,193

(1)
The amounts in this column represent the aggregate grant date fair values of the restricted stock and the option awards granted to the executives in each of the years in accordance with stock compensation accounting. See “Stock Incentive Plan” footnote in the Notes to our Consolidated Financial Statements for the year ended December 31, 2013, for a discussion of all assumptions made by us in determining the valuation of the equity awards.

(2)	Represents reimbursement for cell phone expense.
(3)	Represents reimbursement of medical insurance.
(4)	Mr. Chan was appointed our Chief Executive Officer on April 22, 2014, and so amounts shown reflect a partial year.
(5)	Mr. Kwok was appointed our Chief Operating Officer on November 7, 2014, and so amounts shown reflect a partial year
(6)	Ms. Randazzo resigned as our Chief Executive Officer on April 22, 2014, and as our Chief Financial Officer on June 30, 2014.

Outstanding Equity Awards at Year-End

The following table sets forth certain information relating to equity awards outstanding as of December 31, 2014 for the Named Executive Officers.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)
Steven Chan	04/14/2014	1,125,000	(1)	7,875,000	(1)	$0.02	04/13/2019	—	—
	08/06/2014	250,000	(2)	2,750,020	(2)	$0.02	08/05/2019	—	—
	08/06/2014	—	(3)	3,000,000	(3)	$0.02	08/05/2019	—	—
									—
Wei-Tai Kwok	11/07/2014	—	(4)	6,000,000	(4)	$0.02	11/06/2019	—	—
	11/07/2014	—	(2)	3,000,000	(2)	0.02	11/06/2019	—	—

Margaret Randazzo	12/04/2009	18,750	(5)	—	(5)	$4.00	12/03/2014	—	—
	07/26/2010	18,750	(5)	—	(5)	$0.87	07/26/2015	—	—
	02/15/2011	62,500	(5)	—	(5)	$2.16	02/14/2016	—	—
	11/06/2013	1,666,500	(5)	833,500	(5)	$0.03	11/05/2018	—	—

(1)
Options vest as to 1/16th of the shares subject to the option on the six month anniversary of the date of issuance, another 1/16th vesting two months after such six months and thereafter vesting as to 1/16th each subsequent quarter.

(2)	Options vest as to 1/12th of the shares subject to the option on a quarterly basis over a 3 year vesting period.
(3)	Options vest as to 100% of the shares subject to the option on the five year anniversary from the date of grant, subject to accelerated vesting based on certain performance-based metrics.
(4)
Options fully vest on the fifth anniversary of the date of grant; however the options may be accelerated in increments of 600,000 options depending upon achievement of specified performance milestones.

(5)	Options granted vest over a three-year period beginning on each anniversary of the date of grant.

Option Exercises and Stock Vested

The following table sets forth certain information relating to the exercise of stock options and the vesting of stock awards during the year ended December 31, 2014 for each Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steven Chan	—	$—	—	$—

Wei-Tai Kwok	—	$—	—	$—

Margaret Randazzo	—	$—	938,750	$21,339

Employment Agreements and Post Termination Compensation

On May 7, 2012, Margaret Randazzo was appointed as the Company’s interim chief executive officer, president, and secretary. She also continued in her capacity as the chief financial officer. In connection with her appointment as the Company’s interim CEO, the Company entered into an employment agreement pursuant to which the Company agreed to pay Ms. Randazzo an annual gross salary of $225,000 until December 31, 2012 or the earlier closing of the proposed merger transaction which we had been negotiating, upon which a reasonably acceptable successor position would be agreed upon between the parties, with a salary of not less than $225,000 on an annual basis, and a target bonus not less than 45% of the base salary. In addition to Ms. Randazzo’s salary as interim CEO, she was also eligible to participate in the Company’s bonus program (with a target bonus of $100,000, of which 50% would be payable in stock of the Company or a successor employer (valued at the VWAP (Volume Weighted Average Price) for the 10 trading days preceding the consummation of the merger) and 50% would be payable in cash in the last payroll distribution of December 2012), plus health and other benefits programs. There was no bonus paid to Ms. Randazzo’s for the year ended December 31, 2013, due to the Company’s limited financial resources. On July 18, 2013 the Company terminated its merger agreement with CBD. Ms. Randazzo resigned her employment with us in June 2014.

In connection with his appointment, Mr. Chan entered into an employment agreement with the Company date April 14, 2014. Pursuant to the Employment Agreement, Mr. Chan is entitled to an annual base salary of $250,000 and is eligible for discretionary performance bonus payments. For the years ended December 31, 2014 and December 31, 2015, the annual bonus that Executive is eligible to receive is a bonus of options exercisable for an additional one million (1,000,000) and one million five hundred thousand (1,500,000) shares of common stock, respectively, in each case subject to approval of the both the Compensation Committee and the Board of Directors. Additionally, Mr. Chan was granted options to purchase 9,000,000 shares of the Company’s common stock with an exercise price equal to the Company’s per share market price on the date of issue. These options will vest as to 1/16th of the shares subject to the option on the six month anniversary of the date of issuance, another 1/16th vesting two months after such six months and thereafter vesting as to 1/16th each subsequent quarter. Mr. Chan also executed a related agreement that includes confidentiality obligations and inventions assignments by Mr. Chan.

On April 14, 2015, Mr. Chan and the Company amended his employment agreement to provide for a “Sale of the Company Bonus.”   Pursuant to the amended agreement, Mr. Chan will be entitled to 5.5% of any sale proceeds should the Company or substantially all of its assets be sold.   Additionally, the amended agreement provides that in the case of Mr. Chan’s termination other than for cause or in the event of a change of control, then Mr. Chan will be entitled to six months’ salary, six months’ COBRA payments, and 100% vesting his outstanding but unvested stock options.

In connection with his appointment, Mr. Kwok entered into an employment agreement with the Company dated November 7, 2014. Pursuant to the Employment Agreement, Mr. Kwok will be entitled to an annual base salary of $165,000 and will be eligible for discretionary performance bonus payments. For the year ended December 31, 2015, the annual bonus that Mr. Kwok is eligible to receive is a bonus of up to $45,000. Additionally, Mr. Kwok was granted options to purchase 9 million shares of the Company’s common stock with an exercise price equal to the Company’s per share market price on the date of issue. Of the 9 million options, 3 million of these options will vest as to one twelfth (1/12th) of the shares each quarter, so that the option will be fully vested and exercisable three years from the start date, subject to Mr. Kwok continuing to provide services to the Company through the relevant vesting dates, and 6 million of these options shall vest upon the fifth anniversary of the start date; provided, that options may be accelerated in increments of 600,000 depending upon achievement by Mr. Kwok of specified performance milestones as set forth in a separate option agreement which shall be measured as of the end of each calendar quarter. Mr. Kwok also executed a related agreement that includes confidentiality obligations and inventions assignments by Mr. Kwok.

On April 14, 2015, Mr. Kwok and the Company amended his employment agreement to provide for a “Sale of the Company Bonus.”   Pursuant to the amended agreement, Mr. Kwok will be entitled to 4.5% of any sale proceeds should the Company or substantially all of its assets be sold.   Additionally, the amended agreement provides that in the case of Mr. Kwok’s termination other than for cause or in the event of a change of control, then Mr. Kwok will be entitled to six months’ salary, six months’ COBRA payments, and 100% vesting his outstanding but unvested stock options.

Director Compensation

The following table sets forth certain information concerning the compensation paid or earned by the Directors who were not Named Executive Officers for services rendered in all capacities during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards Aggregate Fair Value	Stock Option Awards Aggregate Fair Value	Total
Edward L. Bernstein	$—	$—	$—	$—
Mark L. Kalow	$12,000	$—	$—	$12,000
Ron Kenedi	$—	$—	$—	$—
Margaret Randazzo	$—	—	—	—
Edward Roffman	$12,000	$—	$—	$12,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The following table sets forth certain information, as of April 10, 2015, with respect to the beneficial ownership of our common stock by: (i) each holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on April 10, 2015, consisted of 398,153,951 shares of common stock.

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

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after January 8, 2015 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership	Percent of Class (2)
Alpha Capital Anstalt Pradafant 7, Furstentums 9490 Vaduz, Liechtenstein	(3)	44,239,325	9.99%
Edward L. Bernstein	(4)	796,333	*
Mark Kalow	(5)	786,586	*
Ron Kenedi	(6)	807,076	*
Ed Roffman	(7)	746,307	*
Margaret Randazzo	(8)	2,424,000	*
Steven Chan	(9)	2,187,480	*
Wei-Tai Kwok	(10)	250,000	*
All Executive officers and directors as a group (7 persons, including the executive officer and directors names above)		7,997,782	2.0%

* Less than 1%

(1)	Unless otherwise indicated, the address for each of the stockholders is c/o Andalay Solar, Inc. 2071 Ringwood Ave., Unit C, San Jose, CA 95131.
(2)
The applicable percentage of ownership for each beneficial owner is based on 398,153,951 shares of common stock outstanding as of April 10, 2015. In calculating the number of shares beneficially owned by a stockholder and the percentage of ownership of that stockholder, shares of common stock issuable upon the exercise of options or warrants, or the conversion of other securities held by that stockholder, that are exercisable within 60 days, are deemed outstanding for that holder; however, such shares are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3)
The holder currently holds $500,000 in convertible notes, which are convertible into 50,000,000 shares. In addition, the holder currently holds warrants to purchase 21,428,437 shares of common stock. The terms of the Convertible Note and of each series of warrant, include provisions under which they are not convertible or exercisable if, upon conversion or exercise, the holder would then beneficially own in excess of 9.99% of the outstanding shares of common stock.

(4)
Includes 678,125 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of April 10, 2015. Does not include 325,000 shares of nonqualified stock issuable upon exercise of options which vest in November 2015.

(5)
Includes 663,370 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of April 10, 2015. Does not include 325,000 shares of nonqualified stock issuable upon the exercise of options which vest in November 2015.

(6)
Includes 674,238 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of April 10, 2015. Does not include 325,000 shares of nonqualified stock issuable upon the exercise of options which vest in November 2015.

(7)
Includes 678,125 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of April 10, 2015. Does not include 325,000 shares of nonqualified stock issuable upon the exercise of options which vest in November 2015.

(8)
Includes 1,747,750 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of April 10, 2015. Does not include 833,500 shares of nonqualified stock issuable upon the exercise of options which vest over the next five years.

(9)
Includes 2,187,480 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of April 10, 2015. Does not include 12,812,520 shares of nonqualified stock issuable upon the exercise of options which vest in various dates over the next five years.

(10)
Includes 250,000 shares of nonqualified stock options which are exercisable for shares of Andalay Solar’s common stock within 60 days of April 10, 2015. Does not include 8,750,000 shares of nonqualified stock issuable upon the exercise of options which vest in various dates over the next five years.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our Board of Directors during the year ended December 31, 2014 was comprised of Steven Chan, Edward L. Bernstein, Mark L. Kalow, Ron Kenedi, Margaret Randazzo and Edward Roffman, Each of Mr. Bernstein, Mr. Roffman and Ms. Randazzo have indicated that they will resign from the Board effective the date of our Annual Meeting, which is scheduled for June 9, 2015. Although our common stock is no longer listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market LLC. The Board of Directors has determined that, other than Mr. Chan, each of the current members of the Board is an “independent director.” The following nominees for director are each an “independent director” under the applicable Marketplace Rule: Mark L. Kalow and Ron Kenedi. In November 2013, Mr. Kalow was appointed as Chairman of the Board of Directors. In the course of the Board of Director’s determination regarding the independence of each non-management director, it considered any transactions, relationships and arrangements as required by the applicable rules and regulations of the SEC. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under the Marketplace Rules in the determination of such director’s independence.

Each member of the Audit Committee meets the independence requirements prescribed Section 10A of The Securities Exchange Act.

Our policy and procedure for the review, approval or ratification of any related party transaction is to present the proposed transaction approval to the appropriate Committee of our Board of Directors, depending upon the type of transaction - either the Compensation Committee for matters relating to compensation or services, the Audit Committee for general financial transactions, or the Corporate Governance Committee for matters relating to independence or potential conflicts of interest. Each of those Committees is comprised entirely of independent directors. In addition, any request for us to enter into a transaction with an executive officer, director or employee, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will review each such transaction for potential conflicts of interest or improprieties.

There were no relationships or related party transactions during the year ended December 31, 2014 requiring disclosure in this Proxy Statement.

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s outstanding common stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company by such persons, the Company believes that during fiscal 2014 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except for one Form 3 filing upon Mr. Chan’s initial appointment, one Form 4 for Mr. Chan for an open market securities purchase, and a Form 3 filing for Mr. Kwok upon his initial appointment.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us by BPM for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees (1)	$157,340	$134,500
Tax Fees	—	—
Total	$157,340	$134,500

(1)
Comprised of the audit of our annual financial statements, the reviews of our quarterly financial statements, the reviews of our registration statements and the audit of our 401(k) plan and other audit-related consultation services.

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

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 3, 2006)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q filed on July 30, 2010)

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

4.11		Form of Note issued to Alpha Capital Anstalt dated November 25, 2013 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on November 25, 2013)

4.12		Form of Convertible Note Due December 19, 2015 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on December 20, 2013)

4.13		Form of Warrant dated December 19, 2013 (incorporated by reference to Exhibit 4.2 of our current Report on Form 8-K filed on December 20, 2013)

5.1	*	Opinion of Gracin & Marlow, LLP

10.1	‡	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	‡
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

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Registrant and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Security Purchase Agreement by and among the Registrant and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.16	‡	Third Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.17
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.18
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.19
Master Assignment and Assumption Agreement by and among the Registrant, Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.20
Supply and Warranty Agreement by and between the Registrant and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.21
Supply agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009 (incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K/A filed on June 14, 2011)

10.22		License Agreement by and among Akeena Solar, Inc. and Andalay Electric Corporation, dated on January 1, 2010.

10.23
Business Financing Agreement by and among the Registrant its subsidiaries and Bridge Bank, National Association, dated February 15, 2011. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-K filed on March 2, 2011)

10.24
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among the Registrant and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of August 16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2011)

10.27
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011)

10.28
Securities Purchase Agreement by and among the Registrant and the CBD Energy Limited, dated as of December 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2012)

10.29		Employment Agreement between the Registrant and Margaret Randazzo, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 14, 2012)

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

10.35		Fourth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.36		Fifth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.37		Consulting Agreement dated February 20, 2013, by and between SC Advisors, Inc.

10.38
Equity Purchase Agreement dated November 25, 2013 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 25, 2013)

10.39
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of November 25, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2013)

10.40
Form of Securities Purchase Agreement by and among Andalay Solar, Inc. and the Purchaser thereto, dated as of December 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2013)

10.41
Equity Purchase Agreement dated January 23, 2014 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2014)

10.42
Registration Rights Agreement dated January 23, 2014, by and between Southridge Partner II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 24, 2014)

10.43
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of January 27, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 31, 2014)

10.45
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of February 28, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 28, 2014)

10.45
Settlement Agreement and stipulation by and among the Registrant and ASC Recap LLC, dated as of February 26, 2014 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed on March 9, 2014)

10.46		Indemnification Agreement between Steven Chan and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2014).

10.47		Form of Employment Agreement between Andalay Solar, Inc. and Wei-Tai Kwok (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 13, 2014).

10.48
Equity Purchase Agreement dated as of December 10, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2014).

10.49		Registration Rights Agreement dated December 10, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2014).

10.50	*‡	Employment Agrement between Steven Chan and Andalay Solar, Inc,, dated April 14, 2015.

10.51	*‡	Employment Agrement between Wei-Tai Kwok and Andalay Solar, Inc,, dated April 14, 2015.

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 29, 2013)

23.1	**	Consent of Independent Registered Public Accounting Firm Burr Pilger Mayer, Inc.

23.2	**	Consent of Gracin & Marlow, LLP (included in exhibit 5.1)

24.1	**	Power of Attorney

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Accounting Firm Burr Pilger Mayer, Inc.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

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

Dated: April 15, 2015

ANDALAY SOLAR, INC.

/s/ Steven Chan
Steven Chan
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 15, 2015.

Signature	Title

/s/ Steven Chan	Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Steven Chan

/s/ Edward L. Bernstein	Director
Edward L. Bernstein

/s/ Mark L. Kalow	Director
Mark L. Kalow

/s/ Ron Kenedi	Director
Ron Kenedi

/s/ Margaret R. Randazzo	Director
Margaret R. Randazzo

/s/ Ed Roffman	Director
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

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated August 3, 2006)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K, dated August 3, 2006)

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 3, 2006)

3.4	Certificate of Amendment to the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q filed on July 30, 2010)

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

4.11		Form of Note issued to Alpha Capital Anstalt dated November 25, 2013 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on November 25, 2013)

4.12		Form of Convertible Note Due December 19, 2015 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on December 20, 2013)

4.13		Form of Warrant dated December 19, 2013 (incorporated by reference to Exhibit 4.2 of our current Report on Form 8-K filed on December 20, 2013)

5.1	*	Opinion of Gracin & Marlow, LLP

10.1	‡	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	‡
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

10.13
Securities Purchase Agreement, dated November 1, 2007, between the Registrant and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated November 1, 2007)

10.14
Security Purchase Agreement by and among the Registrant and the Purchaser(s) (as defined therein), dated as of February 26, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2009)

10.15
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 21, 2009 (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed on October 22, 2009)

10.16	‡	Third Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 16, 2009)

10.17
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of May 17, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2010)

10.18
Stock Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2010)

10.19
Master Assignment and Assumption Agreement by and among the Registrant, Real Goods Energy Tech, Inc. and SunRun Inc., dated as of October 12, 2010 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 10, 2010)

10.20
Supply and Warranty Agreement by and between the Registrant and Real Goods Energy Tech, Inc., dated as of October 7, 2010 (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 10, 2010)

10.21
Supply agreement by and among Akeena Solar, Inc. and Enphase Energy, dated on January 31, 2009 (incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K/A filed on June 14, 2011)

10.22		License Agreement by and among Akeena Solar, Inc. and Andalay Electric Corporation, dated on January 1, 2010.

10.23
Business Financing Agreement by and among the Registrant its subsidiaries and Bridge Bank, National Association, dated February 15, 2011. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-K filed on March 2, 2011)

10.24
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of February 17, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2011)

10.25
Form of Registration Rights Agreement by and among the Registrant and the Purchases (as defined therein) (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2011)

10.26
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of August 16, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2011)

10.27
Securities Purchase Agreement by and among the Registrant and the Purchaser (as defined therein), dated as of September 28, 2011 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2011)

10.28
Securities Purchase Agreement by and among the Registrant and the CBD Energy Limited, dated as of December 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2012)

10.29		Employment Agreement between the Registrant and Margaret Randazzo, dated May 7, 2012 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q, filed on August 14, 2012)

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

10.35		Fourth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.36		Fifth Amendment to the Registrant 2006 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 13, 2013)

10.37		Consulting Agreement dated February 20, 2013, by and between SC Advisors, Inc.

10.38
Equity Purchase Agreement dated November 25, 2013 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 25, 2013)

10.39
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of November 25, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 25, 2013)

10.40
Form of Securities Purchase Agreement by and among Andalay Solar, Inc. and the Purchaser thereto, dated as of December 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2013)

10.41
Equity Purchase Agreement dated January 23, 2014 by and between Southridge Partners II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2014)

10.42
Registration Rights Agreement dated January 23, 2014, by and between Southridge Partner II, LP and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 24, 2014)

10.43
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of January 27, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on January 31, 2014)

10.45
Form of Securities Purchase Agreement by and among the Registrant and the Purchasers thereto, dated as of February 28, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 28, 2014)

10.45
Settlement Agreement and stipulation by and among the Registrant and ASC Recap LLC, dated as of February 26, 2014 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed on March 9, 2014)

10.46		Indemnification Agreement between Steven Chan and Andalay Solar, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 16, 2014).

10.47		Form of Employment Agreement between Andalay Solar, Inc. and Wei-Tai Kwok (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 13, 2014).

10.48
Equity Purchase Agreement dated as of December 10, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2014).

10.49		Registration Rights Agreement dated December 10, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2014).

10.50	*‡	Employment Agrement between Steven Chan and Andalay Solar, Inc,, dated April 14, 2015.

10.51	*‡	Employment Agrement between Wei-Tai Kwok and Andalay Solar, Inc,, dated April 14, 2015.

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 29, 2013)

23.1	**	Consent of Independent Registered Public Accounting Firm Burr Pilger Mayer, Inc.

23.2	**	Consent of Gracin & Marlow, LLP (included in exhibit 5.1)

24.1	**	Power of Attorney

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Accounting Firm Burr Pilger Mayer, Inc.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

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