Form 10-Q
period 2015-03-31
Andalay Solar, Inc.
filed 2015-05-20
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

Andalay Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48900 Milmont Drive, Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2015, 402,586,240 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Andalay Solar, Inc.
Condensed Consolidated Balance Sheets
	March 31, 2015 (unaudited)	December 31, 2014 (1)
Assets
Current assets:
Cash	$135,377	$61,542
Accounts receivable, net	62,386	118,456
Inventory	701,945	728,372
Prepaid expenses and other current assets	315,377	280,066
Total current assets	1,215,085	1,188,436
Property and equipment, net	350	699
Patents, net	1,144,342	1,131,327
Other assets, net	199,005	240,478
Total assets	$2,558,782	$2,560,940

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,220,948	$3,345,361
Accrued liabilities	204,793	104,229
Accrued warranty	934,088	938,466
Deferred revenue	—	15,450
Derivative liability – embedded conversion feature	—	129,598
Line of credit	—	500,000
Note payable – short-term	73,129	109,164
Convertible note and beneficial conversion feature – short-term	247,985	30,000
Total current liabilities	4,680,943	5,172,268

Convertible notes, less current portion (net of discount)	—	343,499
Total liabilities	4,680,943	5,515,767

Commitments and contingencies (Note 17)

Stockholders’ deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 372,254,399 and 279,475,332 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	372,254	279,475
Additional paid-in capital	83,592,015	82,026,952
Accumulated deficit	(86,086,430)	(85,261,254)
Total stockholders’ deficit	(2,122,161)	(2,954,827)
Total liabilities and stockholders’ deficit	$2,558,782	$2,560,940

(1)  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net revenue	$274,641	$142,482
Cost of goods sold	286,382	135,388
Gross profit (loss)	(11,741)	7,094
Operating expenses
Sales and marketing	71,129	63,384
General and administrative	721,358	604,164
Total operating expenses	792,487	667,548
Loss from continuing operations	(804,228)	(660,454)
Other income (expense)
Interest income (expense), net	(62,213)	(77,085)
Adjustment to the fair value of embedded derivatives	41,265	(101,551)
Settlement of prior debt owed	—	769,148
Total other income (expense), net	(20,948)	590,512
Loss before provision for income taxes	(825,176)	(69,942)
Provision for income taxes	—	—
Net loss	(825,176)	(69,942)
Preferred stock dividend	—	(14,454)
Net loss attributable to common stockholders	$(825,176)	$(84,396)

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted-average shares used in computing loss per common share:	327,997,747	131,428,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of January 1, 2015	279,475,332	$279,475	$82,026,952	$(85,261,254)	$(2,954,827)
Issuance of common stock pursuant to equity purchase agreement	58,213,490	58,214	777,634	—	835,848
Beneficial conversion feature on issuance of convertible note	—	—	275,000	—	275,000
Issuance of common stock upon conversion of note payable	34,565,577	34,565	443,829	—	478,394
Stock-based compensation	—	—	68,600	—	68,600
Net loss	—	—	—	(825,176)	(825,176)
Balance as of March 31, 2015	372,254,399	$372,254	$83,592,015	$(86,086,430)	$(2,122,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(825,176)	$(69,942)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	349	4,920
Amortization	29,358	28,347
Bad debt expense	(2,909)	4,492
Unrealized (gain) loss on fair value of embedded derivatives	(41,265)	101,551
Accretion of interest on convertible note	6,345	25,964
Accretion of interest on debt discount	22,985	—
Non-cash stock-based compensation expense	68,600	75,822
Non-cash settlement of prior debt owed	—	(769,148)
Accrued interest payable	13,730	15,987
Changes in assets and liabilities:
Accounts receivable	68,036	34,263
Other receivables	—	(178,624)
Inventory	26,427	(153,547)
Prepaid expenses and other current assets	19,966	86,391
Other assets	41,473	6,755
Accounts payable	(124,413)	96,524
Accrued liabilities and accrued warranty	84,079	(18,317)
Deferred revenue	(15,450)	—
Net cash used in operating activities	(627,865)	(708,562)
Cash flows from investing activities
Acquisition of patents	(42,373)	—
Net cash used in investing activities	(42,373)	—
Cash flows from financing activities
Borrowing on convertible notes payable	—	600,000
Repayment notes payable	(36,035)	(42,929)
Proceeds from issuance of common stock	780,108	—
Borrowing on line of credit	—	300,000
Repayments on capital lease obligations	—	(299)
Payment of placement agent and registration fees and other direct costs	—	(36,616)
Employee taxes paid for vesting of restricted stock	—	(2,714)
Net cash provided by financing activities	744,073	817,442
Net increase in cash	73,835	108,880
Cash
Beginning of period	61,542	150,081
End of period	$135,377	$258,961
Supplemental cash flows disclosures:
Cash paid during the period for interest	$939	$20,254
Supplemental disclosure of non-cash financing activity:	$—	$—
Embedded derivative on convertible note issued	$176,771	$122,630
Embedded derivative converted to equity	$88,333	$221,768
Receivable for issuance of common stock	$55,277	$—
Grant of warrants on issue of convertible note	$—	$170,767
Refinance of line of credit to convertible note payable	$500,000	$—
Preferred stock dividend	$—	$14,454
Common stock issued for equity purchase agreement fees	$12,107	$—
Conversion of preferred stock to common stock	$—	$465,053
Conversion of convertible note to common stock	$570,531	$—
Beneficial conversion feature on note refinance	$275,000	$—
Convertible note issued to financial advisor in exchange for service	$—	$90,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements of Andalay Solar, Inc. (“we”, “us”, “our” or the “Company”), formerly Westinghouse Solar, Inc. and Akeena Solar, Inc., for the years ended December 31, 2014 and 2013 appearing in our Form 10-K. The March 31, 2015 unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Description of Business

Andalay Solar, Inc. and its subsidiaries (Andalay Solar, the Company, we, us or our) is a designer and manufacturer of integrated solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. During the fourth quarter 2014, we re-entered the solar power installation business.  Additionally, we are engaging in a new strategy of licensing our patented products to large module manufacturers and entering into distribution agreements with these manufacturers and large national distributors/installers. This new strategy is less capital intensive and aligns us with companies that have proven track records in the residential solar industry.

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

Our Corporate headquarters is located at 48900 Milmont Drive, Fremont, CA 94538. Our telephone number is (408) 402-9400. Additional information about Andalay Solar is available on our website at http://www.andalaysolar.com. The information on our web site is not incorporated herein by reference.

2. Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. We have incurred net losses and negative cash flows from operations for the three months ended March 31, 2015 and for each of the years ended December 31, 2014 and 2013. During recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of March 31, 2015, we had approximately $135,000 in cash on hand.  We intend to address ongoing working capital needs through sales of remaining inventory, along with raising additional debt and equity financing. Our revenue levels remain difficult to predict, and as we anticipate we will continue to sustain losses in the near term, we cannot assure investors that we will be successful in reaching break-even.

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

Securities Purchase Agreement

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the three months ended March 31, 2015 of approximately $41,000 on a total of three convertible notes.

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

Equity Purchase Agreement

On January 23, 2014, we entered into an Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on November 25, 2013 (the “Prior Equity Purchase Agreement”).  The terms of the new Equity Purchase Agreement are identical to those of the Prior Equity Purchase Agreement other than that the New Equity Purchase Agreement provides that the Agreement may not be amended by either party. Pursuant to the New Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the New Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the New Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Equity Purchase Agreement.

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge, that superseded our Prior Equity Purchase Agreement with Southridge that was entered into on January 23, 2014. The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement. Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of May 12, 2015, 67,813,489 shares had been sold at an average price of $0.0137 per share, resulting in total proceeds of approximately $929,000.

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock, of which 500,000 shares of our common stock were due to Southridge on January 16, 2015, the date that the registration statement was declared effective and the remaining 500,000 shares of common stock were due on January 20, 2015, the date that we delivered our first Draw Down Notice to Southridge. We valued the issuance of these shares based on the closing price of the stock as of January 16, 2015, $0.0169 for 500,000, and as of January 20, 2015, $0.0161 for 500,000, and we recorded $16,500 as a reduction in “Additional Paid In Capital” on our condensed consolidated balance sheets.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments and, as of March 31, 2015 and December 31, 2014, we had no cash equivalents.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $366,000 as of March 31, 2015 and $345,000 at December 31, 2014, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our manufacturing warranty consists of the following:
	March 31, 2015	December 31, 2014
Beginning accrued warranty balance	$938,466	$1,312,918
Reduction for labor payments and claims made under the warranty	(13,998)	(75,966)
Adjustment to warranty liability for discontinued operations	—	(324,349)
Accruals related to warranties issued during the period	9,620	25,863
Ending accrued warranty balance	$934,088	$938,466

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 9.75 years as of March 31, 2015, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2014 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Segment Reporting

We are engaged in two business segments, (i) we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets and (ii) we market, sell, design and install systems for residential and commercial customers. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. During the fourth quarter 2014, we re-entered the solar power installation business. See Note 3 for financial information on our business segments.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis. Effective for fiscal years beginning after December 15, 2015, the update effects the consolidation criteria around limited partnerships and similar legal entities; evaluation of fees paid to a decision maker or a service provider as a variable interest; the determination of primary beneficiary of a variable interest entity (VIE) when fee arrangements exist, the treatment of related parties in the VIE consolidation model and the consolidation of certain investment funds.  We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

In January 2015, ASU 2015-01 Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, was issued by the FASB. The ASU eliminates the concept of extraordinary items. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be expanded to include items that are both unusual in nature and infrequent in occurrence.  The guidance is effective for years beginning after December 15, 2015 and will be adopted in the first quarter of 2016. We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Segment Reporting

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

An analysis of our revenue, operating profit and total assets are as follows (unaudited):

	Three Months Ended March 31,
Revenue	2015	2014
Distribution	$166,136	$142,482
Installation	108,505	—
	$274,641	$142,482

	Three Months Ended March 31,
Gross profit (loss)	2015	2014
Distribution	$(9,975)	$7,094
Installation	(1,766)	—
	$(11,741)	$7,094

Assets	March 31, 2015	December 31, 2014
Distribution	$2,482,508	$2,560,940
Installation	20,997	—
	$2,503,505	$2,560,940

We do not allocate operating expenses or other income (expense) to any of these segments for internal reporting purposes, as we do not believe that allocating these expenses is beneficial in evaluating segment performance. Installation assets include only accounts receivable assets. Other than accounts receivable, we do not allocate assets to segments for internal reporting purposes as we do not manage our segments by such metrics.

4.  Other Assets

We entered into a Supply and Warranty Agreement and Master Assignment Agreement with Real Goods Solar, Inc. (“Real Goods”), pursuant to which Real Goods has agreed to perform certain warranty work. The terms of the agreement provide that an escrow account be established as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for this warranty work. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow account.  In accordance to the Escrow Agreement, the escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement, although we believe that the amount may be redeemed earlier. In December 2014, $110,000 of the funds in escrow were returned by Real Goods. As of March 31, 2015, there was $90,000 remaining in escrow, which is included under “Other assets, net” in our condensed consolidated balance sheets.

5. Accounts Receivable

Accounts receivable consists of the following:
	March 31, 2015	December 31, 2014
Trade accounts	$104,005	$154,172
Less: Allowance for bad debts	(21,972)	(24,882)
Less: Allowance for returns	(19,647)	(10,834)
	$62,386	$118,456

The following table summarizes the allowance for doubtful accounts as of March 31, 2015 and December 31, 2014:

	Balance as of Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance as of End of Period
Three months ended March 31, 2015	$24,882	$2,909	$(5,819)	$21,972
Year ended December 31, 2014	$2,899	$36,763	$(14,780)	$24,882

6. Inventory

Inventory consists of the following:

	March 31, 2015	December 31, 2014
Finished goods	$631,616	$669,706
Work in process	70,329	58,666
	$701,945	$728,372

Inventory is stated at the lower of cost (on an average basis) or market value. We determine cost based on our weighted-average purchase price and include both the costs of acquisition and the shipping costs in our inventory. We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value. We did not record a write-down of inventory during the three months ended March 31, 2015.

7. Property and Equipment, Net

Property and equipment, net consist of the following:
	March 31, 2015	December 31, 2014
Office equipment	$436,051	$436,051
Leasehold improvements	123,278	123,278
Vehicles	17,992	17,992
	577,321	577,321
Less: Accumulated depreciation and amortization	(576,971)	(576,622)
	$350	$699

Depreciation expense for the three months ended March 31, 2015 and 2014 was $349 and $4,920, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:
	March 31, 2015	December 31, 2014
Accrued salaries, wages, benefits and bonus	$63,876	$45,586
Sales tax payable	3,646	662
Accrued accounting and legal fees	61,050	—
Customer deposit payable	33,604	41,265
Accrued interest	22,256	5,683
Other accrued liabilities	20,361	11,033
	$204,793	$104,229

9. Convertible Notes Payable and Credit Facility

Convertible Notes Payable

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures on January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a securities purchase agreement with a certain institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and (ii) five-year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances.  On March 18, 2014, we issued under the Securities Purchase Agreement we entered into with the institutional investor on February 25, 2014 a (i) convertible note in the principal amount of $300,000 that matures March 18, 2016 and (ii) five–year warrant (with a cashless exercise feature under certain circumstances) to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. The convertible notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. During the three months ended March 31, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $47,134, net of unamortized discount at date of conversion, were converted into 34,565,577 shares of our common stock.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the three months ended March 31, 2015 of approximately $41,000 on a total of three convertible notes.

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

Line of Credit

On September 30, 2013, we entered into a loan and security agreement (the “Loan Agreement”) with Alpha Capital Anstalt (“Alpha Capital”) and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that could be borrowed under the Loan Agreement was $500,000. We had the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances were secured by a lien on all of our assets. All advances under the Loan Agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Loan Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the Loan Agreement for one year, and to exchange the $500,000 plus interest owing under the Loan Agreement for a one year, 8%, convertible note. As of March 31, 2015, a $500,000 convertible note, along with $10,000 in accrued interest, was outstanding. We are no longer able to make borrowings under the Loan Agreement.

The convertible note is convertible at $0.01 per share of common stock. On the date we issued the convertible note to Alpha Capital, our stock price was $0.0155 per share of common stock. As a result of the difference between the stock price at the time of issuance and the conversion price, we recorded a beneficial conversion feature in the amount of $275,000 as a reduction to the Convertible Note and an increase in additional paid in capital on our condensed consolidated balance sheets. The beneficial conversion feature is being amortized over the 12 month term of the Note. We recorded additional interest expense of approximately $23,000 during the quarter ended March 31, 2015 related to the beneficial conversion feature.

10. Stockholders’ Deficit

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

Pursuant to the terms of our Equity Purchase Agreement, a placement fee of one million shares of unregistered common stock was due to Southridge pursuant to the terms of the Equity Purchase Agreement. As of March 31, 2014, we issued 500,000 shares of unregistered common stock due upon the declaration of effectiveness of our Form S-1/A by the Securities and Exchange Commission of our Form S-1/A. In April 2014, we issued the remaining 500,000 shares of unregistered common stock to Southridge upon the completion of our initial take-down request under the Equity Purchase Agreement. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge, that superseded our Prior Equity Purchase Agreement with Southridge that was entered into on January 23, 2014. The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement. Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of May 12, 2015, 67,813,489 shares had been sold at an average price of $0.0137 per share, resulting in total proceeds of approximately $929,000.

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock, of which 500,000 shares of our common stock were due to Southridge on January 16, 2015, the date that the registration statement was declared effective and the remaining 500,000 shares of common stock were due on January 20, 2015, the date that we delivered our first Draw Down Notice to Southridge. We valued the issuance of these shares based on the closing price of the stock as of January 16, 2015, $0.0169 for 500,000, and as of January 20, 2015, $0.0161 for 500,000, and we recorded $16,500 as a reduction in “Additional Paid In Capital” on our condensed consolidated balance sheets.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 50,000,000 shares and there were 45,593,221 shares available for issuance under the Stock Plan as of March 31, 2015.

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

We recognized stock-based compensation expense of approximately $68,600 and $166,000 during the three months ended March 31, 2015 and 2014, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan. Stock-based compensation expense for the three months ended March 31, 2014, included $90,000, related to the issuance of convertible notes for our financial advisor.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2015:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance as of January 1, 2015	7,186	$2.16
Granted	—	$—
Forfeited/cancelled	—	$—
Released/vested	(7,186)	$2.16
Outstanding and not vested as of March 31, 2015	—	$—

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of December 31, 2014, there was approximately $1,000, respectively, of unrecognized stock-based compensation expense associated with the granted of unvested restricted stock. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 0.2 years. The total fair value of shares vested during the three months ended March 31, 2015 and 2014, was approximately $23,000 and $13,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three months ended March 31, 2015 and 2014, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the three months ended March 31, 2015:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding as of January 1, 2015	37,034,483	$0.03
Granted	—	$—
Forfeited/cancelled/expired	—	$—
Exercised	—	$—
Outstanding as of March 31, 2015	37,034,483	$0.03
Exercisable as of March 31, 2015	7,321,779	$0.07

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. There were no stock options granted during the three months ended March 31, 2015 and 2014.

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of March 31, 2015 and December 31, 2014, was 4.1 years and 4.4 years, respectively. The total estimated fair value of stock options vested during the three months ended March 31, 2015 and 2014 was approximately $23,000 and $13,000, respectively. The aggregate intrinsic value of stock options outstanding as of March 31, 2015 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of March 31, 2015 and December 31, 2014, there was approximately $479,000 and $91,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 4.3 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three ended March 31, 2015, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

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

The following table summarizes the Warrant activity for the three months ended March 31, 2015:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	22,148,045	$0.23
Issued	—	—
Exercised	—	—
Cancelled/expired	—	—
Outstanding at March 31, 2015	22,148,045	$0.23

The majority of our warrants outstanding are not exercisable for nine months from the date of issuance and are exercisable for either 4.5 years or 5 years thereafter. Our outstanding warrants expire on various dates between December 2015 and March 2019.

13. Earnings Per Share

On January 1, 2009, we adopted Accounting Standards Codification 260 (formerly Financial Accounting Standards Board Staff Position (“FSP”) Emerging Issues Task Force (“EITF 03-6-1”) (“ASC 260”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260 (formerly Statement of  Financial Accounting Standards (“SFAS”) No. 128), Earnings Per Share.

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

	Three Months Ended March 31,
	2015	2014
Basic:
Numerator:
Net loss	$(825,176)	$(84,396)
Preferred deemed dividend and preferred stock dividend
Less: Net loss allocated to participating securities	8	960
	$(825,168)	$(83,436)
Denominator:
Weighted-average shares outstanding	328,001,069	132,940,312
Weighted-average unvested restricted shares outstanding	(3,322)	(1,512,311)
Denominator for basic net loss per share	327,997,747	131,428,001

Basic net loss per share attributable to common stockholders	$(0.00)	$(0.00)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	March 31, 2015	December 31, 2014
Stock options outstanding	37,034,483	37,034,483
Unvested restricted stock	—	7,186
Warrants to purchase common stock	22,148,045	22,148,045

14. Concentration of Risk

Supplier Relationships

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

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2015, Suntech has not sought to enforce its judgment. As of March 31, 2015, we have included in accounts payable in our consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three months ended March 31, 2015, three customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient, Helco Electrics (“Helco”) a full-service provider of electrical services in southern Oregon, Verengo Solar (“Verengo”), a solar installer based in Southern California, Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California. For the three months ended March 31, 2015 and 2014, the percentages of sales of our top five customers are as follows:
	Three Months Ended March 31,
	2015	2014
Smart Energy Today	34.9%	—
Helco Electric	12.7%	22.9%
Verengo Solar	13.9%	—
Sustainable Environmental Enterprises	—	11.7%
Shoreline Electric	—	31.9%

The percentage of our gross accounts receivable for our top accounts receivable balance as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
WDC Solar, Inc.	62.4%	40.1%
Lowe’s Retail	11.6%	16.8%
Greg Teegarden	11.4%	—
Sustainable Environmental Enterprises	—	6.5%

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 30% and 39% of purchases as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, accounts payable included amounts owed to our top three suppliers of approximately $68,000 and $0, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Liabilities	Level 1	Level 2	Level 3	December 31, 2014
Fair value of derivative liability – embedded conversion feature	$—	$—	$129,598	$129,598
Total	$—	$—	$129,598	$129,598

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

During the quarter ended March 31, 2015, the Monte Carlo Simulation-based model was used to calculate the fair value of the embedded conversion feature based on a stock price of between $0.011 and $0.036 and a volatility of between 94.4% and 99.7%.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015:

	Derivative Liability – Embedded Conversion Feature	Total Level 3
Beginning balance – January 1, 2015	$129,598	$129,598
Issuances	—	—
Conversions	(88,333)	(88,333)
Total realized and unrealized gains or losses	(41,265)	(41,265)
Ending balance – March 31, 2015	$—	$—

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three months ended March 31, 2015, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

On February 9, 2015, the law firm of Snell & Wilmer LLP filed suit against us in California Superior Court, County of Orange.  The complaint alleges that we have failed to pay Snell & Wilmer fees due to that firm in connection with prior patent prosecution litigation, in an amount of no less than $808,202, plus interest.  We are still evaluating the merits of the claim but intend to defend against it vigorously.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

On April 6 and April 20, 2015, we received proceed of approximately $55,000 and $94,000 related to the sale of approximately 14 million shares under our Equity Purchase Agreement. On April 1, 2015, we issued 24 million shares of our common stock pursuant to a put notice under the Equity Purchase Agreement.
On April 17, 2015, we entered into a sublease for 1,500 square feet of office space and 2,000 square feet of warehouse storage space at 48900 Milmont Drive, Fremont, California, for $4,250 per month. The lease began when we initially occupied the new facilities on May 8, 2015 and the term will run for 12 months, expiring on May 30, 2016, after which it will be month-to-month.

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

Company Overview

We are a designer and manufacturer of integrated solar power systems and solar panels with integrated microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. During the fourth quarter 2014, we re-entered the solar power installation business.

In September 2007, we introduced our “plug and play” solar panel technology (under the brand name “Andalay”), which we believe significantly reduces the installation time and costs, and provides superior reliability and aesthetics, when compared to other solar panel mounting products and technology. Our panel technology offers the following features: (i) mounts closer to the roof with less space in between panels; (ii) no unsightly racks underneath or beside panels; (iii) built-in wiring connections; (iv) approximately 70% fewer roof-assembled parts and approximately 50% less roof-top labor required; (v) approximately 25% fewer roof attachment points; (vi) complete compliance with the National Electric Code and UL wiring and grounding requirements. We have seven U.S. patents (Patent No. 7,406,800, Patent No. 7,832,157, Patent No. 7,866,098, Patent No. 7,987,641, Patent No. 8,505,248, Patent No. 8,813,460, and Patent No. 8,938,919) that cover key aspects of our Andalay solar panel technology, as well as U.S. Trademark No. 348565 3 for registration of the mark “Andalay Solar.” In addition to these U.S. patents, we have eight foreign patents. Currently, we have 15 issued patents and nine other pending U.S. and foreign patent applications that cover the Andalay technology working their way through the USPTO and foreign patent offices.

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

Concentration of Risk

Supplier Relationships

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

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of March 31, 2015, Suntech has not sought to enforce its judgment. As of March 31, 2015, we have included in accounts payable in our consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three months ended March 31, 2015, three customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient, Helco Electrics (“Helco”) a full-service provider of electrical services in southern Oregon, Verengo Solar (“Verengo”), a solar installer based in Southern California, Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California. For the three months ended March 31, 2015 and 2014, the percentages of sales of our top five customers are as follows:

	Three Months Ended March 31,
	2015	2014
Smart Energy Today	34.9%	—
Helco Electric	12.7%	22.9%
Verengo Solar	13.9%	—
Sustainable Environmental Enterprises	—	11.7%
Shoreline Electric	—	31.9%

The percentage of our gross accounts receivable for our top accounts receivable balance as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
WDC Solar, Inc.	62.4%	40.1%
Lowe’s Retail	11.6%	16.8%
Greg Teegarden	11.4%	—
Smart Energy	—	6.5%

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three vendors accounted for approximately 30% and 39% of purchases as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, accounts payable included amounts owed to our top three suppliers of approximately $68,000 and $0, respectively.

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Three Months Ended March 31, 2015,
	2015		2014
Net revenue	$274,641	100.0%	$142,482	100.0%
Cost of goods sold	286,382	104.3%	135,388	95.0%
Gross profit (loss)	(11,741)	(4.3)%	7,094	5.0%
Operating expenses
Sales and marketing	71,129	25.9%	63,384	44.5%
General and administrative	721,358	262.7%	604,164	424.0%
Total operating expenses	792,487	288.1%	667,548	468.5%
Loss from continuing operations	(804,228)	(292.8)%	(660,454)	(463.5)%
Other income (expense)
Interest expense, net	(62,213)	(22.7)%	(77,085)	(54.1)%
Adjustment to the fair value of embedded derivatives	41,265	15.0%	(101,551)	71.3%
Settlement of prior debt owed	—	0.0%	769,148	539.8%
Total other income (expense), net	(20,948)	(7.5)%	590,512	414.4%
Loss before provision for income taxes	(825,176)	(300.5)%	(69,942)	(49.1)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	(825,176)	(300.5)%	(69,942)	(49.1)%
Preferred stock dividend	—	(0.0)%	(14,454)	(10.1)%
Net loss attributable to common stockholders	$(825,176)	(300.5)%	$(84,376)	(59.2)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)		$(0.00)

Weighted-average shares used in computing loss per common share (basic and diluted)	327,997,747		131,428,001

Net Revenue

We generate revenue from the sale and installation of solar power systems. For the three months ended March 31, 2015, we generated $275,000 of revenue, an increase of $132,000, or 92.8%, compared to $142,000 of revenue for the three months ended March 31, 2014. The increase in revenue was due to an increase in watts sold, partially offset by a decrease in our average selling price per watt.

Cost of Goods Sold

Cost of goods sold as a percent of revenue for the three months ended March 31, 2015, was 104.3% of net revenue, compared to 95.0% for the three months ended March 31, 2014. Gross loss for the three months ended March 31, 2015, was $12,000, or 4.3% of revenue, compared to gross profit of $7,000 or 5.0% of revenue for the same period in 2014. The decrease in gross margin in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due to higher inventory overhead allocations.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2015, were $71,000, or 25.9% of net revenue as compared to $63,000, or 44.5% of net revenue during the same period of the prior year. The $8,000 increase in sales and marketing expenses for the three months ended March 31, 2015, compared to the same period in 2014 was primarily due to an increase of $23,000 in payroll and commission expense, partially offset by a decrease of $14,000 in travel and entertainment. The increase in payroll costs was due to higher headcount and an increase in commissions. The decrease in travel and entertainment was due to a decrease in travel costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015, were $721,000, or 262.7% of net revenue as compared to $604,000, or 424.0% of net revenue during the same period of the prior year. The increase in general and administrative expense for the three months ended March 31, 2015, compared to the same period in 2014, was due primarily to an increase in payroll and benefits of $79,000, professional fees of $60,000 and accounting and legal fees of $23,000, partially offset by a decrease in stock compensation expense of $105,000. The increase in payroll and benefits was due to higher headcount. The increase in professional fees was due to consulting fees. The increase in legal and accounting fees was due higher utilization of legal and accounting services. The decrease in stock compensation expense was due to the timing of restricted stock and stock option grants.

Interest Expense, Net

During the three months ended March 31, 2015, net interest expense was approximately $62,000 compared with net interest expense of $77,000 for the same period in 2014. The decrease in interest expense was associated with the decrease in the outstanding balance of notes payable and convertible debt.

Adjustment to the Fair Value of Embedded Derivatives

During the three months ended March 31, 2015, we recorded mark-to-market adjustments to reflect the fair value of embedded derivatives, resulting in an unrealized gain of approximately $41,000 in our condensed consolidated statements of operations, compared to an unrealized loss of approximately $102,000 for the same period in 2014.

Income Taxes

During the three months ended March 31, 2015 and 2014, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net Loss

Net loss from continuing operations for the three months ended March 31, 2015, was $825,000, compared to a net loss from continuing operations of $70,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the three months ended March 31, 2015 and for each of the two years in the period ended December 31, 2014, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of March 31, 2015, we had approximately $135,000 of cash on hand.  We intend to address ongoing working capital needs through sales of products, along with raising additional debt and equity financing. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. The current economic downturn adds uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations. It also worsens the market conditions for seeking equity and debt financing. As a result of our delisting from the Nasdaq Capital Market in September 2012, we are no longer eligible to file new registration statements on Form S-3, which may make it more costly and more difficult for us to obtain additional equity financing.  We currently anticipate that we will retain all of our earnings, if any, for development of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

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

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. During the three months ended March 31, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $47,134, were converted into 34,565,577 shares of our common stock.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a benefit for the three months ended March 31, 2015 of $41,000 on the fair value of derivatives.

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

Line of credit

On September 30, 2013, we entered into a loan and security agreement (the “Loan Agreement”) with Alpha Capital Anstalt (“Alpha Capital”) and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that could be borrowed under the Loan Agreement was $500,000. We had the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances were secured by a lien on all of our assets. All advances under the Loan Agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Loan Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the Loan Agreement for one year, and to exchange the $500,000 plus interest owing under the Loan Agreement for a one year, 8%, convertible note. As of March 31, 2015, a $500,000 convertible note, along with $10,000 in accrued interest, was outstanding. We are no longer able to make borrowings under the Loan Agreement.

The convertible note is convertible at $0.01 per share of common stock. On the date we issued the convertible note to Alpha Capital, our stock price was $0.0155 per share of common stock. As a result of the difference between the stock price at the time of issuance and the conversion price, we recorded a beneficial conversion feature in the amount of $275,000 as a reduction to the Convertible Note and an increase in additional paid in capital on our condensed consolidated balance sheets. The beneficial conversion feature is being amortized over the 12 month term of the Note. We recorded additional interest expense of approximately $23,000 during the three months ended March 31, 2015 relad to the beneficial conversion feature.

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

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock, of which 500,000 shares of our common stock were due to Southridge on January 16, 2015, the date that the registration statement was declared effective and the remaining 500,000 shares of common stock were due on January 20, 2015, the date that we delivered our first Draw Down Notice to Southridge. We valued the issuance of these shares based on the closing price of the stock as of January 16, 2015, $0.0169 for 500,000, and as of January 20, 2015, $0.0161 for 500,000, and we recorded $16,500 as a reduction in “Additional Paid In Capital” on our condensed consolidated balance sheets.

We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of May 12, 2015, 67,813,489 shares had been sold at an average price of $0.0137 per share, resulting in total proceeds of approximately $929,000.

Cash Flow Analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of March 31, 2015, we had approximately $135,000 in cash on hand.

Cash used in operating activities was approximately $628,000 for the three months ended March 31, 2015. Cash provided by operating activities was primarily due our net loss adjusted for non-cash items of $99,000, a $67,000 decrease in accounts receivable and a $84,000 increase in accrued liabilities and accrued warranty, partially offset by a $124,000 decrease in accounts payable. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash used in investing activities was approximately $42,000 for the three months ended March 31, 2015. Cash used in investing activities was due to the acquisition of patents.

Cash provided by financing activities was approximately $744,000 for the three months ended March 31, 2015. During the three months ended March 31, 2015, we received $780,000 in proceeds from securities purchase agreement, partially offset by $36,000 from the repayment of notes payable.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reporting of assets, liabilities, sales and expenses, and the disclosure of contingent assets and liabilities. Note 2 to our consolidated financial statements for the years ended December 31, 2014 and 2013 as filed in our Annual Report on Form 10-K provides a summary of our significant accounting policies, which are all in accordance with generally accepted accounting policies in the United States. Certain of our accounting policies are critical to understanding our consolidated financial statements, because their application requires management to make assumptions about future results and depends to a large extent on management’s judgment, because past results have fluctuated and are expected to continue to do so in the future.

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

Patent costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 9.75 years as of March 31, 2015, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2014 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis. Effective for fiscal years beginning after December 15, 2015, the update effects the consolidation criteria around limited partnerships and similar legal entities; evaluation of fees paid to a decision maker or a service provider as a variable interest; the determination of primary beneficiary of a variable interest entity (VIE) when fee arrangements exist, the treatment of related parties in the VIE consolidation model and the consolidation of certain investment funds.  We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

In January 2015, ASU 2015-01 Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, was issued by the FASB. The ASU eliminates the concept of extraordinary items. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be expanded to include items that are both unusual in nature and infrequent in occurrence.  The guidance is effective for years beginning after December 15, 2015 and will be adopted in the first quarter of 2016. We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

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

Interest Rate Risk

As of March 31, 2015, we had approximately $500,000 borrowed under convertible notes. Our convertible notes bear interest at a rate of 8% per year. The interest rate under these notes are fixed for the life of the agreements, therefore, any change in market interest rates will not have an impact on the amount of our interest expense.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who is also our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Based on this evaluation, management concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below. In connection with the preparation of our financial statements for the three months ended March 31, 2015, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We have begun to take actions that we believe will substantially remediate the material weakness identified. In response to the identification of our material weakness, we: (i) increased the focus of our employees and contractors in our financial group, (ii) are in the process of establishing a review process for key aspects of our financial reporting process, and (iii) will seek to establish better operating controls, which will involve establishing formal procedures to communicate deficiencies in internal controls with our management on a timely basis. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended March 31, 2015.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On February 9, 2015, the law firm of Snell & Wilmer LLP filed suit against us in California Superior Court, County of Orange.  The complaint alleges that we have failed to pay Snell & Wilmer fees due to that firm in connection with prior patent prosecution litigation, in an amount of no less than $808,202, plus interest.  We are still evaluating the merits of the claim but intend to defend against it vigorously.

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

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings will likely dilute our stockholders. The December Equity Purchase Agreement that we entered into with Southridge Partners II, LP (“Southridge”) on December 10, 2014 contains conditions that must be met prior to each funding event and therefore there can be no assurance that such conditions will be met when funding is needed. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. Our loss of S-3 eligibility in September 2012 due to our Nasdaq delisting and limited availability of authorized and unissued common stock may make it more difficult to raise such funds. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. If we are not able to raise additional capital, and if we are not able to significantly increase our revenues from operations, we will not have enough funds to continue operations and we may either decide to or may be forced to reorganize or to wind down our operations. If such event were to occur, any equity holdings in the Company would likely be reduced to zero.

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

For the quarter ended March 31, 2015, and for the years ended December 31, 2014 and 2013, we have incurred net losses from operations. We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

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

We are engaging in a new strategy of licensing our patented products to large manufacturers but have not executed any license agreements

We believe that licensing our products instead of manufacturing ourselves or through contracted manufacturers will enable us to operate the business in a less capital intensive manner.  We have signed one memorandum of understanding in the first quarter of 2015, and are negotiating others, but have not signed any license agreements, although we are also negotiating with a number of manufacturers.  This strategy will be dependent on us also signing distribution agreements with large residential solar installers/distributors.  We have not signed any agreements but we are in active discussions with potential partners.  If we are not able to accomplish our goal of signing large manufacturers and large installers/distributors, our business will be severely negatively impacted.

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

The U.S. Government imposed tariffs on solar panels manufactured in China causing the prices for solar panels to increase. This could cause customer demand for our products to decrease.

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

We anticipate that at least some of our license partners may produce their solar modules in China. The imposition of tariffs on these modules may cause prices to rise, which would generally increase the price of solar power systems, and which may cause a reduction in demand.

We have experienced significant customer concentration in recent periods, and our revenue levels could be adversely affected if any significant customer fails to purchase products from us at anticipated levels.

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the three months ended March 31, 2015 and 2014, five customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient, Helco Electrics (“Helco”) a full-service provider of electrical services in southern Oregon, Verengo Solar (“Verengo”), a solar installer based in Southern California, Sustainable Environmental Enterprises (“SEE”), a leading provider of renewable energy and development projects located in New Orleans, Louisiana, and Shoreline Electric (“Shoreline”) a provider of residential and commercial electrical services in Southern California.

We are continuing to shift our business model, away from manufacturing and towards licensing, design and installation. We had previously exited the installation business, and there is no guarantee that we will be successful in returning to that business.

Our shift to focus on a license, design and installation business model will depend, in large part, on our ability to successfully expand our distribution channels to include authorized dealers in California, as well as elsewhere in North America, and to accelerate the growth of our design and installation business. California is the largest state in the country for solar products, accounting for approximately 50 percent of the U.S. market. Therefore, we continue to pursue developing distribution channel partners in California and North America, as well as installation opportunities in California.

If we are not able to achieve the expansion of our license, design and installation business and meet our revenue growth and cost reduction objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of our change in strategic focus and our restructuring may not be realized or may take longer to realize than expected, and the value of our common stock may be adversely affected.

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

The continuing tight credit markets are contributing to a slower than anticipated growth in the solar industry, which may worsen if these economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and adverse market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for us. Further, these conditions and uncertainty about future economic conditions make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

We may have warranty obligations to Real Goods Solar, Inc. that could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California in 2010, Real Goods Solar, Inc. (“Real Goods”) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “Andalay Installations”). We retain secondary warranty responsibility on the Andalay Installations, in the event that Real Goods fails to perform the warranty. We will reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for Andalay Installations a 5-year or a 10-year warranty. We have accrued, and included within “Accrued Warranty” in our consolidated balance sheets as of December 31, 2014 and 2013, a liability of approximately $568,000 and $1.0 million, respectively, to cover these warranty obligations. That amount is intended to cover both the Andalay Installations and certain installation projects assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in “Other assets, net” in our condensed consolidated balance sheets. In November 2014, Real Goods returned $110,000 of the escrow amount. If Real Goods fails to perform under the assigned warranty coverage, or the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

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

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge, which superseded a prior agreement we had entered into with Southridge on January 23, 2014, pursuant to which we issued 35,000,000 shares of our common stock for gross proceeds of $684,000. Pursuant to the December Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the December Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

On January 27, 2014, we entered into a securities purchase agreement with the Alpha Capital Anstalt relating to the sale and issuance of a convertible note in the principal amount of $100,000 that matures January 27, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events. On February 25, 2014, we entered into a securities purchase agreement with Alpha Capital Anstalt relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and is convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events and (ii) five-year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. On March 18, 2014, we issued under the Securities Purchase Agreement we entered into with Alpha Capital Anstalt on February 25, 2014 a (i) convertible note in the principal amount of $300,000 that matures March 18, 2016 and (ii) five –year warrant (with a cashless exercise feature under certain circumstances) to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances.   On February 27, 2015, we revised the Loan and Securities Agreement that we had entered into with Alpha Capital on September 30, 2013 and issued to Alpha Capital a convertible note for a principal amount of $500,000, plus accrued interest.  This note has a conversion price equal to $0.01 per share, subject to adjustment upon the happening of certain events.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of May 13, 2015, we had 398,153,951 shares of common stock outstanding and we had warrants to purchase 22,148,045 shares of common stock and options to purchase 37,034,483 shares of common stock outstanding.

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

Under the terms of the December Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of shares of our common stock. From time to time during the term of the December Equity Purchase Agreement, and at our sole discretion, we may present Southridge with a Draw Down Notice requiring Southridge to purchase shares of our common stock. The purchase price to be paid by Southridge will be 90% of the average of the daily Value Weighted-Average Price (“VWAP”) during the Valuation Period. On the date the Draw Down Notice is delivered to Southridge, we are required to deliver an estimated amount of shares to Southridge’s brokerage account equal to 125% of the Draw Down Amount indicated in the Draw Down Notice divided by the closing bid price of the trading day immediately prior to the date of the Draw Down Notice (“Estimated Shares”). The Valuation Period will begin the first trading day after the Estimated Shares have been delivered to Southridge’s brokerage account and have been cleared for trading and terminate on the tenth day thereafter. At the end of the Valuation Period, if the number of Estimated Shares delivered to Southridge is greater than the shares issuable pursuant to a Draw Down, then Southridge is required to return to us the difference between the Estimated Shares and the actual number of shares issuable pursuant to the Draw Down. If the number of Estimated Shares is less than the shares issuable under the Draw Down, then we are required to issue additional shares to Southridge equal to the difference; provided that the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding. As a result, our existing shareholders will experience immediate dilution upon the purchase of any of the shares by Southridge. The issue and sale of the shares under the December Equity Purchase Agreement may also have an adverse effect on the market price of the common shares. Southridge may resell some, if not all, of the shares that we issue to it under the December Equity Purchase Agreement and such sales could cause the market price of the common stock to decline significantly. To the extent of any such decline, any subsequent puts would require us to issue and sell a greater number of shares to Southridge in exchange for each dollar of the put amount. Under these circumstances, the existing shareholders of our company will experience greater dilution. The effect of this dilution may, in turn, cause the price of our common stock to decrease further, both because of the downward pressure on the stock price that would be caused by a large number of sales of our shares into the public market by Southridge, and because our existing stockholders may disagree with a decision to sell shares to Southridge at a time when our stock price is low, and may in response decide to sell additional shares, further decreasing our stock price. If we draw down amounts under the Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount of funding.

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

The actual number of shares we will issue in any particular put or in total under the December Equity Purchase Agreement is uncertain. Subject to certain limitations in the December Equity Purchase Agreement, we have the discretion to give a put notice at any time throughout the term. The number of shares we must issue after giving a put notice will fluctuate based on the market price of the common shares during the put pricing period. Southridge will receive more shares if the market price of our common stock declines. Since the price per share of each put share will fluctuate based on the market price of our common stock during the put pricing period, the actual amount Southridge will pay for the put shares included in any particular put will decrease if the market price of our common stock declines. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of May 12, 2015, 67,813,489 shares had been sold at an average price of $0.0137 per share, resulting in total proceeds of approximately $929,000.

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

Dated: May 20, 2015	/s/ Steve Chan
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