Form 10-Q
period 2015-06-30
Andalay Solar, Inc.
filed 2015-10-09
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number 001-33695

Andalay Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0181035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2721 Shattuck Avenue, #305, Berkeley, CA	94705
(Address of principal executive offices)	(Zip Code)

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

As of October 9, 2015, 475,536,045 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Andalay Solar, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2015 (unaudited)	December 31, 2014 (1)
Assets
Current assets:
Cash	$23,654	$61,542
Accounts receivable, net	117,515	118,456
Other receivable	102,452	—
Inventory	231,694	728,372
Prepaid expenses and other current assets	140,301	280,066
Total current assets	615,616	1,188,436
Property and equipment, net	—	699
Patents, net	1,114,950	1,131,327
Other assets, net	116,255	240,478
Total assets	$1,846,821	$2,560,940

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,423,401	$3,345,361
Accrued liabilities	247,674	104,229
Accrued warranty	936,561	938,466
Deferred revenue	—	15,450
Derivative liability – embedded conversion feature	—	129,598
Credit facility	—	500,000
Note payable – short-term	261,755	109,164
Convertible notes and beneficial conversion feature – short-term	316,735	30,000
Total current liabilities	4,186,126	5,172,268

Convertible notes, less current portion (net of discount)	—	343,499
Total liabilities	4,186,126	5,515,767

Commitments and contingencies (Note 17)

Stockholders’ deficit:
Common stock, $0.001 par value; 1,250,000,000 shares authorized; 398,153,951 and 279,475,332 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	398,154	279,475
Additional paid-in capital	83,875,990	82,026,952
Accumulated deficit	(86,613,449)	(85,261,254)
Total stockholders’ deficit	(2,339,305)	(2,954,827)
Total liabilities and stockholders’ deficit	$1,846,821	$2,560,940

(1)  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$341,982	$306,919	$616,623	$449,401
Cost of goods sold	798,100	296,640	1,084,482	432,028
Gross profit (loss)	(456,118)	10,279	(467,859)	17,373
Operating expenses
Sales and marketing	78,787	75,332	149,916	138,716
General and administrative	639,709	537,382	1,361,067	1,141,546
Total operating expenses	718,496	612,714	1,510,983	1,280,262
Loss from continuing operations	(1,174,614)	(602,435)	(1,978,842)	(1,262,889)
Other income (expense)
Interest expense, net	(84,966)	(113,874)	(147,179)	(190,959)
Adjustment to the fair value of embedded derivatives	—	84,868	41,265	(16,683)
Settlement of prior debt owed	732,561	—	732,561	769,148
Total other income (expense), net	647,595	(29,006)	626,647	561,506
Loss before provision for income taxes	(527,019)	(631,441)	(1,352,195)	(701,383)
Provision for income taxes	—	—	—	—
Net loss	(527,019)	(631,441)	(1,352,195)	(701,383)
Preferred stock dividend	—	(4,390)	—	(18,844)
Net loss attributable to common stockholders	$(527,019)	$(635,831)	$(1,352,195)	$(720,227)

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares used in computing loss per common share:	398,153,951	191,427,247	366,026,275	161,593,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of January 1, 2015	279,475,332	$279,475	$82,026,952	$(85,261,254)	$(2,954,827)
Issuance of common stock pursuant to equity purchase agreement	84,113,042	84,113	1,021,431	—	1,105,544
Beneficial conversion feature on issuance of convertible note	—	—	275,000	—	275,000
Issuance of common stock upon conversion of note payable	34,565,577	34,566	443,828	—	478,394
Stock-based compensation	—	—	108,779	—	108,779
Net loss	—	—	—	(1,352,195)	(1,352,195)
Balance as of June 30, 2015	398,153,951	$398,154	$83,875,990	$(86,613,449)	$(2,339,305)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,352,195)	$(701,383)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	699	8,225
Amortization	58,750	56,693
Bad debt expense	(5,056)	4,492
Write down of inventory	376,488	—
Unrealized (gain) loss on fair value of embedded derivatives	(41,265)	16,683
Accretion of interest on convertible note	—	79,866
Accretion of interest on debt discount	91,733	—
Non-cash stock-based compensation expense	108,779	120,831
Non-cash settlement of prior debt owed	(732,561)	(769,148)
Accrued interest payable	20,075	44,696
Changes in assets and liabilities:
Accounts receivable	14,591	(38,010)
Other receivables	—	21,378
Inventory	120,190	(136,632)
Prepaid expenses and other current assets	139,765	182,770
Other assets	124,223	16,731
Accounts payable	35,601	(171,953)
Accrued liabilities and accrued warranty	129,433	(12,685)
Deferred revenue	(15,450)	—
Net cash used in operating activities	(926,198)	(1,277,446)
Cash flows from investing activities
Acquisition of patents	(42,373)	—
Net cash used in investing activities	(42,373)	—
Cash flows from financing activities
Borrowing on convertible notes payable	—	600,000
Repayment notes payable	(72,409)	(86,850)
Proceeds from issuance of common stock	1,003,092	750,000
Repayments on capital lease obligations	—	(299)
Payment of placement agent and registration fees and other direct costs	—	(36,616)
Employee taxes paid for vesting of restricted stock	—	(6,249)
Net cash provided by financing activities	930,683	1,219,986
Net decrease in cash	(37,888)	(57,460)
Cash
Beginning of period	61,542	150,081
End of period	$23,654	$92,621

Supplemental cash flows disclosures:
Cash paid during the period for interest	$2,156	$38,834
Supplemental disclosure of non-cash financing activity:
Embedded derivative on convertible note issued	$176,771	$122,630
Embedded derivative converted to equity	$88,333	$—
Receivable for issuance of common stock	$102,452	$—
Grant of warrants on issue of convertible note	$—	$170,767
Refinance of line of credit to convertible note payable	$500,000	$—
Preferred stock dividend, paid in common stock	$—	$18,844
Common stock issued for equity purchase agreement fees	$12,107	$—
Conversion of preferred stock to common stock	$—	$131,282
Conversion of convertible note to common stock	$570,531	$62,394
Beneficial conversion feature on note refinance	$275,000	$—
Accounts payable converted to note payable	$225,000	$—
Convertible note issued to financial advisor in exchange for accounts payable	$—	$150,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements of Andalay Solar, Inc. and its subsidiaries (“Andalay Solar”, “we”, “us”, “our” or the “Company”), formerly Westinghouse Solar, Inc. and Akeena Solar, Inc., for the years ended December 31, 2014 and 2013 appearing in our Form 10-K. The June 30, 2015 unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Description of Business

Andalay Solar is a designer of integrated solar mounting hardware which are integrated with compatible solar panels with microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. During the fourth quarter 2014, we re-entered the solar power installation business. In August, 2015, we revamped our business and implemented our new strategy of licensing our patented products to large module manufacturers and focusing our direct efforts on partnering with large national installers. As part of this effort to re-focus our business, we have terminated our solar power installation business, substantially reduced our headcount and have placed most of our existing mounting hardware parts inventory on consignment at reduced prices at three regional companies to serve as the direct sales and support for customers who would like to purchase our products. We will rely upon our distribution partners to host customer visits and conduct product demonstrations with support from our personnel. We believe that this new strategy is less capital intensive and will enable us to better focus on our strategic future.

We were incorporated in February 2001 as Akeena Solar, Inc. in the State of California and elected at that time to be taxed as an S corporation. During June 2006, we reincorporated in the State of Delaware and became a C corporation. On August 11, 2006, we entered into a reverse merger transaction with Fairview Energy Corporation, Inc. (“Fairview”). Pursuant to the merger, our stockholders received one share of Fairview common stock for each issued and outstanding share of our common stock. Our common shares were also adjusted from $0.01 par value to $0.001 par value at the time of the Merger. On May 17, 2010, we entered into an exclusive worldwide license agreement with Westinghouse, Inc, which permitted us to manufacture, distribute and market solar panels under the Westinghouse name and in connection therewith, on April 6, 2011, we changed our name to Westinghouse Solar, Inc. On April 13, 2011, we effected a reverse split of our common stock at a ratio of 1 – for – 4. On August 23, 2013, the license agreement with Westinghouse, Inc. was terminated and on September 19, 2013, we changed our name to our current name, Andalay Solar, Inc. and increased our number of authorized shares of common stock to 500,000,000. On June 9, 2015, we increased the number of authorized shares of common stock to 1,250,000,000.

Our Corporate headquarters is located at 2721 Shattuck Avenue, #305, Berkeley, CA 94705 as of September 2015. Our telephone number is (408) 402-9400. Additional information about Andalay Solar is available on our website at http://www.andalaysolar.com/. The information on our web site is not incorporated herein by reference.

2. Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund paying for costs associated with product management and licensing, sales efforts with certain prospective installers and distributors, ongoing operating expenses including our payroll, historical debt and accounts payable and purchases for solar mounting hardware equipment. As part of our new strategy to focus on licensing and not directly operate a distribution business, we anticipate having less need to fund the purchase of panels and microinverters that had previously constituted a high percentage of our working capital needs. We have incurred net losses and negative cash flows from operations for the six months ended June 30, 2015 and for each of the years ended December 31, 2014 and 2013. During recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses as well as office lease expense. As of June 30, 2015, we had approximately $24,000 in cash on hand. We intend to address ongoing working capital needs through revenue derived from operations and sales of remaining inventory, along with raising additional debt and equity financing. Our revenue levels remain difficult to predict, and as we anticipate we will continue to sustain losses in the near term, we cannot assure investors that we will be successful in reaching break-even.

In September 2013, we entered into a supply agreement for assembly of our proprietary modules with Tianwei New Energy Co, Ltd., a panel supplier located in China. We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. In December 2014, we began distributing panels from Auxin. In June 2015, we entered into a license agreement with Hyundai Heavy Industries Co., Ltd. whereby we granted Hyundai the right to produce Andalay compatible modules. Hyundai began shipping Andalay compatible modules as of May 2015. We do not have any commitment from Hyundai to produce Andalay compatible modules and Hyundai could terminate its relationship with us at any time. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted unless we are able to rapidly secure alternative sources of supply from first tier bankable suppliers such as Hyundai, our inventory and revenue could diminish significantly, causing disruption to our operations.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. There is uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations.  As part of the shift to focus purely on our new strategy, ongoing revenues are expected to be minimal unless and until we can start to ramp up the licensing related sales to top 20 installers. We expect this ramp up to occur no earlier than the Spring or Summer 2016 due to the long evaluation process that these installers customarily engage in as well as the seasonality of the solar industry with relatively lower sales in the Winter months. This delay is expected to make it more difficult for us to obtain equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and repayment of historical debt and accounts payable, and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Securities Purchase Agreement

Because of certain down-round protection in the conversion rate of certain outstanding convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the six months ended June 30, 2015 of approximately $41,000 on a total of three convertible notes.

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

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which matured on October 31, November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which matured on March 31, April 30 and May 31, 2015, respectively. On July 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $10,000, which matured on June 30, 2015. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

Equity Purchase Agreement

On January 23, 2014, we entered into an Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on November 25, 2013 (the “Prior Equity Purchase Agreement”).  The terms of the January 2014 Purchase Agreement are identical to those of the Prior Equity Purchase Agreement other than that the New Equity Purchase Agreement provides that the Agreement may not be amended by either party. Pursuant to the  Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the SEC declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Purchase Agreement.

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge that superseded the Equity Purchase Agreement. The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement. Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of September 13, 2015, 84,113,042 shares had been sold at an average price of $0.0131 per share, resulting in total proceeds of approximately $1.1 million.

On July 31, 2015, we filed a Registration Statement on Form S-1/A to register 150 million shares of common stock related to our December Equity Purchase Agreement with Southridge and on August 12, 2015, the SEC declared the Registration Statement effective. On August 27, 2015, we submitted an initial take-down request of $100,000 to Southridge pursuant to the terms of the December Equity Purchase Agreement of which partial proceeds of $25,000 were received on September 2, 2015 and $35,000 on September 4, 2015.

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock, of which 500,000 shares of our common stock were due to Southridge on January 16, 2015, the date that the registration statement was declared effective and the remaining 500,000 shares of common stock were due on January 20, 2015, the date that we delivered our first Draw Down Notice to Southridge. We valued the issuance of these shares based on the closing price of the stock as of January 16, 2015, $0.0169 for 500,000, and as of January 20, 2015, $0.0161 for 500,000, and we recorded $16,500 as a reduction in “Additional Paid-In Capital” on our condensed consolidated balance sheets.

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

During June 2015, we settled a prior debt of approximately $957,000 owed to DLA Piper LLP (US) for $225,000 payable if Andalay achieves certain business and milestones but in no event later than July 1, 2016. As part of this during the three months ended June 30, 2015, we recorded a gain in other income of $733,000 as a result of this favorable settlement.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments and, as of June 30, 2015 and December 31, 2014, we had no cash equivalents.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $937,000 as of June 30, 2015 and $938,000 as of December 31, 2014, is included within “Accrued warranty” in the accompanying consolidated balance sheets.

The liability for our warranty consists of the following:
	March 31, 2015	December 31, 2014
Beginning accrued warranty balance	$938,466	$1,312,918
Reduction for labor payments and claims made under the warranty	(20,899)	(75,966)
Adjustment to warranty liability for discontinued operations	—	(324,349)
Accruals related to warranties issued during the period	18,994	25,863
Ending accrued warranty balance	$936,561	$938,466

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 9.5 years as of June 30, 2015, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

Significant Accounting Policies and Estimates

There have been no material developments or changes to the significant accounting policies discussed in our 2014 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Segment Reporting

During the quarter we were engaged in two business segments, (i) we marketed, sold, designed and installed systems for residential and commercial customers and (ii) we sold our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. As of August 2015, we will engage in one business segment, which is the sale of our proprietary mounting hardware principally through distribution partnerships who will then sell to dealers and retail outlets. We intend to sell solar modules and inverters on a case by case basis in order to facilitate this distribution. In addition, we intend to make direct sales to large national installers of our mounting hardware. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standard Board (“FASB”) issued an accounting standard applicable to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued, Accounting Standards Update (“ASU”) ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

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

In June 2015 the FASB issued ASU 2015-10, Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of topics in the codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. This Accounting Standard Update is effective for fiscal years beginning after December 15, 2015 for public companies. We have not assessed the impact of this guidance on our consolidated financial statements.

In July 2015 the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have not assessed the impact of this guidance on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Segment Reporting

During the quarter ended June 30, 2015, we were engaged in two business segments, (i) the marketing, sale, design and installation of systems for residential and commercial customers and (ii) sale of our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

An analysis of our revenue, operating profit and total assets are as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2015	2014	2015	2014
Distribution	$296,487	$306,919	$462,623	$449,401
Installation	45,495	—	154,000	—
	$341,982	$306,919	$616,623	$449,401

	Three Months Ended June 30,		Six Months Ended June 30,
Gross profit (loss)	2015	2014	2015	2014
Distribution	$(390,390)	$10,279	$(400,365)	$17,373
Installation	(65,728)	—	(67,494)	—
	$(456,118)	$10,279	$(467,859)	$17,373

Assets	June 30, 2015	December 31, 2014
Distribution	$1,844,594	$2,560,940
Installation	2,227	—
	$1,846,821	$2,560,940

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

4.  Other Assets

We entered into a Supply and Warranty Agreement and Master Assignment Agreement with Real Goods Solar, Inc. (“Real Goods”), pursuant to which Real Goods has agreed to perform certain warranty work. The terms of the agreement provide that an escrow account be established as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for this warranty work. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow account.  In accordance to the Escrow Agreement, the escrow deposit will be released to us in the amount of $40,000, or one-fifth of the remaining escrow funds, per year after each of the fifth through the ninth anniversary of the escrow agreement, although we believe that the amount may be redeemed earlier. Real Goods returned $110,000 of the escrow amount in December 2014 and in June 2015, Real Goods returned the remaining $90,000 of the escrow amount as part of an agreement whereby Real Goods will no longer have any warranty or other obligations for the Andalay installations but our obligations will remain instead directly with SunRun.

5. Accounts Receivable

Accounts receivable consists of the following:
	June 30, 2015	December 31, 2014
Trade accounts	$147,297	$154,172
Less: Allowance for bad debts	(19,831)	(24,882)
Less: Allowance for returns	(9,951)	(10,834)
	$117,515	$118,456

The following table summarizes the allowance for doubtful accounts as of June 30, 2015 and December 31, 2014:

	Balance as of Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance as of End of Period
Six months ended June 30, 2015	$24,882	$(5,056)	$5	$19,831
Year ended December 31, 2014	$2,899	$36,763	$(14,780)	$24,882

6. Inventory

Inventory consists of the following:

	June 30, 2015	December 31, 2014
Finished goods	$205,488	$669,706
Work in process	26,206	58,666
	$231,694	$728,372

Inventory is stated at the lower of cost (on an average basis) or market value. We determine cost based on our weighted-average purchase price and include both the costs of acquisition and the shipping costs in our inventory. We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value. During the quarter ended June 30, 2015, we recorded a $140,000 non-cash inventory write-down and a $214,000 non-cash inventory write-off, representing 103.5% of revenue in total. The $140,000 write-down was an adjustment to the carrying value of our roof mounting inventory to reflect the decline in market prices compared to our original cost and the $214,000 was an inventory write-off of obsolete inventory.

7. Property and Equipment, Net

Property and equipment, net consist of the following:
	June 30, 2015	December 31, 2014
Office equipment	$13,500	$436,051
Leasehold improvements	—	123,278
Vehicles	17,993	17,992
	31,493	577,321
Less: Accumulated depreciation and amortization	(31,493)	(576,622)
	$—	$699

Depreciation expense for the three months ended June 30, 2015 and 2014 was $0 and $3,305, respectively, and depreciation expense for the six months ended June 30, 2015 and 2014 was $699 and $8,225, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:
	June 30, 2015	December 31, 2014
Accrued salaries, wages, benefits and bonus	$125,476	$45,586
Sales tax payable	4,154	662
Accrued accounting and legal fees	30,050	—
Customer deposit payable	31,278	41,265
Accrued interest	37,255	5,683
Other accrued liabilities	19,461	11,033
	$247,674	$104,229

9. Convertible Notes Payable and Credit Facility

Convertible Notes Payable

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures on January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a securities purchase agreement with a certain institutional accredited investor relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and (ii) five-year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances.  On March 18, 2014, we issued under the Securities Purchase Agreement we entered into with the institutional investor on February 25, 2014 a (i) convertible note in the principal amount of $300,000 that matures March 18, 2016 and (ii) five–year warrant (with a cashless exercise feature under certain circumstances) to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. The convertible notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. During the six months ended June 30, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $50,531, net of unamortized discount at date of conversion, were converted into 34,565,577 shares of our common stock.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the six months ended June 30, 2015 of approximately $41,000 on a total of three convertible notes.

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

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which matured on October 31, November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which matured on March 31, April 30 and May 31, 2015, respectively. On July 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $10,000, which matured on June 30, 2015. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

Line of Credit

On September 30, 2013, we entered into a loan and security agreement (the “Loan Agreement”) with Alpha Capital Anstalt (“Alpha Capital”) and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that could be borrowed under the Loan Agreement was $500,000. We had the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances were secured by a lien on all of our assets. All advances under the Loan Agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Loan Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the Loan Agreement for one year, and to exchange the $500,000 plus interest owing under the Loan Agreement for a one year, 8%, convertible note. As of June 30, 2015, a $317,000 convertible note, along with approximately $21,000 in accrued interest, was outstanding. We are no longer able to make borrowings under the Loan Agreement.

The convertible note had been convertible at $0.01 per share of common stock but as part of obtaining Alpha’s consent in order to enable Southridge to sell our shares at a price below $0.01 per share of common stock under the December Equity Purchase Agreement, in September 2015 we agreed to reduce the convertible price to $0.005 per share of its common stock. On the date we issued the convertible note to Alpha Capital, our stock price was $0.0155 per share of common stock. As a result of the difference between the stock price at the time of issuance and the conversion price, we recorded a beneficial conversion feature in the amount of $275,000 as a reduction to the Convertible Note and an increase in additional paid-in capital on our condensed consolidated balance sheets. The beneficial conversion feature is being amortized over the 12 month term of the Note. We recorded additional interest expense of approximately $92,000 during the six months ended June 30, 2015 for accretion of interest on the debt discount related to the beneficial conversion feature.

10. Stockholders’ Deficit

We have 1,251,000,000 shares of capital stock authorized under our certificate of incorporation, consisting of 1,250,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of September 30, 2014, we had authorized (i) 2,000 shares of Series A Convertible Preferred Stock, par value $0.001, (ii) 4,000 shares of Series B 4% Convertible Preferred Stock, par value $0.001, (iii) 1,175 shares of our Series C 8% Convertible Preferred Stock, par value $0.001, and (iv) 1,180 shares of our Series D 8% Convertible Preferred Stock, par value $0.001. All preferred stock has been converted or cancelled and none remain outstanding

On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the SEC declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On April 17, 2014, we issued 8,079,800 shares of our common stock in a Section 3(a) (10) proceeding that generated proceeds in the amount of $250,000 in full settlement of a claim (see Note 17. Commitments and Contingencies). On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Equity Purchase Agreement. We issued a total of 31,760,578 shares of our common stock at an average price of $0.02 per share pursuant to the terms of the Equity Purchase Agreement. We have approximately 3.2 million shares remaining under our effective Form S-1 and available pursuant to the terms of our Equity Purchase Agreement following our take-downs through August 11, 2014.

On January 23, 2014, we entered into an Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”). Pursuant to the Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the New Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Equity Purchase Agreement.

Pursuant to the terms of our Equity Purchase Agreement, a placement fee of one million shares of unregistered common stock was due to Southridge pursuant to the terms of the Equity Purchase Agreement. As of March 31, 2014, we issued 500,000 shares of unregistered common stock due upon the declaration of effectiveness of our Form S-1/A by the SEC of our Form S-1/A. In April 2014, we issued the remaining 500,000 shares of unregistered common stock to Southridge upon the completion of our initial take-down request under the Equity Purchase Agreement. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge, that superseded our Prior Equity Purchase Agreement with Southridge that was entered into on January 23, 2014. The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement. Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of August 13, 2015, 84,113,042 shares had been sold at an average price of $0.0131 per share, resulting in total proceeds of approximately $1.1 million.

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock, of which 500,000 shares of our common stock were paid to Southridge on January 16, 2015, the date that the registration statement was declared effective and the remaining 500,000 shares of common stock were paid on January 20, 2015, the date that we delivered our first Draw Down Notice to Southridge. We valued the issuance of these shares based on the closing price of the stock as of January 16, 2015, $0.0169 for 500,000, and as of January 20, 2015, $0.0161 for 500,000, and we recorded $16,500 as a reduction in “Additional Paid-In Capital” on our condensed consolidated balance sheets.

On July 31, 2015, we filed a Registration Statement on Form S-1/A to register 150 million shares of common stock related to our Equity Purchase Agreement with Southridge and on August 12, 2015, the SEC declared the Registration Statement effective. We submitted various take-down requests during 2015 pursuant to the terms of the December Equity Purchase Agreement. On August 27, 2015, we submitted an initial take-down request of $100,000 to Southridge pursuant to the terms of the December Equity Purchase Agreement of which partial proceeds of $25,000 were received on September 2, 2015 and $35,000 on September 4, 2015.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 125,000,000 shares and there were 83,551,550 shares available for issuance under the Stock Plan as of June 30, 2015.

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

We measure compensation expense for non-employee stock-based compensation under Accounting Standards Codification 505-50, “Equity-Based Payments to Non-Employees.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The estimated fair value is measured utilizing Black-Scholes using the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete (generally the vesting date). The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

We recognized stock-based compensation expense of approximately $40,000 and $105,000 during the three months ended June 30, 2015 and 2014, respectively, and approximately $109,000 and $271,000 during the six months ended June 30, 2015 and 2014, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan. Stock-based compensation expense for the six months ended June 30, 2014, included $150,000, related to the issuance of convertible notes for our financial advisor.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2015:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance as of January 1, 2015	7,186	$2.16
Granted	—	$—
Forfeited/cancelled	—	$—
Released/vested	(7,186)	$2.16
Outstanding and not vested as of June 30, 2015	—	$—

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of June 30, 2015, there was no remaining unrecognized stock-based compensation expense associated with the granting of unvested restricted stock. As of December 31, 2014, there was approximately $7,000 of unrecognized stock-based compensation expense associated with unvested restricted stock. The total fair value of shares vested during the six months ended June 30, 2015 and 2014, was approximately $7,000 and $31,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and six months ended June 30, 2015 and 2014, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying condensed consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the six months ended June 30, 2015:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding as of January 1, 2015	37,034,483	$0.03
Granted	—	$—
Forfeited/cancelled/expired	—	$—
Exercised	—	$—
Outstanding as of June 30, 2015	37,034,483	$0.03
Exercisable as of June 30, 2015	8,600,928	$0.07

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. There were no stock options granted during the three and six months ended June 30, 2015 and 2014.

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as of June 30, 2015 and December 31, 2014, was 3.9 years and 4.4 years, respectively. The total estimated fair value of stock options vested during the three months ended June 30, 2015 and 2014 was approximately $24,000 and $16,000, respectively. The total estimated fair value of stock options vested during the six months ended June 30, 2015 and 2014 was approximately $50,000 and $29,000, respectively. The aggregate intrinsic value of stock options outstanding as of June 30, 2015 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of June 30, 2015 and December 31, 2014, there was approximately $331,000 and $514,000, respectively, of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 3.1 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and six ended June 30, 2015, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

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

The following table summarizes the Warrant activity for the six months ended June 30, 2015:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding as of January 1, 2015	22,148,045	$0.23
Issued	—	—
Exercised	—	—
Cancelled/expired	—	—
Outstanding as of June 30, 2015	22,148,045	$0.23

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Numerator:
Net loss	$(527,019)	$(631,441)	$(1,352,195)	$(701,383)
Preferred deemed dividend and preferred stock dividend	—	(4,390)	—	(18,844)
Less: Net loss allocated to participating securities	—	2,890	6	5,268
	$(527,019)	$(632,941)	$(1,352,189)	$(714,959)
Denominator:
Weighted-average shares outstanding	398,153,951	192,301,250	366,027,927	162,784,761
Weighted-average unvested restricted shares outstanding	—	(874,003)	(1,652)	(1,191,393)
Denominator for basic net loss per share	398,153,951	191,427,247	366,026,275	161,593,368

Basic net loss per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	June 30, 2015	December 31, 2014
Stock options outstanding	37,034,483	37,034,483
Unvested restricted stock	—	7,186
Warrants to purchase common stock	22,148,045	22,148,045

14. Concentration of Risk

Supplier Relationships

We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We began receiving product from Auxin in December 2014. In June 2015, we entered into a license agreement with Hyundai whereby we granted Hyundai the right to produce Andalay compatible modules. Hyundai began shipping Andalay compatible modules as of May 2015. We do not have any commitment from Hyundai to produce Andalay compatible modules and Hyundai could terminate its relationship with us at any time. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted and our inventory and revenue could diminish significantly unless we are able to rapidly secure alternative sources of supply from first tier bankable suppliers such as Hyundai.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2015, Suntech has not sought to enforce its judgment. As of June 30, 2015, we have included in accounts payable in our condensed consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2015, two customers has accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient and NRG Home Solar, a residential solar installer. For the six months ended June 30, 2015 and 2014, the percentages of sales of our top two customers are as follows:
	Six Months Ended June 30,
	2015	2014
Smart Energy Today	34.2%	—
NRG Home Solar	14.6%	—
Saddleback Cellars	—	12.3%
WDC Solar, Inc.	—	13.5%
Shoreline Electric	—	10.1%

The percentage of our gross accounts receivable for our top customers as of June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
WDC Solar, Inc.	42.0%	40.1%
Lowe’s Retail	19.8%	16.8
NRG Home Solar	28.9%	—

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three suppliers accounted for approximately 26% and 39% of purchases as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, accounts payable included amounts owed to our top three suppliers of approximately $62,000 and $0, respectively.

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

We use a model based on Monte Carlo simulation to value the embedded conversion feature of our notes payable that are subject to fair value liability accounting. The determination of the fair value as of the reporting date is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the security and risk-free interest rate. In addition, the model uses multiple Monte Carlo simulations requiring the input of an expected life for the securities for which we have estimated and expectations of the timing and amount of future financing we may require. The fair value of the embedded conversion feature liability is revalued each balance sheet date utilizing our Monte Carlo simulation-based model computations with the decrease or increase in fair value being reported in the statement of Operations as other income or expense, respectively. The primary factors affecting the fair value of the embedded conversion feature liability are our stock price and volatility. In addition, the use of a Monte Carlo simulation-based model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

During the six months ended June 30, 2015, the Monte Carlo simulation-based model was used to calculate the fair value of the embedded conversion feature based on a stock price of between $0.011 and $0.036 and a volatility of between 94.4% and 99.7%.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015:

	Derivative Liability – Embedded Conversion Feature	Total Level 3
Beginning balance – January 1, 2015	$129,598	$129,598
Issuances	—	—
Conversions	(88,333)	(88,333)
Total realized and unrealized gains or losses	(41,265)	(41,265)
Ending balance – June 30, 2015	$—	$—

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and six months ended June 30, 2015, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

17. Commitments and Contingencies

Litigation

In February 2015, the law firm of Snell & Wilmer LLP filed suit against us in California Superior Court, County of Orange. The complaint alleges that we have failed to pay Snell & Wilmer fees due to that firm in connection with prior patent prosecution litigation, in an amount of no less than $808,202, plus interest. In June 2015, we entered into a settlement agreement with Snell whereby we agreed to pay $250,000 in installments prior to an October 31, 2015 deadline. In the event that we do not pay all or part of the $250,000 by such deadline, Snell may file a stipulation for entry of judgment for $200,000 or $250,000 plus interest with such amount depending upon what portion of the $250,000 had been paid by Andalay prior to the deadline.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows.

18. Subsequent Events

Wei-Tai Kwok, our Chief Operating Officer and member of our board of directors, resigned his board director position on August 26, 2015 and departed as our Chief Operating Officer on September 4, 2015. He is assisting with an orderly transition of his duties and responsibilities for a one month transition period.

On September 30, 2015, the Board of Directors cancelled all outstanding stock options. The 37,034,483 cancelled stock options include 15 million options issued to Steven Chan, our Chief Executive Officer. We have no plans to reissue stock options for at least the next six months to any of our officers, directors, employees or contractors. We are attempting to reduce cash compensation expenses with our officers, employees and contractors and are discussing both flexible and reduced workloads as well as offers to exchange restricted stock of Andalay Solar for reduced cash compensation.

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

Company Overview

We are a designer of integrated solar mounting hardware which are integrated with compatible solar panels and microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. During the fourth quarter 2014, we re-entered the solar power installation business which we again exited in August 2015.

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

During the quarter ended June 30, 2015, we were engaged in two business segments, (i) marketing, sale, design and installation of systems for residential and commercial customers and (ii) we sell our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. As of August 2015, we are engaged in one business segment, which is the sale of our proprietary mounting hardware principally through distribution partnerships who then sell to dealers and retail outlets. We intend to sell solar modules and inverters on a case by case basis in order to facilitate this distribution. In addition, we intend to make direct sales to large national installers of our mounting hardware. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

To date, we have not generated sufficient revenue from operations to achieve our business goals and achieve profitability and there can be no assurance that we will do so in the future or that funding will be available to allow us to do so or to operate at our current level for the next twelve months. . Our focus to make direct sales to large national installers of our mounting hardware is intended to both reduce our near term operating expenses as well as result in a future material increase in order volume for our mounting hardware parts. While the goal is to sell many more watts worth of our mounting hardware parts, this new  focus will have less revenue per watt as the mounting hardware portion is a small percentage (under 15%) of the total AC solar panel kit revenue that we previously focused on. The evaluation and approval process within most large national installers can be lengthy and complicated as there are often multiple internal decision makers and evaluation criteria as well as third party lease fund approvals that will need to be achieved in order for us to be successful to sell our product.

Concentration of Risk

Supplier Relationships

We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We began receiving product from Auxin in December 2014. In June 2015, we entered into a license agreement with Hyundai whereby we granted Hyundai the right to produce Andalay compatible modules. Hyundai began shipping Andalay compatible modules as of May 2015. We do not have any commitment from Hyundai to produce Andalay compatible modules and Hyundai could terminate its relationship with us at any time. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted and our inventory and revenue could diminish significantly unless we are able to rapidly secure alternative sources of supply from first tier bankable suppliers such as Hyundai.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of June 30, 2015, Suntech has not sought to enforce its judgment. As of June 30, 2015, we have included in accounts payable in our consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2015, two customers has accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient and NRG Home Solar, a residential solar installer. For the six months ended June 30, 2015 and 2014, the percentages of sales of our top two customers are as follows:
	Six Months Ended June 30,
	2015	2014
Smart Energy Today	34.2%	—
NRG Home Solar	14.6%	—
Saddleback Cellars	—	12.3%
WDC Solar, Inc.	—	13.5%
Shoreline Electric	—	10.1%

The percentage of our gross accounts receivable for our top customers as of June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
WDC Solar, Inc.	42.0%	40.1%
Lowe’s Retail	19.8%	16.8
NRG Home Solar	28.9%	—

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three suppliers accounted for approximately 26% and 39% of purchases as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, accounts payable included amounts owed to our top three suppliers of approximately $62,000 and $0, respectively.

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Three Months Ended June 30, 2015,
	2015		2014
Net revenue	$341,982	100.0%	$306,919	100.0%
Cost of goods sold	798,100	233.4%	296,640	96.7%
Gross profit (loss)	(456,118)	(133.4)%	10,279	3.3%
Operating expenses
Sales and marketing	78,787	23.0%	75,332	24.5%
General and administrative	639,709	187.1%	537,382	175.1%
Total operating expenses	718,496	210.1%	612,714	199.6%
Loss from continuing operations	(1,174,614)	(343.5)%	(602,435)	(196.3)%
Other income (expense)
Interest expense, net	(84,966)	(24.8)%	(113,874)	(37.1)%
Adjustment to the fair value of embedded derivatives	—	0.0%	84,868
Settlement of prior debt owed	732,561	214.2%	—	27.7%
Total other income (expense), net	647,595	189.4%	(29,006)	(9.4)%
Loss before provision for income taxes	(527,019)	(154.1)%	(631,441)	(205.7)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	(527,019)	(154.1)%	(631,441)	(205.7)%
Preferred stock dividend	—	(0.0)%	(4,390)	(1.4)%
Net loss attributable to common stockholders	$(527,019)	(154.1)%	$(635,831)	(207.1)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)		$(0.00)

Weighted-average shares used in computing loss per common share (basic and diluted)	398,153,951		191,427,247

Net Revenue

We generate revenue from the sale and installation of solar power systems. For the three months ended June 30, 2015, we generated $342,000 of revenue, an increase of $35,000, or 11.4%, compared to $307,000 of revenue for the three months ended June 30, 2014. The increase in revenue was due to an increase in watts sold, partially offset by a decrease in our average selling price per watt.

Cost of Goods Sold

Cost of goods sold as a percent of revenue for the three months ended June 30, 2015, was 233.4% of net revenue, compared to 96.7% for the three months ended June 30, 2014. Gross loss for the three months ended June 30, 2015, was $456,000, or 133.4% of revenue, compared to gross profit of $10,000 or 3.3% of revenue for the same period in 2014. The decrease in gross margin in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was due to higher inventory overhead allocations, a write-off of obsolete inventory and a write down of certain inventory items. During the quarter ended June 30, 2015, we recorded a $140,000 non-cash inventory write-down and a $214,000 non-cash inventory write-off, representing 103.5% of revenue in total. The $140,000 write-down was an adjustment to the carrying value of our roof mounting inventory to reflect the decline in market prices compared to our original cost and the $214,000 was an inventory write-off of obsolete inventory.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2015, were $79,000, or 23.0% of net revenue as compared to $75,000, or 24.5% of net revenue during the same period of the prior year. The $4,000 increase in sales and marketing expenses for the three months ended June 30, 2015, compared to the same period in 2014 was primarily due to an increase of $12,000 in payroll and commission expense, partially offset by a decrease of $2,000 in travel and entertainment and a $2,000 decrease in advertising expense. The increase in payroll costs was due to higher headcount and an increase in commissions. The decrease in travel and entertainment was due to a decrease in travel costs and the decrease in advertising was due to a reduction in advertising related expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015, were $640,000, or 187.1% of net revenue as compared to $537,000, or 175.1% of net revenue during the same period of the prior year. The increase in general and administrative expense for the three months ended June 30, 2015, compared to the same period in 2014, was due primarily to an increase in professional fees of $82,000, payroll and benefits of $40,000, investor relations fees of $36,000 and accounting and legal fees of $4,000, partially offset by a decrease in stock-based compensation expense of $62,000. The increase in payroll and benefits was due to higher headcount. The increase in professional fees was due to consulting fees. The increase in investor relations fees was due to our annual shareholder meeting. The increase in legal and accounting fees was due our annual shareholder meeting and a higher utilization of legal and accounting services. The decrease in stock compensation expense was due to the timing of restricted stock and stock option grants.

Interest Expense, Net

During the three months ended June 30, 2015, net interest expense was approximately $85,000 compared with net interest expense of $114,000 for the same period in 2014. The decrease in interest expense was associated with the decrease in the outstanding balance of notes payable and convertible debt.

Adjustment to the Fair Value of Embedded Derivatives

During the three months ended June 30, 2014, we recorded mark-to-market adjustments to reflect the fair value of embedded derivatives related to the issuance of our convertible notes, resulting in an unrealized gain of approximately $85,000 in our condensed consolidated statements of operations. As of June 30, 2015, all of our convertible notes have been converted and consequently there were no adjustments to the fair value of embedded derivatives for the three months ended June 30, 2015.

Settlement of prior debt owed

During June 2015, we settled a prior debt of approximately $957,000 owed to DLA Piper LLP (US) for $225,000 payable if Andalay achieves certain business and milestones but in no event later than July 1, 2016. As a result, during the three months ended June 30, 2015, we recorded a gain in other income of $733,000 as a result of this favorable settlement.

Income Taxes

During the three months ended June 30, 2015 and 2014, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net Loss

Net loss for the three months ended June 30, 2015, was $527,000, compared to a net loss of $631,000 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Six Months Ended June 30, 2015,
	2015		2014
Net revenue	$616,623	100.0%	$449,401	100.0%
Cost of goods sold	1,084,482	175.9%	432,028	96.1%
Gross profit (loss)	(467,859)	(75.9)%	17,373	3.9%
Operating expenses
Sales and marketing	149,916	24.3%	138,716	30.9%
General and administrative	1,361,067	220.7%	1,141,546	254.0%
Total operating expenses	1,510,983	245.0%	1,280,262	284.9%
Loss from continuing operations	(1,978,842)	(320.9)%	(1,262,889)	(281.0)%
Other income (expense)
Interest expense, net	(147,179)	(23.9)%	(190,959)	(42.5)%
Adjustment to the fair value of embedded derivatives	41,265	6.7%	(16,683)	(3.7)%
Settlement of prior debt owed	732,561	118.8%	769,148	171.1%
Total other income, net	626,647	101.6%	561,506	124.9%
Loss before provision for income taxes	(1,352,195)	(219.3)%	(701,383)	(156.1)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	(1,352,195)	(219.3)%	(701,383)	(156.1)%
Preferred stock dividend	—	(0.0)%	(18,844)	(4.2)%
Net loss attributable to common stockholders	$(1,352,195)	(219.3)%	$(720,227)	(160.3)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)		$(0.00)

Weighted-average shares used in computing loss per common share (basic and diluted)	366,026,275		161,593,368

Net Revenue

We generate revenue from the sale and installation of solar power systems. For the six months ended June 30, 2015, we generated $617,000 of revenue, an increase of $167,000, or 37.2%, compared to $449,000 of revenue for the six months ended June 30, 2014. The increase in revenue was due to an increase in watts sold, partially offset by a decrease in our average selling price per watt.

Cost of Goods Sold

Cost of goods sold as a percent of revenue for the six months ended June 30, 2015, was 175.9% of net revenue, compared to 96.1% for the six months ended June 30, 2014. Gross loss for the six months ended June 30, 2015, was $468,000, or 75.9% of revenue, compared to gross profit of $17,000 or 3.9% of revenue for the same period in 2014. The decrease in gross margin in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was due to higher inventory overhead allocations, a write-off of obsolete inventory and a write down of certain inventory items. During the six months ended June 30, 2015, we recorded a $140,000 non-cash inventory write-down and a $214,000 non-cash inventory write-off, representing 57.4% of revenue in total. The $140,000 write-down was an adjustment to the carrying value of our roof mounting inventory to reflect the decline in market prices compared to our original cost and the $214,000 was an inventory write-off of obsolete inventory.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2015, were $150,000, or 24.3% of net revenue as compared to $139,000, or 30.9% of net revenue during the same period of the prior year. The $11,000 increase in sales and marketing expenses for the six months ended June 30, 2015, compared to the same period in 2014 was primarily due to an increase of $34,000 in payroll and commission expense, partially offset by a decrease of $16,000 in travel and entertainment and a $3,000 decrease in advertising expense. The increase in payroll costs was due to higher headcount and an increase in commissions. The decrease in travel and entertainment was due to a decrease in travel costs and the decrease in advertising was due to a reduction in advertising related expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015, were $1.4 million or 220.7% of net revenue as compared to $1.1 million, or 254.0% of net revenue during the same period of the prior year. The increase in general and administrative expense for the six months ended June 30, 2015, compared to the same period in 2014, was due primarily to an increase in professional fees of $142,000, payroll and benefits of $117,000, investor relations fees of $39,000 and accounting and legal fees of $43,000, partially offset by a decrease in stock-based compensation expense of $158,000. The increase in payroll and benefits was due to higher headcount. The increase in professional fees was due to consulting fees. The increase in investor relations fees was due to our annual shareholder meeting. The increase in legal and accounting fees was due our annual shareholder meeting and a higher utilization of legal and accounting services. The decrease in stock compensation expense was due to the timing of restricted stock and stock option grants.

Interest Expense, Net

During the six months ended June 30, 2015, net interest expense was approximately $147,000 compared with net interest expense of $191,000 for the same period in 2014. The decrease in interest expense was associated with the decrease in the outstanding balance of notes payable and convertible debt.

Adjustment to the Fair Value of Embedded Derivatives

During the six months ended June 30, 2014, we recorded mark-to-market adjustments to reflect the fair value of embedded derivatives related to the issuance of our convertible notes, resulting in an unrealized gain of approximately $58,000 in our condensed consolidated statements of operations. As of June 30, 2015, all of our convertible notes have been converted and consequently there were no adjustments to the fair value of embedded derivatives for the six months ended June 30, 2015.

Settlement of prior debt owed

During June 2015, we settled a prior debt of approximately $957,000 owed to DLA Piper LLP (US) for $225,000 payable if Andalay achieves certain business and milestones but in no event later than July 1, 2016. As part of this during the three months ended June 30, 2015, we recorded a gain in other income of $733,000 as a result of this favorable settlement. During the six months ended June 30, 2014, we recorded a gain in other income of $769,000 as a result of a favorable settlement on a prior debt owed to a creditor.

Income Taxes

During the six months ended June 30, 2015 and 2014, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net Loss

Net loss from operations for the six months ended June 30, 2015, was $1.4 million, compared to a net loss from operations of $701,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the six months ended June 30, 2015 and for each of the two years in the period ended December 31, 2014, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of June 30, 2015, we had approximately $24,000 of cash on hand.  We intend to address ongoing working capital needs through sales of products, along with raising additional debt and equity financing. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

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

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. During the six months ended June 30, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $50,531, net of unamortized discount at date of conversion, were converted into 34,565,577 shares of our common stock.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a benefit for the six months ended June 30, 2015 of $41,000 on the fair value of derivatives.

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

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31, November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which mature on March 31, April 30 and May 31, 2015, respectively. On July 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $10,000, which matures on June 30, 2015. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. As of August 13, 2015, 84,113,042 shares had been sold at an average price of $0.0131 per share, resulting in total proceeds of approximately $1.1 million.

Line of credit

On September 30, 2013, we entered into a loan and security agreement (the “Loan Agreement”) with Alpha Capital Anstalt (“Alpha Capital”) and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that could be borrowed under the Loan Agreement was $500,000. We had the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances were secured by a lien on all of our assets. All advances under the Loan Agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Loan Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the Loan Agreement for one year, and to exchange the $500,000 plus interest owing under the Loan Agreement for a one year, 8%, convertible note. As of June 30, 2015, a $317,000 convertible note, along with $22,000 in accrued interest, was outstanding. We are no longer able to make borrowings under the Loan Agreement.

The convertible note is convertible at $0.01 per share of common stock. On the date we issued the convertible note to Alpha Capital, our stock price was $0.0155 per share of common stock. As a result of the difference between the stock price at the time of issuance and the conversion price, we recorded a beneficial conversion feature in the amount of $275,000 as a reduction to the Convertible Note and an increase in additional paid in capital on our condensed consolidated balance sheets. The beneficial conversion feature is being amortized over the 12 month term of the Note. We recorded additional interest expense of approximately $92,000 during the six months ended June 30, 2015 for accretion of interest on debt discount related to the beneficial conversion feature.

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

We intend to draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the December Equity Purchase Agreement. The purchase price for our shares to be paid by Southridge will be 90% of the volume weighted average price (total dollar value traded for all transactions (share price multiplied by number of shares traded) divided by the total quantity of shares traded for the day) on the principal market for each of the trading days of our common stock during the ten (10) trading days immediately following the clearing date. On the date the Draw Down Notice is delivered to Southridge, we are required to deliver an estimated amount of shares to Southridge’s brokerage account equal to 125% of the Draw Down Amount indicated in the Draw Down Notice divided by the closing bid price of the trading day immediately prior to the date of the Draw Down Notice (“Estimated Shares”). The Valuation Period begins the first trading day after the Estimated Shares have been delivered to Southridge’s brokerage account and have been cleared for trading and terminates on the tenth day thereafter.  At the end of the Valuation Period, if the number of Estimated Shares delivered to Southridge is greater than the shares issuable pursuant to a Draw Down, then Southridge is required to return to us the difference between the Estimated Shares and the actual number of shares issuable pursuant to the Draw Down.  If the number of Estimated Shares is less the shares issuable under the Draw Down, then we are required to issue additional shares to Southridge equal to the difference; provided that the number of shares to be purchased by Southridge may not exceed the number of shares that, when added to the number of shares of our common stock then beneficially owned by Southridge, would exceed 9.99% of our shares of common stock outstanding.  As a result, our existing shareholders experienced immediate dilution upon the purchase of any of the shares by Southridge. If we fail to satisfy the applicable closing conditions, we will not be able to sell the put shares to Southridge.

The December Equity Purchase Agreement further provides that Southridge is entitled to customary indemnification from us for any losses or liabilities it suffers as a result of any material misrepresentation, breach of warranty or nonfulfillment of or a failure to perform any material covenant or agreement contained in the December Equity Purchase Agreement.

Pursuant to the terms of the December Equity Purchase Agreement we agreed to pay Southridge a commitment fee of 1,000,000 shares of our common stock, of which 500,000 shares of our common stock were paid to Southridge on January 16, 2015, the date that the registration statement was declared effective and the remaining 500,000 shares of common stock were paid on January 20, 2015, the date that we delivered our first Draw Down Notice to Southridge. We valued the issuance of these shares based on the closing price of the stock as of January 16, 2015, $0.0169 for 500,000, and as of January 20, 2015, $0.0161 for 500,000, and we recorded $16,500 as a reduction in “Additional Paid In Capital” on our condensed consolidated balance sheets.

We submitted various take-down requests during 2015 pursuant to the terms of the December Equity Purchase Agreement. As of September 13, 2015, 84,113,042 shares had been sold at an average price of $0.0131 per share, resulting in total proceeds of approximately $1.1 million.

On July 31, 2015, we filed a Registration Statement on Form S-1/A to register 150 million shares of common stock related to our Equity Purchase Agreement with Southridge and on August 12, 2015, the Securities and Exchange Commission declared the Registration Statement effective. We submitted various take-down requests during 2015 pursuant to the terms of the December Equity Purchase Agreement. On August 27, 2015, we submitted an initial take-down request of $100,000 to Southridge pursuant to the terms of the December Equity Purchase Agreement of which partial proceeds of $25,000 were received on September 2, 2015 and $35,000 on September 4, 2015.

Cash Flow Analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of June 30, 2015, we had approximately $24,000 in cash on hand.

Cash used in operating activities was approximately $926,000 for the six months ended June 30, 2015. Cash used in operating activities was primarily due to our net loss adjusted for non-cash items of $122,000, a $140,000 decrease in prepaid expenses and other current assets, a $120,000 decrease in inventory, a $129,000 increase in accrued liabilities and accrued warranty, a $124,000 decrease in other assets and a $36,000 increase in accounts payable, partially offset by a $15,000 increase in deferred revenue. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash used in investing activities was approximately $42,000 for the six months ended June 30, 2015. Cash used in investing activities was due to the acquisition of patents.

Cash provided by financing activities was approximately $931,000 for the six months ended June 30, 2015. During the six months ended June 30, 2015, we received $1.0 million in proceeds from the Equity Purchase Agreement, partially offset by $72,000 from the repayment of notes payable.

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

Patent costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 9.5 years as of June 30, 2015, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standard Board (“FASB”) issued an accounting standard applicable to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued, Accounting Standards Update (“ASU”) ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

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

In June 2015 the FASB issued ASU 2015-10, Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of topics in the codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. This Accounting Standard Update is effective for fiscal years beginning after December 15, 2015 for public companies. We have not assessed the impact of this guidance on our consolidated financial statements.

In July 2015 the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have not assessed the impact of this guidance on our consolidated financial statements.

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

Interest Rate Risk

As of June 30, 2015, we had approximately $500,000 borrowed under convertible notes. Our convertible notes bear interest at a rate of 8% per year. The interest rate under these notes are fixed for the life of the agreements, therefore, any change in market interest rates will not have an impact on the amount of our interest expense.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who is also our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Based on this evaluation, management concluded as of June 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below. In connection with the preparation of our financial statements for the three months ended June 30, 2015, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer who is also our Interim Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended June 30, 2015.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On February 9, 2015, the law firm of Snell & Wilmer LLP filed suit against us in California Superior Court, County of Orange.  The complaint alleges that we have failed to pay Snell & Wilmer fees due to that firm in connection with prior patent prosecution litigation, in an amount of no less than $808,202, plus interest.  In June 2015, we entered into a settlement agreement with Snell whereby we agreed to pay $250,000 in installments prior to an October 31, 2015 deadline. In the event that we do not pay all or part of the $250,000 by such deadline, Snell may file a stipulation for entry of judgment for $200,000 or $250,000 plus interest with such amount depending upon what portion of the $250,000 had been paid by Andalay prior to the deadline.

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

We expect our currently available capital resources and cash flows from operations to be insufficient to meet our working capital and capital expenditure requirements. In addition, our new business model is unproven and may not generate revenue or profits. Our cash requirements will depend on numerous factors, including the amount of our sales, the timing and levels of products purchased, pricing, payment terms and credit limits from manufacturers, the availability and terms of asset-based credit facilities, the timing and level of our accounts receivable collections, and our ability to manage our business towards profitability.

We expect to need to raise additional funds through public or private debt or equity financings or enter into new asset-based or other credit facilities, but such financings will likely dilute our stockholders. The December Equity Purchase Agreement that we entered into with Southridge Partners II, LP (“Southridge”) on December 10, 2014 contains conditions that must be met prior to each funding event and therefore there can be no assurance that such conditions will be met when funding is needed. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. Our loss of S-3 eligibility in September 2012 due to our Nasdaq delisting and limited availability of authorized and unissued common stock has made it more difficult to raise such funds. In addition, our new business model is unproven and may not generate revenue. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of business opportunities, develop new products or otherwise respond to competitive pressures. If we are not able to raise additional capital, and if we are not able to significantly increase our revenues from operations, we will not have enough funds to continue operations and we may either decide to or may be forced to reorganize or to wind down our operations. If such event were to occur, any equity holdings in the Company would likely be reduced to zero.

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting procedures which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting process and procedures for the year ended December 31, 2014. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see our Annual Report on Form 10-K for the year ended December 31, 2014-"Management's Report on Internal Control over Financial Reporting" under Item 9A, "Controls and Procedures."

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

Our loan and security agreement with Lender and Collateral Services, LLC is secured by all of our assets. The agreement and the convertible note which now evidences the loan contain both affirmative and negative covenants, including covenants regarding incurrence of indebtedness, liens, mergers and acquisitions, subject to materiality and other qualifications and exceptions customary for a credit facility of this size and type. Our obligations under the agreement may be accelerated upon the occurrence of an event of default in accordance with the terms of the Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, cross-defaults related to material indebtedness, bankruptcy and insolvency related defaults, defaults relating to certain other matters, and loss of perfected lien status. If we fail to comply with these covenants or if we fail to make certain payments under the secured loans when due, the Lender could declare our loans in default. If we default on the loan, the Lender has the right to seize our assets that secure the loan, which may force us to suspend all operations. We currently do not have enough cash to repay amounts owed under the loan and security agreement.

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the quarter ended June 30, 2015, and for the years ended December 31, 2014 and 2013, we have incurred net losses from operations. We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our new business model, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

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

We are engaging in a new strategy of licensing our patented products to large manufacturers but have only executed one license agreement

We believe that licensing our products, instead of manufacturing ourselves or through contracted manufacturers, will enable us to operate the business in a less capital intensive manner.  We have signed one license agreement and two memorandums of understanding in the first half of 2015 for the licensing of our products.  This strategy will be dependent on us also signing up at least one top national installer as a significant customer. To date, we have not signed any agreements with any large national installers.  If we are not able to accomplish our goal of signing large manufacturers as license partners and large national installers as significant customers, our business will be severely negatively impacted.

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

We are currently dependent upon Hyundai to continue to produce and sell Andalay compatible modules upon attractive commercial terms as our proprietary mounting hardware requires Andalay compatible modules in order to be used.

In June 2015, we entered into a license agreement with Hyundai whereby we granted Hyundai the right to produce Andalay compatible modules. Hyundai began shipping Andalay compatible modules as of May 2015. We do not have any commitment from Hyundai to produce Andalay compatible modules and Hyundai could terminate its relationship with us at any time. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted and our inventory and revenue could diminish significantly unless we are able to rapidly secure alternative sources of supply from first tier bankable suppliers such as Hyundai.

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

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the six months ended June 30, 2015, one customer has accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient. The loss of this customer would have a material adverse effect on our business.

We are continuing to shift our business model, away from manufacturing and towards licensing. We had previously exited the installation business, and there is no guarantee that we will be successful in licensing our products.

Our shift to focus on a licensing business model will depend entirely on our ability to successfully obtain large national installers as customers. Therefore, we have revamped our business model to focus our direct efforts on the large national installers and have established distribution channels to service our other customers. To date, we have not generated sufficient revenue or profits from operations to achieve our business goals and achieve profitability and there can be no assurance that we will do so in the future. Our focus to make direct sales to large national installers of our mounting hardware is intended to both reduce our near term operating expenses as well as result in a future material increase in order volume for our mounting hardware parts. While the goal is to sell many more watts worth of our mounting hardware parts, this new focus will have less revenue per watt as the mounting hardware portion is a small percentage (under 15%) of the total AC solar panel kit revenue that we previously focused on. The evaluation and approval process within most large national installers can be lengthy and complicated as there are often multiple internal decision makers and evaluation criteria as well as third party lease fund approvals that will need to be achieved in order for us to be successful to sell our product.

If we are not able to achieve the expansion of our licensing business and meet our revenue growth and cost reduction objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of our change in strategic focus and our restructuring may not be realized or may take longer to realize than expected, and the value of our common stock may be adversely affected.

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

We may have warranty obligations to SunRun, Inc. that could adversely affect our results of operations.

In connection with our exit from the solar system installation business in California in 2010, Real Goods Solar, Inc. (“Real Goods”) agreed to undertake primary, “first responder” responsibility for future warranty service obligations relating to the approximately 800 installations for SunRun that we have previously completed (the “Andalay Installations”). We retained secondary warranty responsibility on the Andalay Installations, in the event that Real Goods fails to perform the warranty. We agreed to reimburse Real Goods for actual warranty service work completed by Real Goods related to these “first responder” installations. Other than solar panels and inverters that are covered under the manufacturer warranty, we provided our customers for Andalay Installations a 5-year or a 10-year warranty. We have accrued, and included within “Accrued Warranty” in our consolidated balance sheets as of December 31, 2014 and 2013, a liability of approximately $568,000 and $1,000,000, respectively, to cover these warranty obligations. That amount is intended to cover both the Andalay Installations and certain installation projects that were assigned to Real Goods. The terms of the Warranty Agreements provided that we establish an escrow account as a source of funds from which to satisfy our obligation to pay Real Goods for its fees and reimburse it for its expenses for warranty work performed by it pursuant to the Warranty Agreements which are not paid to Real Goods from the company directly. In March 2011, we entered into an Escrow Agreement with Real Goods and deposited $200,000 into an escrow fund. The amount is reflected in “Other assets, net” in our condensed consolidated balance sheets. In November 2014, Real Goods returned $110,000 of the escrow amount in December 2014 and in June 2015, Real Goods returned the remaining $90,000 of the escrow amount as part of an agreement whereby Real Goods will no longer have any warranty or other obligations for the Andalay Installations but our obligations will remain instead directly with SunRun. If the actual warranty expenses exceed the amounts we have accrued, we could incur significant unexpected additional expenses, which would adversely affect our results of operations.

Our success depends on our key personnel, including our executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could disrupt our business.

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. Starting on May 7, 2012, Margaret Randazzo, acted as our Chief Financial Officer, a director, and our Chief Executive Officer. On April 22, 2014, Steven Chan assumed the role as our Chief Executive Officer and interim Chief Financial Officer and President after Ms. Randazzo announced her resignation as our Chief Executive Officer and as Chief Financial Officer effective June 30, 2014. Wei-Tai Kwok resigned as our director in August 2015 and departed as our Chief Operating Officer in September 2015. There can be no assurance that we will be able to find a suitable candidate to fill the role of a permanent Chief Financial Officer or that there will be a smooth transition. Changes in our key positions can be disruptive and could have a material adverse effect on our operations and business.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
•performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
•capital expenditures by customers that tend to decrease if the U.S. economy slows; and
•availability of government subsidies and incentives.

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

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. During the six months ended June 30, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $50,531, net of unamortized discount at date of conversion, were converted into 34,565,577 shares of our common stock.

On November 1 and December 1, 2013, and on January 1, February 1 and March 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $30,000 each for a total of $150,000, which mature on October 31, November 30 and December 31, 2014, and on January 31 and February 28, 2015, respectively. On April 1, May 1 and June 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $20,000 each, for a total of $60,000, which matured on March 31, April 30 and May 31, 2015, respectively. On July 1, 2014, we issued convertible notes to our financial advisory firm in the principal amount of $10,000, which matured on June 30, 2015. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. As of December 31, 2014, convertible notes in the principal amount of $940,000, along with accrued interest of $68,319, were converted into 50,439,751 shares of our common stock.

When the investors convert our convertible notes or exercise the warrant, our stockholders have to experienced dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares or shares sold pursuant to the December Equity Purchase Agreement in the marketplace could depress our stock price. As a result, the investors could resell the underlying shares immediately upon issuance, which may result in significant downward pressure on the market price of our stock.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of October 9, 2015, we had 475,536,045 shares of common stock outstanding and we had warrants to purchase 22,148,045 shares of common stock.

All of the shares of common stock issuable upon exercise of our outstanding vested options will be freely tradable without restriction under the federal securities laws.

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

Our cash on hand and receivables due to us, along with our current expenses, do not permit capital expenditure into the strategic areas of growth in which we believe we need to invest in in order to increase revenue and target towards profitability. If we are not able to increase our revenue and eventually attain profitability, we will run short of funds and may decide to or may be forced to discontinue our operations. Our settlements obligations in connection with our litigation require that we pay large sums of cash at certain times, reducing cash available for operation.

We are continuing to evaluate our inventory levels and may be required to write down certain levels

If financial rules and regulations require, or if we believe it is appropriate under such financial rules and regulations, we may write down the value of certain inventory.  If we do write down inventory levels, then our financials may be negatively affected and that may affect our stock price.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. In addition, holders of our convertible notes have the right to convert their notes into shares of our Common Stock, subject to a blocker of 9.99% of our outstanding common stock which will result in substantial dilution to our stockholders. In addition, the increase in our number of authorized shares of common stock to 1,250,000,000 in June 2015 allows us to issue many more shares of common stock.

If we issue shares below $0.01 per share, we will need the consent of Alpha Capital and there is no guarantee that we will get such consent

When we issued to Alpha Capital the convertible note in February 2015, a condition of the note was that we are not permitted to issue shares below $0.01 per share without their consent. There is no guarantee that Alpha will provide that consent, or that if they provide consent, that they will not so without an extra cost.  If we do not receive their consent, we may not be able to continue to issue stock under the December Equity Purchase Agreement. In September 2015, as part of obtaining Alpha’s consent in order to enable Southridge to sell Andalay shares at a per price below $0.01 per share of common stock under the December Equity Purchase Agreement, Andalay agreed to reduce the convertible price to $0.005 per share of its common stock.

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

4.6		Form of Convertible Note Due January 27, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 31, 2014)

4.7		Form of Convertible Note due February 25, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 28, 2014)

4.8		Form of Warrant dated February 25, 2014 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 28, 2014)

4.9		Form of Convertible Note due March 18, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 19, 2014)

4.10		Form of Warrant dated March 18, 2014 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 19, 2014)

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS *		XBRL Taxonomy Extension Instance Document

101.SCH *		XBRL Taxonomy Extension Schema Linkbase Document

101.CAL *		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *		XBRL Taxonomy Extension Presentation Linkbase Document

*		filed herewith

‡		Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 9, 2015	/s/ Steve Chan
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