Form 10-Q
period 2015-09-30
Andalay Solar, Inc.
filed 2015-11-20
CIK 1347452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

or

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

As of November 13, 2015, 534,984,001 shares of the issuer’s common stock, par value $0.001 per share, were outstanding (including non-vested restricted shares).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Andalay Solar, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2015 (unaudited)	December 31, 2014 (1)
Assets
Current assets:
Cash	$42,491	$61,542
Accounts receivable, net	70,388	118,456
Other receivables	69,185	—
Inventory	184,225	728,372
Prepaid expenses and other current assets	80,061	280,066
Total current assets	446,350	1,188,436
Property and equipment, net	—	699
Patents, net	380,000	1,131,327
Other assets, net	—	240,478
Total assets	$826,350	$2,560,940

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,945,863	$3,345,361
Accrued liabilities	135,231	104,229
Accrued warranty	854,080	938,466
Deferred revenue	—	15,450
Derivative liability – embedded conversion feature	—	129,598
Credit facility	—	500,000
Note payable – short-term	225,000	109,164
Convertible notes and beneficial conversion feature – short-term	158,379	30,000
Total current liabilities	3,318,553	5,172,268

Convertible notes, less current portion (net of discount)	—	343,499
Total liabilities	3,318,553	5,515,767

Commitments and contingencies (Note 17)

Stockholders’ deficit:
Common stock, $0.001 par value; 1,250,000,000 shares authorized; 474,649,087 and 279,475,332 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	474,649	279,475
Additional paid-in capital	84,366,950	82,026,952
Accumulated deficit	(87,333,802)	(85,261,254)
Total stockholders’ deficit	(2,492,203)	(2,954,827)
Total liabilities and stockholders’ deficit	$826,350	$2,560,940

(1)  The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$190,516	$605,943	$807,139	$1,055,344
Cost of goods sold	34,251	550,630	1,118,733	982,658
Gross profit (loss)	156,265	55,313	(311,594)	72,686
Operating expenses
Sales and marketing	23,740	93,861	173,656	232,577
General and administrative	408,490	481,398	1,769,557	1,622,944
Total operating expenses	432,230	575,259	1,943,213	1,855,521
Loss from continuing operations	(275,965)	(519,946)	(2,254,807)	(1,782,835)
Other income (expense)
Interest expense, net	(174,437)	(99,212)	(321,616)	(290,171)
Asset impairment, patents	(277,061)	—	(277,061)	—
Adjustment to the fair value of embedded derivatives	—	48,607	41,265	31,924
Gain on settlement of prior debt owed	7,110	—	739,671	769,148
Total other income (expense), net	(444,388)	(50,605)	182,259	510,901
Loss before provision for income taxes	(720,353)	(570,551)	(2,072,548)	(1,271,934)
Provision for income taxes	—	—	—	—
Net loss	(720,353)	(570,551)	(2,072,548)	(1,271,934)
Preferred stock dividend	—	(83)	—	(18,927)
Net loss attributable to common stockholders	$(720,353)	$(570,634)	$(2,072,548)	$(1,290,861)

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-average shares used in computing loss per common share:	416,495,549	240,341,308	383,034,236	188,131,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance as of January 1, 2015	279,475,332	$279,475	$82,026,952	$(85,261,254)	$(2,954,827)
Issuance of common stock pursuant to equity purchase agreement	140,608,178	140,608	1,169,122	—	1,309,730
Beneficial conversion feature on issuance of convertible note	—	—	500,000	—	500,000
Issuance of common stock upon conversion of notes payable	54,565,577	54,566	523,828	—	578,394
Stock-based compensation	—	—	147,048	—	147,048
Net loss	—	—	—	(2,072,548)	(2,072,548)
Balance as of September 30, 2015	474,649,087	$474,649	$84,366,950	$(87,333,802)	$(2,492,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,072,548)	$(1,271,934)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	699	11,291
Amortization	88,142	85,039
Impairment of intangible assets	277,061	—
Bad debt expense (benefit)	(4,672)	4,492
Write down of inventory	369,586	—
Unrealized (gain) loss on fair value of embedded derivatives	(41,265)	(31,924)
Accretion of interest on convertible note	—	129,414
Accretion of interest on debt discount	258,379	—
Non-cash stock-based compensation expense	147,048	161,232
Non-cash settlement of prior debt owed	(732,561)	(769,148)
Accrued interest payable	20,075	66,498
Changes in assets and liabilities:
Accounts receivable	54,440	422,733
Other receivables	—	21,096
Inventory	174,559	161,766
Prepaid expenses and other current assets	200,005	149,234
Other assets	135,773	14,132
Accounts payable	91,266	111,418
Accrued liabilities and accrued warranty	(65,491)	(44,935)
Deferred revenue	(15,450)	20,000
Net cash used in operating activities	(1,114,954)	(759,596)
Cash flows from investing activities
Acquisition of patents	(42,373)	—
Net cash used in investing activities	(42,373)	—
Cash flows from financing activities
Borrowing on convertible notes payable	—	600,000
Repayment of notes payable	(109,164)	(130,480)
Proceeds from issuance of common stock	1,247,440	625,000
Repayments on capital lease obligations	—	(299)
Payment of placement agent and registration fees and other direct costs	—	(36,618)
Employee taxes paid for vesting of restricted stock	—	(8,692)
Net cash provided by financing activities	1,138,276	1,048,911
Net increase (decrease) in cash	(19,051)	289,315
Cash
Beginning of period	61,542	150,081
End of period	$42,491	$439,396

Supplemental cash flows disclosures:
Cash paid during the period for interest	$2,991	$51,667

Supplemental disclosure of non-cash financing activity:
Embedded derivative on convertible note issued	$176,771	$122,630
Embedded derivative converted to equity	$88,333	$102,731
Beneficial conversion feature on note refinance	$500,000	$—
Grant of warrants on issue of convertible note	$—	$170,767
Refinance of line of credit to convertible note payable	$500,000	$—
Preferred stock dividend, paid in common stock	$—	$18,927
Common stock issued for equity purchase agreement fees	$12,107	$—
Conversion of preferred stock to common stock	$—	$1,168,787
Conversion of convertible note to common stock	$670,531	$392,612
Common stock issued to settle claim	$—	$250,000
Accounts payable converted to note payable	$225,000	$—
Convertible note issued to financial advisor in exchange for accounts payable	$—	$160,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Andalay Solar, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

1. Basis of Presentation and Description of Business

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements of Andalay Solar, Inc. and its subsidiaries (“Andalay Solar”, “we”, “us”, “our” or the “Company”), formerly Westinghouse Solar, Inc. and Akeena Solar, Inc., for the years ended December 31, 2014 and 2013 appearing in our Form 10-K. The September 30, 2015 unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements filed with our Annual Report on Form 10-K have been condensed or omitted as permitted by those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Description of Business

Andalay Solar is a designer of integrated solar mounting hardware which are integrated with compatible solar panels with microinverters (which we call AC solar panels). We design, market and sell these solar power systems to solar installers and do-it-yourself customers in the United States, Canada, the Caribbean and South America through distribution partnerships, our dealer network and retail outlets. Our products are designed for use in solar power systems for residential and commercial rooftop customers. Prior to September 2010, we were also in the solar power installation business, but decided to exit that business. During the fourth quarter 2014, we re-entered the solar power installation business. In August, 2015, we revamped our business and implemented our new strategy of licensing our patented products to large module manufacturers and until recently have been focusing our direct efforts on partnering with large national installers. As part of this effort to re-focus our business, we have terminated our solar power installation business, substantially reduced our headcount and have placed most of our existing mounting hardware parts inventory on consignment at reduced prices at three regional companies to serve as the direct sales and support for customers who would like to purchase our products, and are also de-emphasizing our direct efforts. Our main focus is now to rely upon our distribution partners to host customer visits and conduct product demonstrations with support from our personnel. We believe that this new strategy is less capital intensive and will enable us to better focus on our strategic future.

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

2. Significant Accounting Policies

Liquidity and Financial Position

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund paying for costs associated with product management and licensing, sales efforts with certain prospective installers and distributors, ongoing operating expenses including our payroll, historical debt and accounts payable and purchases for solar mounting hardware equipment. As part of our new strategy to focus on licensing and distribution partnerships rather than directly operating a distribution business, we anticipate having less need to fund the purchase of panels and microinverters that had previously constituted a high percentage of our working capital needs. We have incurred net losses and negative cash flows from operations for the nine months ended September 30, 2015 and for each of the years ended December 31, 2014 and 2013. During recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses as well as office lease expense. As of September 30, 2015, we had approximately $42,000 in cash on hand. We intend to address ongoing working capital needs through revenue derived from operations and sales of remaining inventory, along with raising additional debt and equity financing. Our revenue levels remain difficult to predict, and as we anticipate we will continue to sustain losses in the near term, we cannot assure investors that we will be successful in reaching break-even.

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

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Our significant operating losses, negative cash flow from operations, and challenges in rapidly securing alternative sources of supply for solar panels, raise substantial uncertainty about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no assurance that we will be able to raise additional funds on commercially reasonable terms, if at all. There is uncertainty to our anticipated revenue levels and to the timing of cash receipts, which are needed to support our operations.  As part of the shift to focus purely on our new strategy, ongoing revenues are expected to be minimal unless and until we can start to ramp up the licensing related sales. We expect this ramp up to occur no earlier than the Spring or Summer 2016 due to the long evaluation process that these installers customarily engage in as well as the seasonality of the solar industry with relatively lower sales in the Winter months. This delay is expected to make it more difficult for us to obtain equity and debt financing. We currently anticipate that we will retain all of our earnings, if any, for development of our business and repayment of historical debt and accounts payable, and do not anticipate paying any cash dividends on common stock in the foreseeable future.

Securities Purchase Agreement

Because of certain down-round protection in the conversion rate of certain outstanding convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the nine months ended September 30, 2015 of approximately $41,000 on a total of three convertible notes.

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

Equity Purchase Agreement

On January 23, 2014, we entered into an Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”), that superseded our prior Equity Purchase Agreement with Southridge that was entered into on November 25, 2013 (the “Prior Equity Purchase Agreement”).  The terms of the January 2014 Purchase Agreement are identical to those of the Prior Equity Purchase Agreement other than that the New Equity Purchase Agreement provides that the Agreement may not be amended by either party. Pursuant to the  Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge has committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the Equity Purchase Agreement; Southridge’s commitment to purchase our common stock was subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the SEC declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Purchase Agreement.

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge that superseded the Equity Purchase Agreement. The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement. Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of November 12, 2015, 84,113,042 shares had been sold under the registration statement declared effective on August 12, 2015, at an average price of $0.0131 per share, resulting in total proceeds of approximately $1.1 million.

On July 31, 2015, we filed a Registration Statement on Form S-1/A to register 150 million shares of common stock related to our December Equity Purchase Agreement with Southridge and on August 12, 2015, the SEC declared the Registration Statement effective. On August 27, 2015, we submitted an initial take-down request of $100,000 to Southridge pursuant to the terms of the December Equity Purchase Agreement and subsequent take-down requests of $100,000 as of October 13, 2015 and $100,000 as of November 2, 2015. As of November 12, 2015, 56,860,050 shares had been sold at an average price of $0.00361 per share, resulting in total proceeds of approximately $205,000.

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

During June 2015, we settled a prior debt of approximately $957,000 owed to DLA Piper LLP (US) for $225,000 payable if Andalay achieves certain business milestones but in no event later than July 1, 2016. As part of this agreement, during the nine months ended September 30, 2015, we recorded a gain in other income of $733,000 as a result of this favorable settlement.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalents which consist principally of demand deposits with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. We have not experienced any losses on these investments and, as of September 30, 2015 and December 31, 2014, we had no cash equivalents.

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

Manufacturer and Installation Warranties

The manufacturer directly warrants the solar panels and inverters for a range from 15 to 25 years. We warrant the balance of system components of our products against defects in material and workmanship for five years. We assist our customers in the event of a claim under the manufacturer warranty to replace a defective solar panel or inverter. The warranty liability for the material and the workmanship of the balance of system components of approximately $854,000 as of September 30, 2015 and $938,000 as of December 31, 2014, is included within “Accrued warranty” in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2015, we recorded an $81,000 favorable adjustment to accrued warranty as a reduction in warranty expense.

The liability for our warranty consists of the following:
	September 30, 2015	December 31, 2014
Beginning accrued warranty balance	$938,466	$1,312,918
Reduction for labor payments and claims made under the warranty	(107,669)	(75,966)
Adjustment to warranty liability for discontinued operations	—	(324,349)
Accruals related to warranties issued during the period	23,283	25,863
Ending accrued warranty balance	$854,080	$938,466

Patent Costs

We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 9.25 years as of September 30, 2015, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time. During the nine months ended September 30, 2015, we recorded an impairment of approximately $277,000 to the carrying value of our patents.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued, Accounting Standards Update (“ASU”) ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis. Effective for fiscal years beginning after December 15, 2015, the update effects the consolidation criteria around limited partnerships and similar legal entities; evaluation of fees paid to a decision maker or a service provider as a variable interest; the determination of primary beneficiary of a variable interest entity (VIE) when fee arrangements exist, the treatment of related parties in the VIE consolidation model and the consolidation of certain investment funds.  We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In January 2015, ASU 2015-01 Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, was issued by the FASB. The ASU eliminates the concept of extraordinary items. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be expanded to include items that are both unusual in nature and infrequent in occurrence.  The guidance is effective for years beginning after December 15, 2015 and will be adopted in the first quarter of 2016. We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In May 2014 the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Since ASU 2014-15 only impacts financial statement disclosure requirements regarding whether there is substantial doubt about an entity's ability to continue as a going concern, we do not expect its adoption to have an impact on our condensed consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In June 2015 the FASB issued ASU 2015-10, Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of topics in the codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. This Accounting Standard Update is effective for fiscal years beginning after December 15, 2015 for public companies. We have not assessed the impact of this guidance on our condensed consolidated financial statements.

In July 2015 the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have not assessed the impact of this guidance on our condensed consolidated financial statements.

In August 2015 the FASB has issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have not assessed the impact of this guidance on our condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

3. Segment Reporting

During the quarter ended September 30, 2015, we were engaged in two business segments, (i) the marketing, sale, design and installation of systems for residential and commercial customers and (ii) sale of our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

An analysis of our revenue, operating profit and total assets are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Distribution	$168,351	$605,943	$630,974	$1,055,344
Installation	22,165	—	176,165	—
	$190,516	$605,943	$807,139	$1,055,344

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross profit (loss)	$148,146	$55,313	$(252,219)	$72,686
Distribution	8,120	—	(59,375)	—
Installation	$156,265	$55,313	$(311,594)	$72,686

Assets	September 30, 2015	December 31, 2014
Distribution	$826,087	$2,560,940
Installation	263	—
	$826,350	$2,560,940

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

5. Accounts Receivable

Accounts receivable consists of the following:
	September 30, 2015	December 31, 2014
Trade accounts	$90,603	$154,172
Less: Allowance for bad debts	(20,215)	(24,882)
Less: Allowance for returns	—	(10,834)
	$70,388	$118,456

The following table summarizes the allowance for doubtful accounts as of September 30, 2015 and December 31, 2014:

	Balance as of Beginning of Period	Provisions, net	Write-Off/ Recovery	Balance as of End of Period
Nine months ended September 30, 2015	$24,882	$(4,672)	$5	$20,215
Year ended December 31, 2014	$2,899	$36,763	$(14,780)	$24,882

6. Inventory

Inventory consists of the following:

	September 30, 2015	December 31, 2014
Finished goods	$183,175	$669,706
Work in process	1,050	58,666
	$184,225	$728,372

Inventory is stated at the lower of cost (on an average basis) or market value. We determine cost based on our weighted-average purchase price and include both the costs of acquisition and the shipping costs in our inventory. We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down to cost of goods sold, if any inventory has a cost in excess of estimated market value. During the nine months ended September 30, 2015, we recorded a $140,000 non-cash inventory write-down and a $214,000 non-cash inventory write-off, representing 103.5% of revenue in total. The $140,000 write-down was an adjustment to the carrying value of our roof mounting inventory to reflect the decline in market prices compared to our original cost and the $214,000 was an inventory write-off of obsolete inventory.

7. Property and Equipment, Net

Property and equipment, net consist of the following:
	September 30, 2015	December 31, 2014
Office equipment	$13,500	$436,051
Leasehold improvements	—	123,278
Vehicles	17,993	17,992
	31,493	577,321
Less: Accumulated depreciation and amortization	(31,493)	(576,622)
	$—	$699

Depreciation expense for the three months ended September 30, 2015 and 2014 was $0 and $3,000, respectively, and depreciation expense for the nine months ended September 30, 2015 and 2014 was $699 and $29,000, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:
	September 30, 2015	December 31, 2014
Accrued salaries, wages, benefits and bonus	$45,886	$45,586
Sales tax payable	5,277	662
Accrued accounting and legal fees	18,050	—
Customer deposit payable	1,434	41,265
Accrued interest	44,214	5,683
Other accrued liabilities	20,370	11,033
	$135,231	$104,229

9. Convertible Notes Payable and Credit Facility

Convertible Notes Payable

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures on January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a securities purchase agreement with Alpha Capital relating to the sale and issuance of a (i) convertible note in the principal amount of $200,000 that matures February 25, 2016 and (ii) five-year warrant (with a cashless exercise feature under certain circumstances) to purchase 5,000,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances.  On March 18, 2014, we issued under the Securities Purchase Agreement we entered into with Alpha Capital on February 25, 2014 a (i) convertible note in the principal amount of $300,000 that matures March 18, 2016 and (ii) five–year warrant (with a cashless exercise feature under certain circumstances) to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. The convertible notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. During the nine months ended September 30, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $50,531, net of unamortized discount at date of conversion, were converted into 34,565,577 shares of our common stock.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a non-cash benefit for the nine months ended September 30, 2015 of approximately $41,000 on a total of three convertible notes.

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

Line of Credit

On September 30, 2013, we entered into a loan and security agreement (the “Loan Agreement”) with Alpha Capital Anstalt (“Alpha Capital”) and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that could be borrowed under the Loan Agreement was $500,000. We had the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances were secured by a lien on all of our assets. All advances under the Loan Agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Loan Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the Loan Agreement for one year, and to exchange the $500,000 plus interest owing under the Loan Agreement for a one year, 8%, convertible note. As of September 30, 2015, a $400,000 convertible note, along with approximately $21,000 in accrued interest, was outstanding. We are no longer able to make borrowings under the Loan Agreement.

The convertible note had been convertible at $0.01 per share of common stock but as part of obtaining Alpha’s consent in order to enable Southridge to sell our shares at a price below $0.01 per share of common stock under the December Equity Purchase Agreement, (i) in September 2015 we agreed to reduce the convertible price to $0.005 per share of its common stock and (ii) in October 2015 Andalay agreed to reduce the convertible price to $0.005 per share of its common stock. On the date we issued the convertible note to Alpha Capital, our stock price was $0.0155 per share of common stock. As a result of the difference between the stock price at the time of issuance and the conversion price, we recorded a beneficial conversion feature in the amount of $275,000 as a reduction to the Convertible Note and an increase in additional paid-in capital on our condensed consolidated balance sheets. The beneficial conversion feature is being amortized over the 12 month term of the Note. We recorded additional interest expense of approximately $183,000 during the nine months ended September 30, 2015 for accretion of interest on the debt discount related to the beneficial conversion feature.

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

On January 23, 2014, we entered into an Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”). Pursuant to the Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the New Equity Purchase Agreement; Southridge’s commitment to purchase our common stock was subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. On March 11, 2014, we filed a Registration Statement on Form S-1/A to register 35 million shares of common stock related to our Equity Purchase Agreement with Southridge and on March 21, 2014, the Securities and Exchange Commission declared the Registration Statement effective. On March 26, 2014, we submitted an initial take-down request of $300,000 to Southridge pursuant to the terms of the Equity Purchase Agreement of which partial proceeds of $100,000 was received on March 31, 2014 and $200,000 on April 16, 2014. On June 4, 2014, June 18, 2014 and July 8, 2014, we submitted additional take-down requests for $100,000, $100,000 and $125,000, respectively, pursuant to the terms of the Equity Purchase Agreement.

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

On December 10, 2014, we entered into the December Equity Purchase Agreement with Southridge, that superseded our Prior Equity Purchase Agreement with Southridge that was entered into on January 23, 2014. The terms of the December Equity Purchase Agreement are substantially similar to those of the Prior Equity Purchase Agreement. Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock. We submitted various take-down requests during the first quarter of 2015 pursuant to the terms of the December Equity Purchase Agreement. As of November 12, 2015, 84,113,042 shares had been sold at an average price of $0.0131 per share, resulting in total proceeds of approximately $1.1 million.

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

On July 31, 2015, we filed a Registration Statement on Form S-1/A to register 150 million shares of common stock related to our December Equity Purchase Agreement with Southridge and on August 12, 2015, the SEC declared the Registration Statement effective. On August 27, 2015, we submitted an initial take-down request of $100,000 to Southridge pursuant to the terms of the December Equity Purchase Agreement and subsequent take-down requests of $100,000 as of October 13, 2015 and $100,000 as of November 2, 2015. As of November 12, 2015, 56,860,050 shares had been sold under the registration statement that was declared effective on August 12, 2015, at an average price of $0.00361 per share, resulting in total proceeds of approximately $205,000.

11. Stock Option Plan and Stock Incentive Plan

On August 8, 2006, we adopted the Akeena Solar, Inc. 2006 Stock Incentive Plan (the “Stock Plan”) pursuant to which shares of common stock are available for issuance to employees, directors and consultants under the Stock Plan as restricted stock and/or options to purchase common stock. The Stock Plan allows for issuance of up to 125,000,000 shares and there were 120,586,033 shares available for issuance under the Stock Plan as of September 30, 2015.

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

We recognized stock-based compensation expense of approximately $38,000 and $50,000 during the three months ended September 30, 2015 and 2014, respectively, and approximately $147,000 and $321,000 during the nine months ended September 30, 2015 and 2014, respectively, relating to compensation expense calculated based on the fair value at the time of grant for restricted stock and based on Black-Scholes for stock options granted under the Stock Plan. Stock-based compensation expense for the nine months ended September 30, 2014, included $160,000, related to the issuance of convertible notes for our financial advisor.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2015:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested beginning balance as of January 1, 2015	7,186	$2.16
Granted	—	$—
Forfeited/cancelled	—	$—
Released/vested	(7,186)	$2.16
Outstanding and not vested as of September 30, 2015	—	$—

Restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting period. We estimate forfeitures when recognizing stock-based compensation expense for restricted stock, and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of September 30, 2015, there was no remaining unrecognized stock-based compensation expense associated with the granting of unvested restricted stock. As of December 31, 2014, there was approximately $7,000 of unrecognized stock-based compensation expense associated with unvested restricted stock. The total fair value of shares vested during the nine months ended September 30, 2015 and 2014, was approximately $7,000 and $31,000, respectively. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as financing cash flows on our consolidated statements of cash flows. During the three and nine months ended September 30, 2015 and 2014, there were no excess tax benefits relating to restricted stock and therefore there is no impact on the accompanying condensed consolidated statements of cash flows.

The following table sets forth a summary of stock option activity for the nine months ended September 30, 2015:

	Number of Shares Subject to Option	Weighted-Average Exercise Price
Outstanding as of January 1, 2015	37,034,483	$0.03
Granted	—	$—
Forfeited/cancelled/expired	37,034,483	$0.03
Exercised	—	$—
Outstanding as of September 30, 2015	—	$—
Exercisable as of September 30, 2015	—	$—

Stock options are valued at the estimated fair value grant date or the measurement date and expensed over the requisite service period or vesting period. The weighted-average volatility was based upon the historical volatility of our common stock price. There were no stock options granted during the three and nine months ended September 30, 2015 and 2014.

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

The weighted-average remaining contractual term for the stock options outstanding (vested and expected to vest) and exercisable as December 31, 2014, was 4.4 years. The total estimated fair value of stock options vested during the nine months ended September 30, 2014 was approximately $29,000. The aggregate intrinsic value of stock options outstanding as of September 30, 2015 was zero.

We estimate forfeitures when recognizing stock-based compensation expense for stock options and the estimate of forfeitures is adjusted over the requisite service period should actual forfeitures differ from such estimates. As of December 31, 2014, there was approximately $514,000 of unrecognized stock-based compensation expense associated with stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 3.1 years. Tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) is classified as financing cash flows on our consolidated statements of cash flows. During the three and nine ended September 30, 2015, there were no excess tax benefits relating to stock options and therefore there is no impact on the accompanying consolidated statements of cash flows.

12. Stock Warrants and Warrant Liability

On December 19, 2013 and February 25, 2014, we entered into securities purchase agreements with certain institutional accredited investors relating to the sale and issuance of (i) convertible notes in the principal amount of $250,000, $200,000 and $300,000 that mature on December 19, 2015, February 25, 2016 and March 19, 2016, respectively and (ii) five- year warrants (with a cashless exercise feature under certain circumstances) to purchase 6,250,000, 5,000,000 and 7,500,000 shares, respectively, of our common stock at an exercise price of $0.02 per share, subject to adjustment under certain circumstances. See Note 9 for further discussion of the issuance of the convertible notes.

The following table summarizes the Warrant activity for the nine months ended September 30, 2015:

	Warrants for Number of Shares	Weighted-Average Exercise Price
Outstanding as of January 1, 2015	22,148,045	$0.23
Issued	—	—
Exercised	—	—
Cancelled/expired	—	—
Outstanding as of September 30, 2015	22,148,045	$0.23

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Numerator:
Net loss	$(720,353)	$(570,551)	$(2,072,548)	$(1,271,934)
Preferred deemed dividend and preferred stock dividend	—	(83)	—	(18,927)
Less: Net loss allocated to participating securities	—	598	6	5,973
	$(720,353)	$(570,036)	$(2,072,554)	$(714,959)
Denominator:
Weighted-average shares outstanding	416,495,549	240,593,277	383,035,331	189,005,946
Weighted-average unvested restricted shares outstanding	—	(251,969)	(1,095)	(874,811)
Denominator for basic net loss per share	416,495,549	240,341,308	383,034,236	188,131,135

Basic net loss per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The following table sets forth potential shares of common stock at the end of each period presented that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive:

	September 30, 2015	December 31, 2014
Stock options outstanding	—	37,034,483
Unvested restricted stock	—	7,186
Warrants to purchase common stock	22,148,045	22,148,045

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

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of September 30, 2015, Suntech has not sought to enforce its judgment. As of September 30, 2015, we have included in accounts payable in our condensed consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the nine months ended September 30, 2015, two customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient and Rectify LLC, a residential solar installer in Indiana. For the nine months ended September 30, 2015 and 2014, the percentages of sales of our top two customers are as follows:
	Nine Months Ended September 30,
	2015	2014
Smart Energy Today	30.4%	13.5%
Rectify LLC	10.8%	—
Saddleback Cellars	—	—
WDC Solar, Inc.	—	14.7%
JCF Wholesale	—	10.6%

The percentage of our gross accounts receivable for our top customers as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
WDC Solar, Inc.	54.6%	40.1%
Lowe’s Retail	11.4%	16.8%
Hyundai Heavy Industries, Co., Ltd	10.7%	—

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three suppliers accounted for approximately 24% and 39% of purchases as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, accounts payable included amounts owed to our top three suppliers of approximately $29,000 and $0, respectively.

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

During the nine months ended September 30, 2015, the Monte Carlo simulation-based model was used to calculate the fair value of the embedded conversion feature based on a stock price of between $0.011 and $0.036 and a volatility of between 94.4% and 99.7%.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015:

	Derivative Liability – Embedded Conversion Feature	Total Level 3
Beginning balance – January 1, 2015	$129,598	$129,598
Issuances	—	—
Conversions	(88,333)	(88,333)
Total realized and unrealized gains or losses	(41,265)	(41,265)
Ending balance – September 30, 2015	$—	$—

16. Income Taxes

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial account and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. During the three and nine months ended September 30, 2015, there was no income tax expense or benefit for federal and state income taxes in the accompanying condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset. Our deferred tax asset has a 100% valuation allowance.

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

During the quarter ended September 30, 2015, we were engaged in two business segments, (i) marketing, sale, design and installation of systems for residential and commercial customers and (ii) sale of our AC solar panels to solar installers, trade workers and do-it-yourself customers through distribution partnerships, our dealer network and retail outlets. As of August 2015, we are engaged in one business segment, which is the sale of our proprietary mounting hardware principally through distribution partnerships who then sell to dealers and retail outlets. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

To date, we have not generated sufficient revenue from operations to achieve our business goals and achieve profitability and there can be no assurance that we will do so in the future or that funding will be available to allow us to do so or to operate at our current level for the next twelve months. Our efforts to make sales our proprietary mounting hardware principally through distribution partnerships have been intended to both reduce our near term operating expenses as well as result in a future material increase in order volume for our mounting hardware parts. While the goal is to sell many more watts worth of our mounting hardware parts, this new  focus will have less revenue per watt as the mounting hardware portion is a small percentage (under 15%) of the total AC solar panel kit revenue that we previously focused on. The ability to win meaningful business with large national installers is challenging as the evaluation and approval process within most large national installers can be lengthy and complicated as there are often multiple internal decision makers and evaluation criteria as well as third party lease fund approvals that will need to be achieved in order for us to be successful to sell our product.

Concentration of Risk

Supplier Relationships

We began receiving product from Tianwei in February 2014 and stopped as of June 2014. In July 2014, we entered into a supply agreement for assembly of our proprietary modules with Auxin Solar, Inc., a panel supplier located in the United States. We began receiving product from Auxin in December 2014. In June 2015, we entered into a license agreement with Hyundai whereby we granted Hyundai the right to produce Andalay compatible modules. Hyundai began shipping Andalay compatible modules as of May 2015. We do not have any commitment from Hyundai to produce Andalay compatible modules and Hyundai could terminate its relationship with us at any time as well as discontinue future production of Andalay compatible modules. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted and our inventory and revenue could diminish significantly unless we are able to rapidly secure alternative sources of supply from first tier bankable suppliers such as Hyundai.

Historically, we obtained virtually all of our solar panels from Suntech and Lightway. During 2012, because of our cash position and liquidity constraints, we were late in making payments to both of these suppliers. On March 30, 2012, pursuant to our Supply Agreement with Lightway, we issued 1,900,000 shares of our common stock to Lightway in partial payment of our past due account payable to them. At the time of issuance, the shares were valued at $1,045,000. On May 1, 2012, Suntech filed a complaint for breach of contract, goods sold and delivered, account stated and open account against us in the Superior Court of the State of California, County of San Francisco. Suntech alleged that it delivered products and did not receive full payment from us. On July 31, 2012, we and Suntech entered into a settlement of this dispute. Because of our inability to make scheduled settlement payments, on March 15, 2013, Suntech entered a judgment against us in the amount of $946,438. As of September 30, 2015, Suntech has not sought to enforce its judgment. As of September 30, 2015, we have included in accounts payable in our condensed consolidated balance sheets a balance due to Suntech America of $946,438. We currently have no unshipped orders from Suntech or Lightway.

Customer Relationships

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the nine months ended September 30, 2015, two customers have accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient and Rectify LLC, a residential solar installer in Indiana. For the nine months ended September 30, 2015 and 2014, the percentages of sales of our top two customers are as follows:

	Nine Months Ended September 30,
	2015	2014
Smart Energy Today	30.4%	13.5%
Rectify LLC	10.8%	—
Saddleback Cellars	—	—
WDC Solar, Inc.	—	14.7%
JCF Wholesale	—	10.6%

The percentage of our gross accounts receivable for our top customers as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
WDC Solar, Inc.	54.6%	40.1%
Lowe’s Retail	11.4%	16.8%
Hyundai Heavy Industries, Co., Ltd	10.7%	—

We maintain reserves for potential credit losses and such losses, in the aggregate, have generally not exceeded management’s estimates. Our top three suppliers accounted for approximately 24% and 39% of purchases as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, accounts payable included amounts owed to our top three suppliers of approximately $29,000 and $0, respectively.

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Three Months Ended September 30, 2015,
	2015		2014
Net revenue	$190,516	100.0%	$605,943	100.0%
Cost of goods sold	34,251	18.0%	550,630	90.9%
Gross profit (loss)	156,265	82.0%	55,313	9.1%
Operating expenses
Sales and marketing	23,740	12.5%	93,861	15.5%
General and administrative	408,490	214.4%	481,398	79.4%
Total operating expenses	432,230	226.9%	575,259	94.9%
Loss from continuing operations	(275,965)	(144.9)%	(519,946)	(85.8)%
Other income (expense)
Interest expense, net	(174,437)	(91.6)%	(99,212)	(16.4)%
Asset impairment - patents	(277,061)	(145.4)%
Adjustment to the fair value of embedded derivatives	—	0.0%	48,607	8.0%
Gain on settlement of prior debt owed	7,110	3.7%	—	0.0%
Total other income (expense), net	(444,388)	(233.3)%	(50,605)	(8.4)%
Loss before provision for income taxes	(720,353)	(378.1)%	(570,551)	(94.2)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	(720,353)	(378.1)%	(570,551)	(94.2)%
Preferred stock dividend	—	(0.0)%	(83)	(0.0)%
Net loss attributable to common stockholders	$(720,353)	(378.1)%	$(570,634)	(94.2)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.00)		$(0.00)

Weighted-average shares used in computing loss per common share:	416,495,549		240,341,308

Net Revenue

We generate revenue from the sale and installation of solar power systems. For the three months ended September 30, 2015, we generated $191,000 of revenue, a decrease of approximately $415,000, or 68.6%, compared to approximately $606,000 of revenue for the three months ended September 30, 2014. The decrease in revenue was due to a decrease in watts sold and a decrease in our average selling price per watt.

Cost of Goods Sold

Cost of goods sold as a percent of revenue for the three months ended September 30, 2015, was 18.0% of net revenue, compared to 90.9% for the three months ended September 30, 2014. Gross profit for the three months ended September 30, 2015, was approximately $156,000, or 82.0% of revenue, compared to gross profit of approximately $55,000 or 9.1% of revenue for the same period in 2014. During the three months ended September 30, 2015, we recorded a favorable adjustment to warranty expense of approximately $81,000. Excluding the favorable adjustment to warranty expense, gross profit was approximately $76,000, or 39.7% of revenue. Excluding the favorable adjustment to warranty expense, the increase in gross margin in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to a decrease in the cost of solar panels and installation parts and lower inventory overhead allocations.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2015, were approximately $24,000, or 12.5% of net revenue as compared to approximately $94,000, or 15.5% of net revenue during the same period of the prior year. The approximately $70,000 decrease in sales and marketing expenses for the three months ended September 30, 2015, compared to the same period in 2014 was primarily due to a decrease of approximately $47,000 in payroll and commission expense, approximately $19,000 in travel and entertainment and approximately $10,000 in stock-based compensation expense. The decrease in payroll costs and stock-based compensation expense was due to lower headcount. The decrease in travel and entertainment was due to a decrease in travel related costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015, were approximately $408,000, or 214.4% of net revenue as compared to approximately $481,000, or 79.4% of net revenue during the same period of the prior year. The increase in general and administrative expense for the three months ended September 30, 2015, compared to the same period in 2014, was due primarily to a decrease in investor relations fees of approximately $36,000, professional fees of approximately $21,000, payroll and benefits of approximately $17,000, accounting and legal fees of approximately $17,000, research and development costs of approximately $15,000 and stock-based compensation expense of approximately $10,000. The decrease in professional fees was due to lower consulting fees. The decrease in payroll and benefits was due to lower headcount. The decrease in legal and accounting fees was due lower utilization of legal and accounting services. The decrease in stock compensation expense was due to the timing of restricted stock and stock option grants.

Interest Expense, Net

During the three months ended September 30, 2015, net interest expense was approximately $174,000 compared with net interest expense of approximately $99,000 for the same period in 2014. The increase in interest expense was associated with related to interest expense recorded as a result of the beneficial conversion feature on our outstanding convertible notes.

Asset impairment

During the three months ended September 30, 2015, we recorded an asset impairment of approximately $277,000 on the write-down in the value of our patents.

Settlement of prior debt owed

During the three months ended September 30, 2015, we recorded a settlement expense of approximately $7,000.

Income Taxes

During the three months ended September 30, 2015 and 2014, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net Loss

Net loss for the three months ended September 30, 2015, was approximately $720,000, compared to a net loss of approximately $571,000 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

Results of Operations

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars and as a percentage of net revenue:

	Nine Months Ended September 30, 2015,
	2015		2014
Net revenue	$807,139	100.0%	$1,055,344	100.0%
Cost of goods sold	1,118,733	138.6%	982,658	93.1%
Gross profit (loss)	(311,594)	(38.6)%	72,686	6.9%
Operating expenses
Sales and marketing	173,656	21.5%	232,577	22.0%
General and administrative	1,769,557	219.2%	1,622,944	153.8%
Total operating expenses	1,943,213	240.8%	1,855,521	175.8%
Loss from continuing operations	(2,254,807)	(279.4)%	(1,782,835)	(168.9)%
Other income (expense)
Interest expense, net	(321,616)	(39.9)%	(290,171)	(27.5)%
Asset impairment - patents	(277,061)	(34.3)%	—
Adjustment to the fair value of embedded derivatives	41,265	5.1%	31,924	3.0%
Gain on settlement of prior debt owed	739,671	91.6%	769,148	72.9%
Total other income (expense), net	182,259	22.6%	510,901	48.4%
Loss before provision for income taxes	(2,072,548)	(256.8)%	(1,271,934)	(120.5)%
Provision for income taxes	—	0.0%	—	0.0%
Net loss	(2,072,548)	(256.8)%	(1,271,934)	(120.5)%
Preferred stock dividend	—	(0.0)%	(18,927)	(1.8)%
Net loss attributable to common stockholders	$(2,072,548)	(256.8)%	$(1,290,861)	(122.3)%

Net loss attributable to common stockholders per common share (basic and diluted)	$(0.01)		$(0.01)

Weighted-average shares used in computing loss per common share:	383,034,236		188,131,135

Net Revenue

We generate revenue from the sale and installation of solar power systems. For the nine months ended September 30, 2015, we generated approximately $807,000 of revenue, a decrease of approximately $248,000, or 23.5%, compared to approximately $1.1 million of revenue for the nine months ended September 30, 2014. The decrease in revenue was due to a decrease in watts sold and a decrease in our average selling price per watt.

Cost of Goods Sold

Cost of goods sold as a percent of revenue for the nine months ended September 30, 2015, was 138.6% of net revenue, compared to 93.1% for the nine months ended September 30, 2014. Gross loss for the nine months ended September 30, 2015, was approximately $312,000, or 38.6% of revenue, compared to gross profit of approximately $73,000 or 6.9% of revenue for the same period in 2014. During the nine months ended September 30, 2015, we recorded a favorable adjustment to warranty expense of approximately $81,000. Also during the nine months ended September 30, 2015, we recorded a $140,000 non-cash inventory write-down and a $214,000 non-cash inventory write-off, representing 43.9% of revenue in total. The $140,000 write-down was an adjustment to the carrying value of our roof mounting inventory to reflect the decline in market prices compared to our original cost and the $214,000 was an inventory write-off of obsolete inventory. Excluding the favorable adjustment to warranty expense and the write-down and write-off of inventory, gross loss for the nine months ended September 30, 2015, was approximately $38,000, or 4.7% of revenue.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2015, were approximately $173,000, or 21.5% of net revenue as compared to approximately $233,000, or 22.0% of net revenue during the same period of the prior year. The approximately $59,000 decrease in sales and marketing expenses for the nine months ended September 30, 2015, compared to the same period in 2014 was primarily due to a decrease of approximately $28,000 in travel and entertainment, approximately $13,000 in payroll and commission expense, and approximately $4,000 in advertising expense. The decrease in travel and entertainment was due to a decrease in travel related costs. The decrease in payroll and commissions was due to lower headcount. The decrease in advertising expense was due to lower advertising.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015, were approximately $1.8 million or 219.2% of net revenue as compared to approximately $1.6 million, or 153.8% of net revenue during the same period of the prior year. The increase in general and administrative expense for the nine months ended September 30, 2015, compared to the same period in 2014, was due primarily to an increase in professional fees of approximately $202,000, payroll and benefits of approximately $100,000 and settlement expense of approximately $20,000. The increase in professional fees was due to higher consulting fees. The increase in payroll and benefits was due to higher headcount. The increase in settlement expense was to settle a claim with a former supplier.

Interest Expense, Net

During the nine months ended September 30, 2015, net interest expense was approximately $322,000 compared with net interest expense of approximately $290,000 for the same period in 2014. The increase in interest expense was associated with an increase in interest expense related to interest expense recorded as a result of the beneficial conversion feature on our outstanding convertible notes, partially offset by a decrease in convertible notes outstanding.

Asset impairment

During the nine months ended September 30, 2015, we recorded an asset impairment of approximately $277,000 on the write-down in the value of our patents.

Gain on adjustment to the Fair Value of Embedded Derivatives

During the nine months ended September 30, 2015, we recorded mark-to-market gain on adjustments to reflect the fair value of embedded derivatives related to the issuance of our convertible notes, resulting in an unrealized gain of approximately $41,000 in our condensed consolidated statements of operations compared with approximately $32,000 for the same period in 2014.

Gain on settlement of prior debt owed

During June 2015, we settled a prior debt of approximately $957,000 owed to DLA Piper LLP (US) for approximately $225,000 payable if Andalay achieves certain business and milestones but in no event later than July 1, 2016. During the nine months ended September 30, 2014, we recorded a gain on settlement in other income of approximately $769,000 as a result of a favorable settlement on a prior debt owed to a creditor.

Income Taxes

During the nine months ended September 30, 2015 and 2014, there was no income tax expense or benefit for federal and state income taxes reflected in our condensed consolidated statements of operations due to our net loss and a valuation allowance on the resulting deferred tax asset.

Net Loss

Net loss for the nine months ended September 30, 2015, was approximately $2.1 million, compared to a net loss of approximately $1.3 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

We currently face challenges meeting the working capital needs of our business. Our primary requirements for working capital are to fund purchases for solar panels and microinverters, and to cover our payroll and lease expenses. For the nine months ended September 30, 2015 and for each of the two years in the period ended December 31, 2014, we have incurred net losses and negative cash flows from operations. During the recent years, we have undertaken several equity and debt financing transactions to provide the capital needed to sustain our business. We have dramatically reduced our headcount and other variable expenses. As of September 30, 2015, we had approximately $42,000 of cash on hand.  We intend to address ongoing working capital needs through sales of products, along with raising additional debt and equity financing. Our revenue levels remain difficult to predict, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

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

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. During the nine months ended September 30, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $50,531, net of unamortized discount at date of conversion, were converted into 34,565,577 shares of our common stock.

Because of certain down-round protection in the conversion rate of the convertible notes, we determined that the derivative liability related to the embedded conversion feature met the criteria for bifurcation. Accordingly, we recognized an aggregate liability of $123,000 on the three issuance dates during the year ended December 31, 2014. This was in addition to the carrying value of the derivative liability on three previously recorded derivatives of $178,000. The derivative liability is carried at fair value with changes in the fair value reflected in the “Adjustment to the fair value of embedded derivatives” line item of our condensed consolidated statements of operations. We recognized a benefit for the nine months ended September 30, 2015 of $41,000 on the fair value of derivatives.

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

Line of credit

On September 30, 2013, we entered into a loan and security agreement (the “Loan Agreement”) with Alpha Capital Anstalt (“Alpha Capital”) and Collateral Services, LLC to provide financing, on a discretionary basis, for one year, against our accounts receivable and inventory.  The maximum amount that could be borrowed under the Loan Agreement was $500,000. We had the right to borrow up to 80% of our eligible accounts receivable, not in excess of $200,000, 50% of the value of our raw materials in inventory, 65% of our finished goods inventory and 95% of cash, but not in the aggregate amount in excess of $300,000. The advances were secured by a lien on all of our assets. All advances under the Loan Agreement bear interest at a per annum rate of 12% and monthly interest shall be a minimum of $500. At the time of initial funding we paid a loan fee of 50 shares of our Series D Preferred Shares to the lender, in addition to other payments for legal fees. In addition, we paid the collateral agent an initial fee of $5,000 and have agreed to pay an administrative fee to the collateral agent of 0.5% per month of the daily balance during the preceding month or $500 whichever is less. In the event that of a prepayment, we are obligated to pay a prepayment fee in an amount equal to one-half of one percent (0.5%) of $500,000. On September 30, 2013, we requested and received an initial borrowing under the Loan Agreement totaling $350,000. Subsequently, on October 21, 2013, we requested and received an additional $100,000 and on November 20, 2013, we requested and received an additional $50,000. As of December 31, 2014, the balance outstanding under our line of credit was $500,000. On February 27, 2015, we agreed to extend the term of the Loan Agreement for one year, and to exchange the $500,000 plus interest owing under the Loan Agreement for a one year, 8%, convertible note. As of September 30, 2015, a $158,000 convertible note, along with $22,000 in accrued interest, was outstanding. We are no longer able to make borrowings under the Loan Agreement.

The convertible note is convertible at $0.01 per share of common stock. On the date we issued the convertible note to Alpha Capital, our stock price was $0.0155 per share of common stock. As a result of the difference between the stock price at the time of issuance and the conversion price, we recorded a beneficial conversion feature in the amount of $275,000 as a reduction to the Convertible Note and an increase in additional paid in capital on our condensed consolidated balance sheets. The beneficial conversion feature is being amortized over the 12 month term of the Note. We recorded additional interest expense of approximately $183,000 during the nine months ended September 30, 2015 for accretion of interest on debt discount related to the beneficial conversion feature.

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

Pursuant to the December Equity Purchase Agreement and as provided in the Prior Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 18 months from the effective date of the registration statement to be filed by us for the December Equity Purchase Agreement; or (ii) the date on which Southridge has purchased an aggregate maximum purchase price of $5,000,000 pursuant to the December Equity Purchase Agreement; Southridge’s commitment to purchase our common stock is subject to various conditions, including, but not limited to, limitations based on the trading volume of our common stock.

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

We submitted various take-down requests during 2015 pursuant to the terms of the December Equity Purchase Agreement. As of November 12, 2015, 84,113,042 shares had been sold at an average price of $0.0131 per share, resulting in total proceeds of approximately $1.1 million.

On July 31, 2015, we filed a Registration Statement on Form S-1/A to register 150 million shares of common stock related to our December Equity Purchase Agreement with Southridge and on August 12, 2015, the SEC declared the Registration Statement effective. On August 27, 2015, we submitted an initial take-down request of $100,000 to Southridge pursuant to the terms of the December Equity Purchase Agreement and subsequent take-down requests of $100,000 as of October 13, 2015 and $100,000 as of November 2, 2015. As of November 12, 2015, 56,860,050 shares had been sold at an average price of $0.00361 per share, resulting in total proceeds of approximately $205,000.

Cash Flow Analysis

Our primary capital requirement is to fund purchases of solar panels and inverters. Significant sources of liquidity are cash on hand, cash flows from operating activities, working capital and proceeds from equity financings. As of September 30, 2015, we had approximately $42,000 in cash on hand.

Cash used in operating activities was approximately $1.1 million for the nine months ended September 30, 2015. Cash used in operating activities was primarily due to our net loss adjusted for non-cash items of $362,000, a $200,000 decrease in prepaid expenses and other current assets, a $175,000 decrease in inventory, a $136,000 decrease in other assets and a $91,000 increase in accounts payable, partially offset by a $65,000 decrease in accrued liabilities and accrued warranty and a $15,000 decrease in deferred revenue. The increases and decreases in assets and liabilities were primarily due to the timing of payments and receipts.

Cash used in investing activities was approximately $42,000 for the nine months ended September 30, 2015. Cash used in investing activities was due to the acquisition of patents.

Cash provided by financing activities was approximately $1.1 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we received $1.2 million in proceeds from the Equity Purchase Agreement, partially offset by $109,000 from the repayment of notes payable.

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

Patent costs.  We capitalize external legal costs and filing fees associated with obtaining or defending our patents. Upon issuance of new patents or successful defense of existing patents, we amortize these costs using the straight line method over the shorter of the legal life of the patent or its economic life. We believe the remaining useful life we assign to these patents, approximately 9.25 years as of September 30, 2015, are reasonable. We periodically review our patents to determine whether any such cost have been impaired and are no longer being used. To the extent we are no longer using certain patents, the associated costs will be written off at that time.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued, Accounting Standards Update (“ASU”) ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis. Effective for fiscal years beginning after December 15, 2015, the update effects the consolidation criteria around limited partnerships and similar legal entities; evaluation of fees paid to a decision maker or a service provider as a variable interest; the determination of primary beneficiary of a variable interest entity (VIE) when fee arrangements exist, the treatment of related parties in the VIE consolidation model and the consolidation of certain investment funds.  We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In January 2015, ASU 2015-01 Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, was issued by the FASB. The ASU eliminates the concept of extraordinary items. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be expanded to include items that are both unusual in nature and infrequent in occurrence.  The guidance is effective for years beginning after December 15, 2015 and will be adopted in the first quarter of 2016. We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In May 2014 the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers” (ASU 2014-09) which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09 was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein. In August 2015 the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Since ASU 2014-15 only impacts financial statement disclosure requirements regarding whether there is substantial doubt about an entity's ability to continue as a going concern, we do not expect its adoption to have an impact on our condensed consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect there to be any impact on our condensed consolidated financial statements as a result of this guidance.

In June 2015 the FASB issued ASU 2015-10, Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of topics in the codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. This Accounting Standard Update is effective for fiscal years beginning after December 15, 2015 for public companies. We have not assessed the impact of this guidance on our condensed consolidated financial statements.

In July 2015 the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have not assessed the impact of this guidance on our condensed consolidated financial statements.

In August 2015 the FASB has issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have not assessed the impact of this guidance on our condensed consolidated financial statements.

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

Interest Rate Risk

As of September 30, 2015, we had approximately $500,000 borrowed under convertible notes. Our convertible notes bear interest at a rate of 8% per year. The interest rate under these notes are fixed for the life of the agreements, therefore, any change in market interest rates will not have an impact on the amount of our interest expense.

Foreign Currency Exchange Risk

We do not have any foreign currency exchange risk as purchases of our solar panels from manufacturers outside the United States and sales of our solar panels to Canada are denominated in U.S. currency.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who is also our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Based on this evaluation, management concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below. In connection with the preparation of our financial statements for the three months ended September 30, 2015, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer who is also our Interim Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended September 30, 2015.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On February 9, 2015, the law firm of Snell & Wilmer LLP filed suit against us in California Superior Court, County of Orange.  The complaint alleges that we have failed to pay Snell & Wilmer fees due to that firm in connection with prior patent prosecution litigation, in an amount of no less than $808,202, plus interest. During the three months ended June 2015, we settled this amount for $250,000 payable in installments on or prior to October 31, 2015. As of November 2015, Andalay has paid $75,000 to Snell & Wilmar under this settlement. In the event that Andalay has not paid the remaining $175,000, Andalay and Snell & Wilmar have agreed that Snell & Wilmar may file a stipulation for entry of judgment to court for $200,000 plus interest and fees.

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

For the quarter ended September 30, 2015, and for the years ended December 31, 2014 and 2013, we have incurred net losses from operations. We cannot be certain that our business strategy will ever be successful. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any emerging business operations. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our new business model, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

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

We are engaging in a new strategy of licensing our patented products to large manufacturers but have only executed one license agreement

We believe that licensing our products, instead of manufacturing ourselves or through contracted manufacturers, will enable us to operate the business in a less capital intensive manner.  We have signed one license agreement and two memorandums of understanding in the first half of 2015 for the licensing of our products.  This strategy will be dependent on us or our distributors also signing up at least one top national installer as a significant customer. To date, neither we nor any of our distributors have signed any agreements with any large national installers as it relates to the purchase of Andalay compatible modules or mounting hardware.  If we are not able to accomplish our goal of signing large manufacturers as license partners and large national installers as significant customers, our business will be severely negatively impacted.

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

In June 2015, we entered into a license agreement with Hyundai whereby we granted Hyundai the right to produce Andalay compatible modules. Hyundai began shipping Andalay compatible modules as of May 2015. We do not have any commitment from Hyundai to produce Andalay compatible modules and Hyundai could terminate its relationship with us and future production of Andalay compatible modules at any time. Although we believe we can find alternative suppliers for solar panels manufactured to our specifications, our operations would be disrupted and our inventory and revenue could diminish significantly unless we are able to rapidly secure alternative sources of supply from first tier bankable suppliers such as Hyundai.

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

The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the nine months ended September 30, 2015, two customer has accounted for significant revenues, varying by period, to our company: Smart Energy Today (“Smart Energy”), which specializes in helping home owners and business owners become more energy efficient. The loss of this customer would have a material adverse effect on our business.

We are continuing to shift our business model, away from manufacturing and towards licensing. We had previously exited the installation business, and there is no guarantee that we will be successful in licensing our products.

Our shift to focus on a licensing business model will depend entirely on our distributors’ ability meaningfully increase volume or successfully obtain large installers as customers. Our current distributors are small and do not have extensive resources and their ability to achieve this will be challenging. To date, we have not generated sufficient revenue or profits from operations to achieve our business goals and achieve profitability and there can be no assurance that we will do so in the future. Our focus to use a distribution channel to sell our mounting hardware is intended to both reduce our near term operating expenses as well as result in a future material increase in order volume for our mounting hardware parts. While the goal is to sell many more watts worth of our mounting hardware parts, this new focus will have less revenue per watt as the mounting hardware portion is a small percentage (under 15%) of the total AC solar panel kit revenue that we previously focused on. The ability to win meaningful business with large national installers is challenging as the evaluation and approval process within most large national installers can be lengthy and complicated as there are often multiple internal decision makers and evaluation criteria as well as third party lease fund approvals that will need to be achieved in order for us to be successful to sell our product.

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

The adoption of our technology is relatively limited and it has not been broadly tested in many installation settings for a sufficient period of time to prove its long-term effectiveness and benefits. Problems may occur with products or their underlying components that are unexpected and could have a material adverse effect on our business or results of operations. We have not had the resources to substantively enhance the product since it was developed. We have been issued several U.S. and foreign patents that cover our Andalay solar panel technology. We have several other pending patent applications covering Andalay technology. Ultimately, we may not be able to realize the benefits from any patent that is issued. We have recently discontinued support of our foreign patents and applications because we lack the resources to pursue market opportunities in those foreign markets.

Because our industry is highly competitive and has low barriers to entry, we may lose market share to larger companies that are better equipped to weather a decline in market conditions due to increased competition.

Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. Competition in the solar power services industry may increase in the future, partly due to low barriers to entry, as well as from other alternative energy sources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel. In addition, many of our competitors have greater resources than we do, allowing them to devote greater resources to research and development of new and innovative products and marketing of their products. There can be no assurance that we will be able to compete successfully against current and future competitors. We have recently seen many more competitors with viable and new products that have a similar application and intended market opportunity as the Andalay mounting hardware which has eroded our opportunity and prospects. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

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

Our success greatly depends on the continued contributions of our senior management and other key sales, marketing and operations personnel. These employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. Starting on May 7, 2012, Margaret Randazzo, acted as our Chief Financial Officer, a director, and our Chief Executive Officer. On April 22, 2014, Steven Chan assumed the role as our Chief Executive Officer and interim Chief Financial Officer and President after Ms. Randazzo announced her resignation as our Chief Executive Officer and as Chief Financial Officer effective June 30, 2014. Wei-Tai Kwok resigned as our director in August 2015 and departed as our Chief Operating Officer in September 2015. On November 12, 2015, we were informed that Mr. Chan was resigning as our Chief Executive Officer, interim Chief Financial Officer and a director, effective November 20, 2015 and that Mr. Edward Bernstein was assuming those roles. While Mr. Chan has agreed to serve as an advisor to the Company, there can be no assurance that there will be a smooth transition. Changes in our key positions can be disruptive and could have a material adverse effect on our operations and business.

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

On August 30, 2013, we entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha Capital”) relating to the sale and issuance of a convertible note in the principal amount of $200,000 that matures August 29, 2015 (the "Convertible Note").  Subsequently, on November 25, 2013 and December 19, 2013, we entered into additional securities purchase agreements with Alpha Capital relating to the sale and issuance of convertible notes in the principal amount of $200,000 and $250,000, respectively, which mature on November 25, 2015 and December 19, 2015. On January 27, 2014, we issued a convertible note in the principal amount of $100,000 that matures January 27, 2016 under the Securities Purchase Agreement we entered into with Alpha Capital on December 19, 2013. In connection with the issuance of the December 19, 2013 convertible note, we also issued 6,250,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On February 25, 2014, we entered into a Securities Purchase Agreement with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $200,000 that matures February 25, 2016. In connection with the issuance of the February 25, 2014 convertible note, we issued 5,000,000 warrants to purchase shares of our common stock at a price of $0.02 per share. On March 18, 2014, we entered into a Securities Purchase Agreement we entered into with the Alpha Capital related to the sale and issuance of a convertible note in the principal amount of $300,000 that matures March 18, 2016.  In connection with the March 18, 2014 convertible note, we issued a five–year warrant to purchase 7,500,000 shares of our common stock at an exercise price of $0.02 per share. Each of the Convertible Notes bear interest at the rate of 8% per annum compounded annually, are payable at maturity and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock, at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.02 per share, subject to adjustment upon the happening of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to our fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 20 consecutive days commencing six months after the issue date of the convertible notes equal or exceeds $0.04 per share. During the nine months ended September 30, 2015, the remaining outstanding convertible notes in the principal amount of approximately $520,000, along with accrued interest of $50,531, net of unamortized discount at date of conversion, were converted into 34,565,577 shares of our common stock.

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

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of November 12, 2015, we had 534,984,001 shares of common stock outstanding and we had warrants to purchase 22,148,045 shares of common stock.

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

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders. In addition, holders of our convertible notes have the right to convert their notes into shares of our Common Stock, subject to a blocker of 9.99% of our outstanding common stock which will result in substantial dilution to our stockholders. In addition, the increase in our number of authorized shares of common stock to 1,250,000,000 in September 2015 allows us to issue many more shares of common stock.

If we issue shares below $0.01 per share, we will need the consent of Alpha Capital and there is no guarantee that we will get such consent

When we issued to Alpha Capital the convertible note in February 2015, a condition of the note was that we are not permitted to issue shares below $0.01 per share without their consent. There is no guarantee that Alpha will provide that consent, or that if they provide consent, that they will not so without an extra cost.  If we do not receive their consent, we may not be able to continue to issue stock under the December Equity Purchase Agreement. As part of obtaining Alpha’s consent in order to enable Southridge to sell Andalay shares at a per price below $0.01 per share of common stock under the December Equity Purchase Agreement, (i) in September 2015, Andalay agreed to reduce the convertible price to $0.005 per share of its common stock and (ii) in October 2015 Andalay agreed to reduce the convertible price to $0.005 per share of its common stock.

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

10.1		Second Amendment to Loan and Security Agreement dated October 20, 2015 between Alpha Capital Anstalt and the Registrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2015).

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH*	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	‡	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2015	/s/ Steven Chan
Steven Chan
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

10.1		Second Amendment to Loan and Security Agreement dated October 20, 2015 between Alpha Capital Anstalt and the Registrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2015).

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH*	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

	*	filed herewith

	‡	Management contract or compensatory plan or arrangement.