Form 10-K/A
period 2014-12-31
Andalay Solar, Inc.
filed 2016-02-05
CIK 1347452

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Andalay Solar, Inc. (“Andalay,” “we,” “us,” “our,” or “the Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2015 (the “Original Filing”), solely to include the disclosure set forth in Part II, Item 9A under the heading “Controls and Procedures.” For the convenience of the reader, this Amendment No. 1 amends and restates Part II, Item 9A in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains a new certification (filed as exhibits hereto) by our Chief Executive Officer and Interim Chief Financial Officer required pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350. Accordingly, this Amendment No. 1 amends and restates Part IV, Item 15(b) to reflect the filing of these currently dated certifications.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, including the previously reported financial statements and other financial disclosures included in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to determine whether any change occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fiscal quarter ended December 31, 2014.

Management's Annual Report on Internal Control Over Financial Reporting
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

As of December 31, 2014, we did not maintain effective monitoring and oversight of controls over the completeness, existence, accuracy and presentation and disclosure of our financial reporting. Specifically, there were errors in the reconciliation of account balances at a level of precision to identify errors. These errors resulted in adjustments to our consolidated financial statements as of and for the year ended December 31, 2014.

The errors arising from the underlying deficiency are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Remediation of the Material Weakness

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

10.49		Registration Rights Agreement dated December 10, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2014).

10.50	‡	Employment Agrement between Steven Chan and Andalay Solar, Inc,, dated April 14, 2015.

10.51	‡	Employment Agrement between Wei-Tai Kwok and Andalay Solar, Inc,, dated April 14, 2015.

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm Burr Pilger Mayer, Inc.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

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

Dated: February 5, 2016

ANDALAY SOLAR, INC.

/s/ Edward L. Bernstein
Edward L. Bernstein
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

4.11		Form of Note issued to Alpha Capital Anstalt dated November 25, 2013 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on November 25, 2013)

4.12		Form of Convertible Note Due December 19, 2015 (incorporated by reference to Exhibit 4.1 of our current Report on Form 8-K filed on December 20, 2013)

4.13		Form of Warrant dated December 19, 2013 (incorporated by reference to Exhibit 4.2 of our current Report on Form 8-K filed on December 20, 2013)

5.1		Opinion of Gracin & Marlow, LLP

10.1	‡	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the August 14, 2006 8-K)

10.1a	‡	2006 Stock Incentive Plan Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.1b	‡	2006 Stock Incentive Plan Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.11 to the August 14, 2006 8-K)

10.2	‡	First Amendment to the 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated December 20, 2006)

10.3		Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the August 2006 8-K)

10.4		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the August 2006 8-K)

10.5		Form of Lockup Agreement (incorporated herein by reference to Exhibit 10.4 to the August 2006 8-K)

10.6	‡
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

10.49		Registration Rights Agreement dated December 10, 2014 between Andalay Solar, Inc. and Southridge Partners II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2014).

10.50	‡	Employment Agrement between Steven Chan and Andalay Solar, Inc,, dated April 14, 2015.

10.51	‡	Employment Agrement between Wei-Tai Kwok and Andalay Solar, Inc,, dated April 14, 2015.

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm Burr Pilger Mayer, Inc.

31	*	Section 302 Certification of Principal Executive and Financial Officer

32	*	Section 906 Certification of Principal Executive and Financial Officer

101.INS	*	XBRL Taxonomy Extension Instance Document †

101.SCH	*	XBRL Taxonomy Extension Schema Linkbase Document †

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith

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